Form 10KSB/A
period 1989-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1989.

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act   of   1934   (no   fee   required)   for   the   transition   period   from
____________________ to _______________________.

Commission file number: 0-17371

                              HYTK INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                       88-0182808
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


               2133 East 9400 South, Suite 151 - Sandy, Utah 84093
                    (Address of Principal Executive Offices)

                                 (801) 944-0701
                (Issuer's Telephone Number, Including Area Code)


         Securities Registered Under Section 12(g) of the Exchange Act:

                 Title of Class: Common Stock, $0.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes __  No XX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended May 31, 1992.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 31, 1997 was $0.00, because the Company's Common Stock was not traded on a stock market or quotation system.

The number of shares outstanding of the issuer's common stock as of August 31, 1997 was 52,266.

                                EXPLANATORY NOTE

         The following audited financial statements are hereby provided in response to a February 23, 1994 Order Instituting Public Administrative Proceeding Pursuant to Section 21C of the Securities Exchange Act (the "Order"). The Order was the result of the Security Exchange Commission's determination that the Company had improperly recorded a real estate transaction as a purchase and leaseback instead of a financing transaction. The Order required the Company to file audited financial statements which properly account for the transaction within 90 days of commencing operations.

Sellers & Associates
CERTIFIED PUBLIC ACCOUNTANT                 Fax (801) 627-1639
378 Harrison Blvd.  Suite 101, Ogden, Utah 84403              (801) 621-8128

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. and Subsidiaries as of May 31, 1989 and 1988 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1989, 1988 and 1987. These financial statements are the responsibilities of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the financial statements, the Company transferred its assets in a bulk sale May 20, 1992. An officer of the Company owned 40% of the acquiring corporation. The acquiring corporation assumed the Company debts without additional consideration as the debts were equal to or exceeded the value of the assets transferred. The financial records of the Company were also transferred to the acquiring corporation. Since that time, the acquiring corporation has changed ownership and management and the financial records of the Company through May 31, 1992 have become lost, destroyed, or otherwise made unavailable by the corporation. Because of this, we have relied primarily on the prior audits unaudited financial statements of the Company as previously provided in reports filed with the Securities and Exchange Commission. Although we have generally satisfied ourselves as to the overall reasonableness of such financial data, we were unable to satisfy ourselves as the correctness and accuracy of the statements of cash flows as provided in these financial statements.

In our opinion, except as explained paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. and Subsidiaries as of May 31, 1989 and 1988 and the results of its operations and its cash flows for the years ended May 31, 1989 and 1988, and 1987 in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming the Company will continue as a going concern. As discussed in Noted 5 and 6 to the financial statements, the Company disposed of all its assets May 20, 1992 and has not generated revenue since. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


May 20, 1997

                     HYTK INDUSTRIES, INC. AND SUSBIDIARIES
                           Consolidated Balance Sheet
                              May 31, 1989 and 1988


                                     ASSETS

                                                      May 31, 1989  May 31, 1988
                                                       ------------- -----------

Current Assets:
     Cash and cash equivalents .......................   $    2,180   $    6,856
     Certificate of deposit ..........................         --        100,000
     Accounts receivable trade, less allowance
        for doubtful accounts of $10,000 .............         --        189,224
     Accounts receivable, other ......................          505          400
     Notes receivable, related parties ...............      200,000      270,000
     Accrued interest ................................         --         42,986
     Inventories .....................................         --        366,839
     Prepaid expenses ................................         --         40,100
                                                         ----------   ----------
                                                                      ----------
                                                            202,685    1,016,405
                                                         ----------   ----------

Property, plant and equipment
     Equipment .......................................         --         98,703
     Vehicles ........................................         --         76,562
     Leasehold improvements ..........................         --         72,049
     Furniture and fixtures ..........................        4,768       15,569
                                                         ----------   ----------
                                                              4,768      262,883

     Less accumulated depreciation and amortization ..          477      174,898
                                                         ----------   ----------
                                                              4,291       87,985
                                                         ----------   ----------

Other Assets:
     Investment in marketable securities .............      118,541         --
     Notes receivable, net of allowance for loss
        of $75,000 in 1989 and $25,000 in 1988 .......       25,000       75,000
     Deferred registration cost ......................       70,996         --
     Deposits ........................................         --          6,261
     Other assets, discontinued operations,
        net of associated liabilities ................      675,748         --
                                                         ----------   ----------
                                                            890,285       81,261
                                                         ----------   ----------

TOTAL ASSETS .........................................   $1,097,261   $1,185,651
                                                         ==========   ==========

                       See notes to financial statements.

                     HYTK INDUSTRIES, INC. AND SUSBIDIARIES
                           Consolidated Balance Sheet
                              May 31, 1989 and 1988


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           May 31, 1989   May 31, 1988
                                                                ---------    ---------

Current Liabilities:
     Notes payable .......................................   $      --     $    11,993
     Current maturities of long-term debt ................          --          38,304
     Current maturities of liabilities under capital lease          --          13,173
     Accounts payable ....................................        18,751       108,640
     Accrued profit sharing contribution .................          --          30,712
     Accrued rent, related party .........................          --          21,955
     Other accrued expenses ..............................          --          37,235
     Estimated warranty reserve ..........................          --          14,815
     Income taxes payable ................................        28,500          --
     Customer prepayments ................................          --          61,815
                                                             -----------   -----------
                                                                  47,251       338,642
                                                             -----------   -----------

Noncurrent Liabilities:
     Notes payable .......................................          --          15,402
     Liabilities under capital leases ....................          --          13,515
     Deferred income taxes ...............................        14,300          --
                                                             -----------   -----------
                                                                  14,300        28,917
                                                             -----------   -----------

Commitments and contingencies ............................          --            --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding .................          --            --
     Common stock, par value $.001
        950,000,000 shares authorized,
          issued and outstanding shares
        of 17,141 for 1989 and 14,304 for 1988 ...........            17            14
     Additional paid-in-capital ..........................       849,345       818,829
     Retained earnings (deficit) .........................       186,348          (376)
                                                             -----------   -----------
                                                               1,035,710       818,467

     Less cost of common shares
       reacquired for the treasury .......................          --             375
                                                             -----------   -----------
                                                             -----------   -----------
                                                               1,035,710       818,092
                                                             -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............   $ 1,097,261   $ 1,185,651
                                                             ===========   ===========

                       See notes to financial statements.

                     HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                            Statements of Operations
                 For the Years Ended May 31, 1989, 1988 and 1987


                                                                              May 31,          May 31,         May 31,
                                                                               1989             1988            1987
                                                                           -------------  -------------   -------------
Revenues ..............................................................   $      --       $ 1,798,848  $   1,608,316
Cost of Goods Sold ....................................................          --         1,164,382      1,087,552
                                                                            -----------    -----------    -------------
Gross Profit ..........................................................          --        $  634,466    $   520,764
                                                                            -----------    -----------    -------------

Operating Expenses:
     Salaries and payroll taxes .......................................        59,465        237,573        187,360
     Advertising ......................................................          --           30,592         39,992
     Professional fees ................................................        14,247         74,088        105,704
     General and administrative .......................................        17,356         27,307         27,095
     Bad debt .........................................................        50,000         34,365          2,130
     Rent and utilities ...............................................        11,160         26,362         40,036
     Insurance ........................................................           691         29,251         25,923
     Depreciation and amortization ....................................           477         48,374         57,573
     Profit sharing contribution ......................................          --           30,712           --
     Office ...........................................................          --           24,171         19,443
                                                                           -----------    -----------    -------------
                                                                             153,396        562,795          505,256
                                                                           -----------    -----------    -------------

Operating Income ......................................................   $  (153,396)   $    71,671    $    15,508

Non-Operating Income (Expense)
     Consulting income ................................................       118,541           --             --
     Interest income ..................................................        22,253         42,195         44,155
     Interest expense .................................................          --          (15,844)       (14,809)
     Miscellaneous ....................................................          --              816          2,559
     Settlement of disputed payable ...................................          --            2,496         50,036
     Loss on disposition of equipment and leasehold improvements ......          --           (3,652)       (68,253)
                                                                            ----------    -----------    -------------
                                                                              140,794         26,011           13,688
                                                                           -----------    -----------    -------------
Income (Loss) from continuing operations
     before income taxes and extraordinary item .......................       (12,602)   $    97,682    $    29,196

Provision for income taxes ............................................         4,000         21,700         11,139

Gain from discontinued operations, net of income tax benefit ..........       167,226           --             --
                                                                           -----------    -----------    -------------

Income (loss) before extraordinary item ...............................   $   158,624    $    75,982    $    18,057

Extraordinary item, reduction of income tax arising from carryforward
     of prior year operating loss .....................................        28,100         21,700           --
                                                                           -----------    -----------    -------------

Net Income (loss) .....................................................   $   186,724    $    97,682    $    18,057
                                                                          ===========    ===========    =============

Earnings (loss) per share:
     Income (loss) from continuing operations .........................   $     (0.87)   $     6.83     $     2.04
                                                                          ===========    ===========    =============
     Income (loss) before extraordinary item ..........................   $     11.00    $     5.31     $     1.26
                                                                          ===========    ===========    =============
     Net income (loss) ................................................   $     12.95    $     6.83     $     1.26
                                                                          ===========    ===========    =============

Weighted-average shares outstanding ...................................        14,422         14,304         14,284

                       See notes to financial statements.

                                                                       HYTK INDUSTRIES AND SUBSIDIARIES
                                                                      Statements of Stockholders' Equity
                                                                   Years Ended May 31, 1989, 1988 and 1987


                                                       Common Stock                                           Treasury Stock
                                             ---------------------------------                       ------------------------------
                                                                                                            Retained
                                                                Additional                                   Earnings       Total
                                     Number of                   Paid In        Number of                   (Deficit)  Stockholders'
                                      Shares       Par Value     Capital         Shares        Par value   Accumulated      Equity
                                    -----------  ------------ ------------   --------------    ---------  -------------- -----------

Balances, May 31, 1986 .......        14,059   $        14   $   791,778           --     $               $  (116,115)   $   675,677

Issuance of common stock
     for services ............           152          --           5,750           --             --             --            5,750

Issuance of common stock for
     acquired customers ......            73          --          20,500           --             --             --           20,500

Acquisition of common stock
     for the treasury upon
     forfeiture of rights to
     stock issued for services          --            --            --               67           (375)          --            (375)

Net income ...................          --            --            --             --             --           18,057         18,057
                                 -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balances, May 31, 1987 .......        14,284   $        14   $   818,028             67    $      (375)   $   (98,058)   $   719,609

Issuance of common stock
     under stock bonus plan ..            17          --             495           --             --             --              495

Issuance of common stock
     for sales performance ...             2          --             271           --             --             --              271

Issuance of common stock
     for warrant .............             1          --              35           --             --             --               35

Net Income ...................          --            --            --             --             --           97,682         97,682
                                 -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balances, May 31, 1988 .......        14,304   $        14   $   818,829             67    $      (375)   $      (376)   $   818,092

Issuance of common stock
     under stock bonus plan ..             6          --             182           --             --             --              182

Issuance of common stock .....         2,679             3            (3)          --             --             --                0

Issuance of common stock
     to profit sharing plan ..           152          --          30,336            (67)           375           --           30,711

Issuance of common stock
     for cash ................          --            --               1           --             --             --                1

Net Income ...................          --            --            --             --             --          186,724        186,724
                                 -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, May 31, 1989 .......        17,141   $        17   $   849,345           --      $      --      $   186,348    $ 1,035,710
                                 ===========   ===========   ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements.

                                                                    HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                                                         Statements of Cash Flows
                                             For the Years Ended May 31, 1989, 1988, and 1987


                                                                                       May 31,           May 31,           May 31,
                                                                                         1989              1988              1987
                                                                                      ----------       ----------        -----------
Cash Flows From Operating Activities
     Net income ..............................................................          186,724            97,682         $  18,057
     Noncash expenses (income) included in net income :
        Depreciation and amortization ........................................              477            48,374            57,573
        Loss on disposition of property ......................................             --               3,652            68,253
        Equipment provision for loss on note receivable ......................             --              25,000              --
        Issuance of common stock for services ................................              182               766             5,750
        Acquisition of marketable securities
         for consulting services .............................................         (118,541)             --              22,663
        Issuance of stock to profit-sharing and stock bonus plan .............           30,711              --                --
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable, trade ....................             --             (59,233)           54,026
        (Increase) decrease in inventories ...................................             --             (10,944)          (13,196)
        (Increase) decrease in accounts receivable, other ....................             (505)             --                --
        Decrease in other current assets .....................................           40,100              --                --
        (Increase) decrease in other assets,
          discontinued operations ............................................          126,092              --                --
        Increase (decrease) in accounts payable
         and accrued expenses ................................................           (6,249)           53,824           (63,683)
        Increase (decrease) in income taxes payable ..........................           42,800           (11,139)           11,139
        Other prepaids, deferrals and accruals, net ..........................             --             (48,081)          (81,170)
                                                                                      ---------         ---------         ---------
Net cash provided by (used for) operating activities .........................          301,791            99,901            79,412
                                                                                      ---------         ---------         ---------

Cash Flows From Investing Activities
     Disbursements on notes receivable .......................................             --                --            (370,000)
     Proceeds form sale of equipment .........................................             --                 300            35,845
     Purchase of equipment and leasehold improvements ........................             --             (22,178)          (90,163)
     Change in deposits and other assets .....................................             --               2,744            (3,735)
     Repayment (payment) of note receivable,
      related party, net .....................................................         (200,000)             --                --
     Purchase of equipment ...................................................           (4,768)             --                --
                                                                                      ---------         ---------         ---------
Net cash provided by (used for) investing activities .........................         (204,768)          (19,134)         (428,053)
                                                                                      ---------         ---------         ---------

Cash Flows From Financing Activities
     Proceeds from issuance of common stock ..................................             --                  35            20,500
     Proceeds from revolving line of credit,
      short and long term borrowing ..........................................             --             455,854           374,703
     Principal payment on revolving
       line of credit and leasehold improvements .............................             --            (534,702)         (350,713)
     Purchase of treasury stock ..............................................             --                --                (375)
     Increase in deferred registration costs .................................          (70,995)             --                --
     Payment of note payable, related party ..................................          (25,000)             --                --
                                                                                      ---------         ---------         ---------
Net cash provided by (used for) financing activities .........................          (95,995)          (78,813)           44,115
                                                                                      ---------         ---------         ---------

Increase (decrease) in cash and cash equivalents .............................            1,028             1,954          (304,526)

Cash and cash equivalents, beginning of year .................................            1,152           104,902           409,428
                                                                                      ---------         ---------         ---------

Cash and cash equivalents, end of year .......................................            2,180           106,856         $ 104,902
                                                                                      =========         =========         =========

Supplemental Disclosures Of Cash Flow Information
     Cash payments for Interest ..............................................            8,576            15,844         $  15,007
     Cash payment for Income Taxes ...........................................            3,000             9,910         $    --

Supplemental Disclosures of Noncash Information
     (Decrease) in other assets, discontinued operations,
       net of associated .....................................................         (167,226)                0              --
       liabilities ...........................................................           70,995                 0              --

                       See notes to financial statements.

                     HYTK INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     Years ended May 31, 1989, 1988 and 1987
Note 1.  Nature of Business and Significant Accounting Policies

         The Company's operations were in the telecommunications industry specializing in the sales, installations and maintenance of telephone systems.

         A summary of the Company's significant accounting policies follows:

               Principles of consolidation:

                  HYTK Industries, Inc. was formerly known as Digitel of Las Vegas, Inc. As of June 1, 1987, the Company's interconnect operations were transferred to a wholly-owned subsidiary formed by the Company, Digitel, Inc. , and the Company operated under the Digitel, Inc. name. HYTK Industries Inc. acted only as a holding company for its subsidiary.

                  The consolidated financial statements include the accounts of HYTK Industries Inc. and its wholly-owned subsidiary, Digitel, Inc. and US Voice Corporation (fiscal 1989 only). All significant intercompany accounts and transactions have been eliminated.

                  US Voice Corporation, a wholly-owned subsidiary of the Company, was incorporated on January 12, 1989 to sell voice mail equipment and to lease voice mail boxes on a monthly basis. On October 1, 1989, operations of US Voice Corporation were discontinued.

                  Ditigel, Inc. operated in the telecommunications industry, specializing in the sales, installation and maintenance of telephone and voice mail systems. On June 30, 1992, operations of Ditigel, Inc. were discontinued.

               Inventories:

                  Inventories consisting of supplies, telephone equipment and parts are stated at lower of cost (first-in, first-out method) or market.

               Equipment and leasehold improvements:

                  Equipment and leasehold improvements, including assets acquired under capital leases, are recorded at cost, and depreciation and amortization are computed primarily using accelerated methods over the following estimated useful lives of the assets:
                                                                       Years
                     Equipment                                         5-10
                     Vehicles                                          5
                     Leasehold improvement                             5
                     Furniture and fixtures                            7

               Recognition of revenue:

                  The Company recognizes sale and installation  revenue upon the
                  completion  of  the  installation.   Maintenance   revenue  is
                  recognized ratably over the term of the maintenance contract.

Note 1.    Nature of Business and Significant Accounting Policies (continued)

               Earnings per share data:

                  Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the year.

                  Outstanding warrants have not been included in the computation
                  of  income   per  share  as  the   effect  of  such  would  be
                  anti-dilutive.

               Reclassifications:

                  Certain items in the financial statements for 1987 were reclassified to be consistent with the classifications adopted for 1988. This reclassification has no effect on net income or stockholders' equity.

               Deferred registration costs:

                  Deferred registration costs have been incurred in connection with a proposed public offering of preferred stock and warrant offering. Costs incurred in connection with the warrant offering were offset against the proceeds of that offering.
                  The preferred stock offering has been abandoned and, as a result, the deferred registration costs associated with that offering have been expensed.

               Cash equivalents:

                  The Company considers all certificates of deposits with maturities of three months or less as of year end to be cash equivalents.

Note 2.    Notes Receivable

           On December 31, 1986, the Company entered into a Stock Purchase and Exchange Agreement with Environmental Communications, Incorporated (Environmental). This Agreement contemplated the issuance of 4,205 shares of the Company's common stock to the shareholders of
           Environmental in exchange for all of the issued and outstanding capital stock of Environmental. As a result, the businesses of the two entities would be combined and control of the Company would be transferred to Environmental's shareholders. The Company advanced $100,000 to Environmental's shareholders on February 13, 1987.

           The promissory note evidencing the advance accrued interest at the prime rate and was personally guaranteed by Environmental's major shareholder and president. The accrued interest was due and payable quarterly beginning May 31, 1987, and the entire principal was due May 31, 1989. This contemplated business combination has since been abrogated. For fiscal 1988, an allowance for possible loss was recorded for 25% of the principal balance on the promissory note.

           The note was in default as of May 31, 1989 and management increased the allowance for possible loss to 75% of the principal balance. In fiscal 1990, the note was written off as uncollectible.

Note 3.    Notes  receivable,   related  party  and  Investments  in  marketable
           securities  During the year ended May 31, 1987 the  Company  advanced funds to Olson  Glass Co.  of  Nevada  (Olson)  pursuant  to  various promissory  notes,  with  interest  rate at 14% per  annum and due on demand. As of May 31, 1988,  $270,000 principal remained  outstanding plus  accrued  interest  of  $42,986.  The notes were  guaranteed  by
           Century Manufacturing,  Inc. (Century),  the parent company of Olson, and were secured by a deed of trust of real  property  located in Las
           Vegas,  Nevada.  Prior to April 1, 1988,  Olson and Century were both related to the Company through common  ownership and management.  The note and accrued interest were repaid during December 1988.

           The May 31, 1989 note  receivable was the result of $200,00  advanced to Joseph  Kowal,  an unrelated  third party,  and  Beckstead  Family
           Investment Limited  Partnership,  in which an officer/director of the
           Company  was a  general  partner.  Subsequent  to May 31,  1989,  the officer/director  of the  Company  divested  himself  of  his  entire interest in the Beckstead Family Investment Limited Partnership.  The
           $200,000  was  used  to  provide   capital  in  connection  with  the
           acquisition of Above Software, Inc. by Los Angeles Securities Group (
           LASG) (subsequently known as Above Technologies, Inc.).

           As  consideration  for advancing  Above  Technologies,  Inc.  working
           capital  funding,   and  as  consideration  for  consulting  services
           rendered  to Above  Technologies,  Inc. by the  Company,  the Company
           received a total of 480,588 shares of Above Technologies, Inc. common stock valued at $118,541. The market value of the stock as of May 31,
           1989 was $118,541.

           The $200,000 note was non-interest bearing and was originally due the later of December 31, 1989 or the  effective  date of a  registration statement  of LASG.  However,  in fiscal 1990,  upon  approval by the
           Company,   Joseph  Kowal  and  Beckstead  Family  Investment  Limited
           Partnership,  as  borrowers,  assigned  their  interest  in the  note receivable  to Dale Lyon Living  Trust,  an  unrelated  entity.  Upon transfer  of their  interest to the  purchaser,  the  purchaser  paid
           $25,000 to the Company and paid the remaining  balance of $175,000 in monthly  installments  of $25,000 with  interest at eight percent per annum.

Note 4.    Pledged Assets, Notes Payable and Long-Term Debt

           Notes  payable  for  fiscal  1988 of  $11,993  were due  Transamerica
           Insurance, in monthly installments of $2,962, including interest, through October 1988.

           Long-term debt for fiscal 1988  consisted of the  following:
                                                                                           May 31, 1988
                                                                                          -------------

               Bank,  11%,  due in monthly  installments  of  $2,112,  including interest,  through  November  1989,  collateralized  by leasehold
               improvements with a depreciated cost of approximately $47,600             $       35,347

               GMAC, 22.5%, due in monthly installments of $274,
               including interest, through March 1990, collateralized
               by vehicles with a depreciated cost of approximately $3950.                        4,970
                                                                                      ------------------

                  Subtotal forward                                                      $        40,317

Note       4. Pledged  assets,  Notes  payable and  Long-term  debt  (continued)
           Long-term debt (continued):
                                                                                         May 31, 1988

               Subtotal forwarded                                                       $         40,317

               GMAC, 15%, due in monthly installments of $750,
               including interest, through January 1989, collateralized
               by vehicles with a fully depreciated cost                                           5,738

               GMAC, 8.99%, due in monthly installments of $303,
               including interest, through April 1989, collateralized
               by vehicles with a fully depreciated cost                                           3,190

               GMAC, 15%, due in monthly installments of $171,
               including interest, through June 1989, collateralized
               by vehicles with a fully depreciated cost                                           2,005

               GMAC, 8.99%, due in monthly installments of $215,
               including interest, through May 1989, collateralized
               by vehicles with a fully depreciated cost                                           2,456
                                                                                             -----------
                                                                                         $        53,706
                     Less current maturities                                                      38,304
                                                                                             -----------

                                                                                         $        15,402
                                                                                             ===========

           Aggregate maturities of long-term debt were due as follows:
               Year ending May 31,
                  1989                                                 $ 38,304
                  1990                                                    15,402
                                                                       ---------
                                                                       $ 53,706

Note 5.    Going Concern

           The Company has ceased operations and disposed of most of its assets and is now inactive. Consequently, it is not a going concern. Unless additional funds and business activity come into the Company, it will remain inactive.

Note 6.    Explanation of Financial Statement Presentation

Pursuant to a May 20, 1992 Asset Purchase Agreement, the Company transferred nearly all of the assets then owned by Digitel to Southwestern Communications, Inc., a Nevada corporation f/k/a Western Communications, Inc. ("Southwestern"). By means of this Agreement, the Company sold all of Digitel's machinery, equipment, tangible personal property, inventory, and accounts receivable to Southwestern. The only asset not transferred to Southwestern was a Honda automobile encumbered by a lease contract with Honda Leasing. As consideration for the transfer, Southwestern assumed approximately $675,000 worth of Digitel's debts. No additional consideration was paid because the debts to be assumed were equal to or exceeded the value of the assets transferred. Southwestern provided notice of this bulk sale pursuant to the provisions of Article 6 of the Uniform Commercial Code. Prior management indicated that the decision to sell Digitel was based on the fact that Digitel had experienced net losses in the prior two years and Digitel's liabilities exceeded its assets at the time of the transfer. Gordon Beckstead, then the Company's president and director, was a 40% owner of Southwestern at the time of this transaction.

During fiscal year 1994, Digitel's articles of incorporation were suspended by the State of Colorado for failure to file its 1993 annual report. The Company has no current intentions to revive Digitel's charter and will likely seek to voluntarily dissolve Digitel in the near future. Accordingly, the Company has not included Digitel as a consolidated subsidiary on the attached financial statements. Rather, such activity is reported as "other assets, discontinued operations, net of associated liabilities " or "other liabilities, discontinued operations, net of associated assets." Since the baulk sale occurred just prior to the May 31, 1992 year end, the response to notifications of assumption of debt of Southwestern extended into the year ended May 31, 1993. Accordingly, the final disposal of "Other assets, discontinued operations, net of associated liabilities " and "other liabilities, discontinued operations, net of associated assets" also extended into the year ended May 31, 1993. Consequently, there are no liabilities dealing with the bulk transfer subsequent to May 31, 1993.

Prior to the transfer of Digitel, the Company also had made transfers of its other subsidiaries and interests in U.S. Voice and Cactus Club. As with Digitel, these activities are also reported as "discontinued operations" in the financial statements through May 31, 1991.

Note 7.    Capitalized Lease Obligations

           Equipment and leasehold improvement include amounts for leased assets which were capitalized as follows:
                                                                   May 31, 1988
               Equipment                                       $         52,645
               Furniture and fixtures                                    10,132
                                                                ----------------
                                                               $         62,777
               Less accumulated amortization                             47,890
                                                                ----------------
                                                               $         14,887
                                                                ================


           Liabilities under capital lease consisted of the following:
                                                                   May 31, 1988
               13.9%, due in monthly installments of $313,
               including interest, through November 1988,
               collateralized by equipment with a fully
               depreciated cost                                $          2,788

               14%, due in monthly installments of $224,
               including interest, through March 1989,
               collateralized by equipment with a fully
               depreciated cost                                           3,011

               22%, due in monthly installments of $449,
               including interest, through July 1989,
               collateralized by equipment with a depreciated
               cost of approximately $3,400                               5,155
               14%, due in monthly installments of $393,
               including interest, through December 1992,
               collateralized by equipment with a depreciated
               cost of approximately $11,500                              15,734
                                                                ----------------
                                                                $         26,688
                     Less current maturities                              13,173
                                                                $         13,515

           Future lease payments, by year and in the aggregate, under capital leases were due as follows:
               Years ending May 31,
                     1989                                              $ 14,222
                     1990                                                 5,614
                     1991                                                 4,716
                     1992                                                 4,716
                     1993                                                 2,751
                                                                     ----------
                     Total minimum lease payments                      $ 32,019
                     Amount representing interest                         5,331
                                                                     ----------
                     Present value of net minimum
                     lease payments                                    $ 26,688
                                                                       ========

Note 8.    Lease Commitments and Related Party Transaction

            Ditigel, a subsidiary of the Company, leased office space from Century Manufacturing, Inc., who was formerly a related party. The lease provided that the lessees pay all property taxes, insurance and maintenance plus a current monthly rental of $1,532. The lease expired September 30, 1991.

            The Company leased office space from a related party on a month-to-month basis. The lease required monthly rentals starting at $750, with a $15 increase in March of each year until February 1990. As of May 31, 1989, the monthly rental was $810. During the years ended May 31, 1988 and 1987, the Company reduced rent expense by $2,750 and $2,393 through collection of sublease rentals.

           The total minimum rental commitment under the above leases was as follows for the years ending May 31:
                     1990                                              $ 25,671
                     1991                                                18,381
                     1992                                                 6,127
                                                                       $ 50,179

Note 9.    Income Taxes

           Deferred  income tax provision,  resulting from  differences  between accounting  for financial  statement  purposes and accounting for tax purposes were as follows:
                                                                          1989
                     Consulting income                              $   32,200
                     Allowance for
                         uncollectible receivables                     (22,800)
                     Deferred salaries                                  10,000
                     Warranty reserve                                   (5,100)
                                                                       ---------
                                                                    $    14,300

           The  provision  for  income  taxes   included  in  the   accompanying
           consolidated  statements  of  operations  differs form the  statutory amount for the following:
                               Years Ended May 31,
                                 1989 1988 1987
               Income tax expense
                  at statutory federal tax rate                        $   79,100   $   34,189   $   24,305
               Graduated tax rates                                         (5,200)     (12,489)     (15,204)
               Investment tax credit recapture                              -            -          11,139
               Other                                                        -            -          (9,101)
                                                                       ------------ -----------    ---------
                                                                       $  73,900   $  21,700    $  11,139
                                                                      ============== ============  ========

            The credits arising from the utilization of net operating loss carry forwards were reflected, in the accompanying consolidated statement of operations, as an extraordinary item

Note 10.   Stock Option Plan

            The Company adopted a qualified stock option plan under which 179 shares of its $0.001 par value common stock were reserved for options to employees. Option price would be the fair market value (110% of fair market value if the optionee had more than 10% voting control) of the common stock on the date the options are granted. The term of an option shall be for a period of no longer than ten years from the date of the grant of the option. No options were granted and the Plan expired May 20, 1995.

Note 11.   Stockholders' Equity

            On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. The par value of the common stock remained at $.001. All references to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

            In February 1986, the Company had a public offering of its securities, selling 3,130 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each of these warrants entitled the holder to purchase one share of common stock commencing October 17, 1986 through October 17, 1988 at an exercise price of $.05 per share. These warrants were redeemable in whole or in part by the Company at a price of $.01 per share ($.005 per warrant) subject to 30 days prior notice. In connection with the public offering, the Company sold to the underwriter common stock purchase warrants which entitled the warrant holder to purchase one share of the company's common stock for each ten units sold in the public offering (underwriters warrants totaled 313). Underwriter warrants were exercisable January 17, 1987 through January 17, 1990 at an exercise price of $.06 per share.

            During the year ended May 31, 1987, the Company issued 152 shares to certain employees for services performed. Upon these employees' termination in 1987, the Company acquired 67 of the 152 shares from the terminated employees for $375 and such amount was charged to treasury stock. Also during the year ended May 31, 1987, the Company issued 73 shares for the acquisition of certain contracts and customers from discontinued telecommunications companies.

            On May 4, 1987, the shareholders amended the articles of incorporation to increase the number of authorized shares from 100,000,000 to 950,000,000 and authorized the creation of 50,000,000 shares of $.001 par value preferred stock. The shares of preferred stock may be divided into one or more series, with such rights, preferences, qualifications, limitations and restrictions as may be determined by the board of Directors. Subsequent to the year end, the Company's Board of Directors established a Class A Convertible Preferred Stock (Class A Preferred) and a Class B Convertible Preferred Stock (Class B Preferred). The shares of Class B Preferred were nonvoting, carried no dividend rights, were not redeemable, and were not entitled to share in any assets of the Company if it is liquidated and each share of Class B Preferred was convertible into
            16.667 shares of Class A Preferred.

            During the year ended May 31, 1988 the Company approved a stock bonus plan for its employees. The plan approved 90 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1989 and 1988, the Company distributed under this plan 6 and 17 shares, respectively amounting to $182 and $495 each.

            On May 26, 1989, the Company issued 2,679 restricted shares of common stock to the Workman Family Partnership (WFP), a general partnership controlled by William Workman, then a director of the Company, in exchange for its interest in an office and warehouse complex.

Note 12.   Profit-Sharing Trust

            During the year ended May 31, 1988, the Company established a profit-sharing trust for its employees who meet eligibility requirements set forth in the Plan. The annual contributions to the Plan were to be determined by the board of Directors, with a maximum amount equal to 15 percent of gross salaries. The amount of the contribution for the year ended May 31, 1989 and 1988 were $40,000 and $30,712, respectively.

            During the year ended May 31, 1989, the Plan settled the May 31, 1988 accrued profit sharing contribution of $30,711 by issuing 152 shares of the Company's $.001 par value common stock and 67 shares of its treasury stock.

Note 13.   Supplemental data to consolidated statements of cash flows

            Excluded from the consolidated statement of cash flows for 1989 were the effects of certain noncash investing and financing activities as follows: Acquisition of marketable securities for consulting services for $118,541.

Note 14.   Discontinued operations

            During the year ended May 31, 1989, the Company commenced operations of one of its wholly-owned subsidiaries, US Voice Corporation, which provided voice mail equipment and leasing of voice mail boxes. US Voice Corporation incurred a considerable loss during its start-up, and on October 1, 1989, management decided to discontinue its operations. The company disposed of its net assets relating to the operations of US Voice Corporation, resulting in a gain of $2,403. The Company incurred a loss from discontinued operations of US Voice Corporation of $50,511 net of an income tax benefit of $22,704 for the year ended May 31, 1990.

Note 15.   Subsequent Events

            On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12TH day of September 1997.

         HYTK Industries, Inc.


           /s/Ken Kurtz
           ------------
           Ken Kurtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                          Date

                          President and Director         September 12, 1997
  /s/Ken Kurtz
  ------------
    Ken Kurtz