Form 10KSB/A
period 1990-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1990.

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

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. and Subsidiaries as of May 31, 1990 and 1989 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1990, 1989 and 1988. These financial statements are the responsibilities of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except as explained paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. and Subsidiaries as of May 31, 1990 and 1989 and the results of its operations and its cash flows for the years ended May 31, 1990 and 1989, and 1988 in conformity with generally accepted accounting principles.

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


May 20, 1997

                     HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                              May 31, 1990 and 1989


                                               May 31, 1990    May 31, 1989
                                              -------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents ................   $   15,950   $    2,180
   Accounts receivable, other ...............       46,568          505
   Notes receivable, related parties ........         --        200,000
   Income tax receivable ....................       15,100         --
                                                 ----------   ----------
                                                    77,618      202,685
                                                 ----------   ----------

Property, plant and equipment ...............        4,768        4,768
   Less accumulated depreciation
    and amortization ........................          477          477
                                                 ----------   ----------
                                                      4,291        4,291
                                                 ----------   ----------

Other Assets:
   Investment in marketable securities ......      118,541      118,541
   Notes receivable, net of allowance
    for loss of $75,000 .....................         --         25,000
   Deposits .................................        2,500         --
   Deferred registration cost ...............      171,464       70,996
   Other assets, discontinued operations,
      net of associated liabilities .........      759,478      675,748
                                                ----------   ----------
                                                 1,051,983      890,285
                                                 ----------   ----------

TOTAL ASSETS ................................   $1,133,892   $1,097,261
                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .........................  $   45,685    $   18,751
   Income taxes payable .....................         --         28,500
                                                ----------   ----------
                                                    45,685       47,251
                                                ----------   ----------

Noncurrent Liabilities:
   Deferred income taxes ....................       14,300       14,300

Commitments and contingencies ...............         --           --

Stockholders' Equity
   Preferred stock, par value $.001,
      50,000,000 shares authorized,
        no share issued and outstanding .....         --           --
   Common stock, par value $.001
      950,000,000 shares authorized,
      issued and outstanding shares
      of  17,860 for 1990 and 17,141 for 1989           18           17
   Additional paid-in-capital ...............      890,044      849,345
   Retained earnings (deficit) ..............      183,845      186,348
                                                ----------   ----------
                                                 1,073,907    1,035,710
                                                ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..   $1,133,892   $1,097,261
                                                ==========   ==========

                       See notes to financial statements.
                                      F-1

                                               HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                                                      Statements of Operations
                                          For the Years Ended May 31, 1990, 1989, and 1988


                                                       May 31,           May 31,      May 31,
                                                        1990              1989          1988
                                                   --------------    -------------- --------------

Revenues ..........................................   $      --      $      --      $ 1,798,848
Cost of Goods Sold ................................          --             --        1,164,382
                                                      -----------    -------------  -------------
Gross Profit ......................................   $     --       $     --           634,466

Operating Expenses
     Salaries and payroll taxes ...................        73,608         59,465        237,573
     Advertising ..................................          --             --           30,592
     Professional fees ............................        20,490         14,247         74,088
     General and administrative ...................        13,907         17,356         27,307
     Bad debt .....................................        14,740         50,000         34,365
     Rent and utilities ...........................        10,800         11,160         26,362
     Insurance ....................................           930            691         29,251
     Depreciation and amortization ................          --              477         48,374
     Profit sharing contribution ..................          --             --           30,712
     Office .......................................          --             --           24,171
     Other ........................................        24,642           --             --
                                                      ----------      ----------   ------------
                                                          159,117        153,396        562,795
                                                       ----------    ------------- ------------

Operating Income (Loss) ...........................   $  (159,117)   $  (153,396)   $    71,671

Non-Operating Income (Expense)
     Consulting income ............................          --          118,541           --
     Write-off deferred registration costs ........      (109,331)          --             --
     Interest income ..............................           672         22,253         42,195
     Interest expense .............................          --             --          (15,844)
     Miscellaneous ................................          --             --              816
     Settlement of disputed payable ...............          --             --            2,496
     Loss on disposition of equipment
      and leasehold improvements ..................          --             --           (3,652)
                                                        -----------    -----------   ------------
                                                         (108,659)        140,794        26,011
                                                        -----------    -----------   -------------

Income (Loss) from continuing operations
     before income taxes and extraordinary item ...      (267,776)       (12,602)        97,682

Provision for income taxes ........................        (3,900)         4,000         21,700

Gain from discontinued operations,
   net of income tax benefit ......................       266,770        167,226           --
Gain on disposal of discontinued operations .......         2,403           --             --
                                                         ---------     ---------    ------------

Income (loss) before extraordinary item ...........        (2,503)       158,624         75,982

Extraordinary item, reduction of income tax
   arising from carryforward
     of prior year operating loss .................          --           28,100         21,700
                                                        -----------    ----------   ------------

Net Income (loss) .................................   $    (2,503)   $   186,724    $    97,682
                                                        ==========    =============   ===========

Earnings (loss) per share:
     Loss for continuing operations ...............   $    (15.05)   $    (0.87)    $      6.83
                                                       ===========    =============   ============
     Income (loss) before extraordinary item ......   $     (0.14)   $    11.00     $      5.31
                                                       ===========    =============  =============
     Net income (loss) ............................   $     (0.14)   $    12.95     $      6.83
                                                       ===========    =============   ============

Weighted-average shares outstanding ...............        17,796         14,422         14,304

                                                 See notes to financial statements.
                                                                F-2

                                                  HYTK INDUSTRIES AND SUBSIDIARIES
                                                 Statements of Stockholders' Equity
                                               Years Ended May 31, 1990, 1989 and 1988


                                                     Common Stock                                           Treasury Stock
                                           ----------------------------------                     ----------------------------------
                                                                                                            Retained
                                                                   Additional                               Earnings        Total
                                           Number of                Paid In    Number of                    (Deficit)  Stockholders'
                                            Shares    Par Value     Capital      Shares        Par value    Accumulated     Equity
                                           -----------------------------------------------------------------------------------------

Balances, May 31, 1987 .............        14,284   $      14   $   818,028         67    $      (375)   $   (98,058)   $   719,609

Issuance of common stock under
     stock bonus plan ..............            17          --           495          --            --            --             495

Issuance of common stock for sales
     performance ...................             2          --           271          --            --            --             271

Issuance of common stock for warrant             1          --            35          --            --            --              35

Net Income .........................            --          --            --          --            --           97,682       97,682
                                       -----------   -----------   -----------    -----------    ----------- -----------   ---------

Balances, May 31, 1988 .............        14,304   $      14   $   818,829           67    $      (375)   $     (376)  $   818,092

Issuance of common stock
     under stock bonus plan ........             6          --           182           --             --             --          182

Issuance of common stock ...........         2,679           3            (3)          --             --             --            0

Issuance of common stock
     to profit sharing plan ........           152          --          30,336        (67)           375             --       30,711

Issuance of common stock
     for cash ......................          --            --              1           --             --            --            1

Net Income .........................          --            --            --            --             --        186,724     186,724
                                       -----------   -----------   -----------    -----------    -----------  -----------   --------

Balances, May 31, 1989 .............      17,141    $      17    $   849,345           --      $     --      $   186,348 $ 1,035,710

Issuance of common stock
     under stock bonus plan ........             5          --          700           --             --             --           700

Issuance of common stock
     to profit sharing plan ........           714           1        39,999          --             --             --         40000

Net Loss ...........................          --            --            --          --             --           (2,503)    (2,503)

                                       -----------   -----------   -----------    -----------    -----------    -----------  -------

Balances, May 31, 1990 .............        17,860   $     18   $   890,044           --      $      --      $   183,845 $ 1,073,907
                                       ===========   ===========   ===========    ===========    ===========    =========== ========

                                               See notes to financial statements.
                                                                F-3

                                               HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                                                      Statements of Cash Flows
                                           For the Years Ended May 31, 1990, 1989 and 1988


                                                                                    May 31,           May 31,           May 31,
                                                                                     1990              1989               1988
                                                                                 --------------    --------------    ---------------
Cash Flows From Operating Activities
     Net income (loss)                                                            $        (2,503)  $      186,724    $       97,682
     Noncash items included in net income (loss):
        Depreciation and amortization                                                        -               477             48,374
        Loss on disposition of property                                                      -                 -              3,652
        Equipment provision for loss on note receivable                                 14,740                 -             25,000
        Issuance of common stock for services                                              700               182                766
        Acquisition of Marketable securities for consulting services                         -          (118,541)
        Issuance of stock to profit-sharing and stock bonus plan                        40,000            30,711                  -
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable, trade                                    -                 -            (59,233)
        (Increase) decrease in inventories                                                   -                 -            (10,944)
        (Increase) decrease in accounts receivable, other                              (46,063)             (505)                 -
        (Increase) decrease in income tax receivable                                   (15,100)                -                  -
        Decrease in other current assets                                                     -            40,100                  -
        (Increase) decrease in other assets, discontinued operations              $      (83,730)        126,092
        (Increase) decrease in other assets                                             (2,500)                -                  -
        Increase (decrease) in accounts payable and accrued expenses                    26,934            (6,249)            53,824
        Increase (decrease) in income taxes payable                                    (28,500)           42,800            (11,139)
        Other prepaids, deferrals and accruals, net                                          -                 -            (48,081)
                                                                                 --------------    --------------    ---------------
Net cash provided by (used for) operating activities                                   (96,022)          301,791             99,901
                                                                                 --------------    --------------    ---------------

Cash Flows From Investing Activities
     Proceeds from sale of equipment                                                         -                 -                300
     Purchase of equipment and leasehold improvements                                        -                 -            (22,178)
     Change in deposits and other assets                                                     -                 -              2,744
     Repayment (payment) of note receivable, related party                             200,000          (200,000)                 -
     Purchase of equipment                                                                   -            (4,768)                 -
                                                                                 --------------    --------------    ---------------
Net cash provided by (used for) investing activities                                   200,000          (204,768)           (19,134)
                                                                                 --------------    --------------    ---------------

Cash Flows From Financing Activities
     Proceeds from issuance of common stock                                                  -                 -                 35
     Proceeds from revolving line of crdit, short and long term borrowings                   -                 -            455,854
     Principal payment on revolving line of credit and leasehold improvements                -                 -           (534,702)
     Payment received on notes receivable                                               10,260                 -                  -
     Increase in deferred registration costs                                          (100,468)          (70,995)                 -
     Payment of note payable, related party                                                  -           (25,000)                 -
                                                                                 --------------    --------------    ---------------
Net cash provided by (used for) financing activities                                   (90,208)          (95,995)           (78,813)
                                                                                 --------------    --------------    ---------------

Increase (decrease) in cash and cash equivalents                                        13,770             1,028              1,954

Cash and cash equivalents, beginning of year                                             2,180             1,152            104,902
                                                                                 --------------    --------------    ---------------

Cash and cash equivalents, end of year                                            $        15,950   $          2,180  $      106,856
                                                                                 ==============    ==============    ===============

Supplement Disclosures Of Cash Flow Information
     Cash payments for Interest                                                   $      104,231    $          8,576  $       15,844
     Cash payment for Income Taxes                                                $                 $-         3,000  $        9,910

Supplemental Disclosures of Noncash Information
     (Decrease) in other assets, discontinued operations, net of associated       $    (167,226)    $    (167,226)                -
       liabilities                                                                $      70,995     $        70,995               -

                                               See notes to financial statments.

                     HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years ended May 31, 1990, 1989 and 1988

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

                  The consolidated financial statements include the accounts of HYTK Industries Inc. and its wholly-owned subsidiary, Digitel, Inc. and US Voice Corporation. All significant intercompany accounts and transactions have been eliminated.

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

               Reclassifications:

                  Certain items in the financial statements have been reclassified to be consistent with the classifications adopted for prior years. This reclassification has no effect on net income or stockholders' equity.

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

Note 2.    Notes Receivable

           On December 31, 1986 the Company entered into a Stock Purchase and Exchange Agreement with Environmental Communications, Incorporated (Environmental). This agreement contemplated the issuance of 4,205 shares of the Company's common stock to the shareholders of
           Environmental in exchange for all of the issued and outstanding capital stock of Environmental. As a result, the businesses of the two entities would be combined and control of the Company would be transferred to Environmental's shareholders. The Company advanced $100,000 to Environmental's shareholders on February 13, 1987.

           The promissory note evidencing the advance accrues interest at the prime rate and is personally guaranteed by Environmental's major shareholder and president. The accrued interest is due and payable quarterly beginning May 31, 1987, and the entire principal is due May 31, 1989. This contemplated business combination has since been abrogated. For fiscal 1988, an allowance for possible loss was recorded for 25% of the principal balance on the promissory note. The note was in default as of May 31, 1989 and management increased the allowance for possible loss to 75% of the principal balance. In fiscal 1990, the note was written off as uncollectible.

Note 3. Notes receivable, related party and Investments in marketable securities

           During the year ended May 31, 1987 the Company advanced funds to Olson Glass Co. of Nevada (Olson) pursuant to various promissory notes, with interest rate at 14% per annum and due on demand. As of May 31, 1988, $270,000 principal remained outstanding plus accrued interest of $42,986. The notes are guaranteed by Century Manufacturing, Inc. (Century), the parent company of Olson, and are secured by a deed of trust of real property located in Las Vegas, Nevada. Prior to April 1, 1988, Olson and Century were both related to the Company through common ownership and management. The note and accrued interest were repaid during December 1988.

           The May 31, 1989 note receivable was the result of $200,000 advanced to Joseph Kowal, an unrelated third party, and Beckstead Family Investment Limited Partnership, in which an officer/director of the Company was a general partner. Subsequent to May 31, 1989, the officer/director of the Company divested himself of his entire interest in the Beckstead Family Investment Limited Partnership. The $200,000 was used to provide capital in connection with the acquisition of Above Software, Inc. by Los Angeles Securities Group (
           LASG) (subsequently known as Above Technologies, Inc.).

           As consideration for advancing Above Technologies, Inc. working capital funding, and as consideration for consulting services rendered to Above Technologies, Inc. by the Company, the Company received a total of 480,588 shares of Above Technologies, Inc. common stock valued at $118,541. The market value of the stock as of May 31, 1990 and 1989 was $148,177 and $118,541, respectively.

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

Note 4.    Lease Commitments and Related Party Transaction

           Ditigel, a subsidiary of the Company, leased office space from Century Manufacturing, Inc., who was formerly a related party. The lease provided that the lessee pay all property taxes, insurance and maintenance plus a current monthly rental of $1,532. The lease expired September 30, 1991.

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

Note 7.    Income Taxes

           Deferred income tax provision, resulting from differences between accounting for financial statement purposes and accounting for tax purposes were as follows:

                                                                        1989
                                                                        ----

                     Consulting income                              $  32,200
                     Allowance for
                         uncollectible receivables                    (22,800)
                     Deferred salaries                                 10,000
                     Warranty reserve                                  (5,100)
                                                                  $    14,300
                                                                  ===========

           The  provision  for  income  taxes   included  in  the   accompanying
           consolidated statements of operations differs form the statutory amount for the following:

                                                       Years Ended May 31,
                                                 1990          1989       1988
                                                 ----          ----       ----
          Income tax expense
            at statutory federal tax rate   $   10,300   $   79,100   $  34,189
          Graduated tax rates                   (6,400)      (5,200)    (12,489)
                                            $    3,900   $   73,900   $  27,100


           The credits arising from the utilization of net operating loss carry forwards have been reflected, in the accompanying consolidated statement of operations, as an extraordinary item

Note 8.    Stock Option Plan

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

Note 9.    Stockholders' Equity

           On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

           In February 1986, the Company had a public offering of its securities, selling 3,130 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each of these warrants entitled the holder to purchase one share of common stock commencing October 17, 1986 through October 17, 1988 at an exercise price of $.05 per share. These warrants are redeemable in whole or in part by the Company at a price of $.01 per share ($.005 per warrant) subject to 30 days prior notice. In connection with the public offering, the Company sold to the underwriter common stock purchase warrants which entitled the warrant holder to purchase one share of the company's common stock for each ten units sold in the public offering (underwriters warrants totaled 313). Underwriter warrants are exercisable January 17, 1987 through January 17, 1990 at an exercise price of $.06 per share.

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

           During the year ended May 31, 1988 the Company approved a stock bonus plan for its employees. The plan approved 90 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1990, 1989 and 1988, the Company distributed under this plan, 5, 6 and 17 shares, respectively amounting to $700, $182 and $495 each.

           On May 26, 1989, the Company issued 2,679 restricted shares of common stock to the Workman Family Partnership (WFP), a general partnership controlled by William Workman, then a director of the Company, in exchange for its interest in an office and warehouse complex.

Note 10.   Profit-Sharing Trust

           During  the year  ended  May 31,  1988,  the  Company  established  a profit-sharing trust for its employees who meet eligibility requirements set forth in the Plan. The annual contributions to the Plan are to be determined by the board of Directors, with a maximum amount equal to 15 percent of gross salaries. The amount of the contribution for the years ended May 31, 1989 and 1988 are $$40,000 and $30,712, respectively.

           During the year ended May 31, 1989, the Plan settled the May 31, 1988 accrued profit sharing contribution of $30,711 by issuing 152 shares of the Company's $.001 par value common stock and 67 shares of its treasury stock.

           During the year ended May 31, 1990, the Plan settled the May 31, 1989 accrued profit sharing contribution of $40,000 by issuing 714 shares of the Company's $.001 par value common stock.

Note 11.   Supplemental data to consolidated statement of cash flows

           Excluded from the consolidated statement of cash flows for the years ended May 31, 1990 and 1989 were the effects of certain noncash investing and financing activities as follows: (1990) Issuance of common stock for compensation for $700; (1989) Acquisition of marketable securities for consulting services for $118,541.

Note 12.   Discontinued operations

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

Note 13.   Subsequent Events

           On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5TH day of September 1997.

         HYTK Industries, Inc.


          /s/Ken Kurtz
          ------------
           Ken Kurtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                  Title                     Date
                                    President and Director    September 5, 1997

             /s/Ken Kurtz
             ------------
               Ken Kurtz