Form 10KSB/A
period 1991-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1991.

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

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. and Subsidiaries as of May 31, 1991 and 1990 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1991, 1990 and 1989. These financial statements are the responsibilities of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except as explained paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. and Subsidiaries as of May 31, 1991 and 1990 and the results of its operations and its cash flows for the years ended May 31, 1991 and 1990, and 1989 in conformity with generally accepted accounting principles.

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


May 20, 1997

                     HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                              May 31, 1991 and 1990


                                                      May 31, 1991  May 31, 1990
                                                       ----------     ----------
ASSETS
Current Assets:
     Cash and cash equivalents ....................   $     5,461    $    15,950
     Accounts receivable, other ...................          --           46,568
     Income tax receivable ........................        22,250         15,100
                                                      -----------    -----------
                                                           27,711         77,618
                                                      -----------    -----------

Property, plant and equipment .....................          --            4,768
     Less accumulated depreciation and amortization          --              477
                                                      -----------    -----------
                                                             --            4,291
                                                      -----------    -----------
Other Assets:
     Investment in marketable securities ..........        12,000        118,541
     Deposits .....................................          --            2,500
     Deferred registration cost ...................          --          171,464
     Other assets, discontinued operations,
        net of associated liabilities .............       380,347        759,478
                                                      -----------    -----------
                                                          392,347      1,051,983
                                                      -----------    -----------

TOTAL ASSETS ......................................   $   420,058    $ 1,133,892
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable .............................   $     6,800    $    45,685
                                                      -----------    -----------
                                                            6,800         45,685
                                                      -----------    -----------

Noncurrent Liabilities:
     Note payable, related party ..................        25,000           --
     Deferred income taxes ........................        14,300         14,300
                                                      -----------    -----------
                                                           39,300         14,300
                                                      -----------    -----------

Commitments and contingencies .....................          --             --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding ..........          --             --
     Common stock, par value $.001
        950,000,000 shares authorized,
          issued and outstanding shares
        of 25,226 in 1991 and 17,860 in 1990 ......            25             18
     Additional paid-in-capital ...................     1,106,032        890,044
     Retained earnings (deficit) ..................      (548,529)       183,845
                                                      -----------    -----------
                                                          557,528      1,073,907
     Less unearned compensation ...................       183,570           --
                                                      -----------    -----------
                                                          373,958      1,073,907

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ........   $   420,058    $ 1,133,892
                                                      ===========    ===========

                       See notes to financial statements.


                                               HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                                                      Statements of Operations
                                           For the Years Ended May 31, 1991, 1990 and 1989


                                                                               May 31,       May 31,        May 31,
                                                                                1991          1990          1989
                                                                             ---------     ---------    -----------

Revenues .................................................................    $    --       $    --       $    --
                                                                             ---------     ---------     -----------

Operating Expenses
     Salaries and payroll taxes ..........................................       66,218        73,608        59,465
     Professional fees ...................................................       47,827        20,490        14,247
     General and administrative ..........................................       18,505        13,907        17,356
     Bad debt ............................................................         --          14,740        50,000
     Rent and utilities ..................................................       17,124        10,800        11,160
     Insurance ...........................................................         --             930           691
     Depreciation and amortization .......................................        4,291          --             477
     Other ...............................................................        4,115        24,642          --
                                                                            ---------     ---------     -----------
                                                                                158,080       159,117       153,396
                                                                            ---------     ---------     -----------

Non-Operating Income (Expense)
     Write-off deferred registration costs ...............................     (147,307)     (109,331)         --
     Consulting income ...................................................         --            --         118,541
     Interest income .....................................................          132           672        22,253
     Miscellaneous .......................................................         (500)         --            --
     Loss on disposition of investments ..................................     (222,107)         --            --
                                                                            ---------     ---------     -----------
                                                                             (369,782)     (108,659)        140,794
                                                                            ---------     ---------     -----------

Income (Loss) from continuing operations
     before income taxes and extraordinary item ..........................     (527,862)     (267,776)      (12,602)

Provision for income taxes ...............................................         --          (3,900)        4,000

Gain (loss) from discontinued operations, net of income tax benefit ......     (204,512)      266,770       167,226
Gain on disposal of discontinued operations ..............................         --           2,403          --
                                                                            ---------     ---------     -----------
                                                                             (204,512)      269,173         167,226
                                                                            ---------     ---------     -----------

Income (loss) before extraordinary item ..................................    $(732,374)    $  (2,503)    $ 158,624

Extraordinary item, reduction of income tax arising from carryforward
     of prior year operating losses ......................................         --            --          28,100
                                                                                            ---------     ---------     -----------

Net Income (loss) ........................................................    $(732,374)    $  (2,503)    $ 186,724
                                                                              =========     =========     ===========

Earnings (loss) per share:
     Loss for continuing operations ......................................    $  (26.79)    $  (15.05)    $   (0.87)
                                                                               =========     =========     ===========
     Income (loss) from discontinued operations ..........................    $  (10.38)    $   15.13     $   11.00
                                                                               =========     =========     ===========
     Net income (loss) ...................................................    $  (37.17)    $   (0.14)    $   12.95
                                                                               =========     =========     ===========

Weighted-average shares outstanding ......................................       19,702        17,796        14,422

                                                 See notes to financial Statements.

                                                                F-2


                                                  HYTK INDUSTRIES AND SUBSIDIARIES
                                                 Statements of Stockholders' Equity
                                               Years Ended May 31, 1991, 1990 and 1989


                                                          Common Stock                                       Treasury Stock
                                                 ----------------------------------              ----------------------------------
                                                                                                  Retained
                                                                       Additional                 Earnings                    Total
                                                 Number of              Paid In Number of         (Deficit)   Deferred Stockholders'
                                                  Shares   Par Value    Capital  Shares Par value Accumulated Compensation   Equity


Balances, May 31, 1988 ...........................  $ 14,304   $14  $   818,829    67   $(375)  $    (376)  $    --     $   818,092

Issuance of common stock
     under stock bonus plan ......................         6    --          182   --     --          --          --             182

Issuance of common stock .........................     2,679     3           (3)  --     --          --          --               0

Issuance of common stock
     to profit sharing plan ......................       152    --       30,336   (67)    375        --          --          30,711

Issuance of common stock
     for cash ....................................      --      --            1   --     --          --          --               1

Net Income .......................................      --      --         --     --     --       186,724        --         186,724
                                                       ----     ---  ----------   ---   -----   ---------   ---------   -----------

Balances, May 31, 1989 ...........................  $ 17,141   $17  $   849,345   --    $--     $ 186,348   $    --     $ 1,035,710

Issuance of common stock
     under stock bonus plan ......................         5    --          700   --     --          --          --             700

Issuance of common stock
     to profit sharing plan ......................       714     1       39,999   --     --          --          --          40,000

Net Loss .........................................      --      --         --     --     --        (2,503)       --          (2,503)
                                                    --------   ---  -----------   ---   -----   ---------   ---------   -----------

Balances, May 31, 1990 ...........................    17,860   $18  $   890,044   --    $--     $ 183,845   $    --     $ 1,073,907

Exercise of common stock warrants ................       466    --      104,382   --     --          --          --         104,382

Deferred offering costs ..........................      --      --     (104,382)  --     --          --          --        (104,382)

Issuance of common stock
     under stock compensation plan ...............     6,982     7      218,416   --     --          --      (186,215)       32,208

Issuance of common stock
     under stock bonus plan ......................         7    --          217   --     --          --          --             217

Shares surrendered and canceled ..................       (89)   --       (2,645)  --     --          --         2,645          --

Net Loss .........................................      --      --         --     --     --      (732,374)       --        (732,374)
                                                    --------   ---  -----------   ---   -----   ---------   ---------   -----------

Balances, May 31, 1991 ...........................  $ 25,226   $25  $ 1,106,032   --    $--     $(548,529)  $(183,570)  $   373,958
                                                    ========   ===  ===========   ===   =====   =========   =========   ===========


                                                 See notes to financial statements.

                                               HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                                                      Statements of Cash Flows
                                           For the Years Ended May 31, 1991, 1990 and 1989


                                                                                    May 31,           May 31,           May 31,
                                                                                     1991              1990               1989
                                                                                 --------------    --------------    ---------------
Cash Flows From Operating Activities
     Net income (loss) ..........................................................       $(732,374)       $  (2,503)       $ 186,724
     Noncash expenses (income) included in net income:
        Loss on disposition of investments ......................................         222,107             --               --
        Write-off of deferred registration cost .................................         147,307             --               --
        Depreciation and amortization ...........................................           4,291             --                477
        Equipment provision for loss on note receivable .........................            --             14,740             --
        Issuance of common stock for services ...................................          32,425              700              182
        Acquisition of marketable securities for consulting services ............            --               --           (118,541)
        Issuance of stock to profit-sharing and stock bonus plan ................            --             40,000           30,711
     Change in assets and liabilities:
        (Increase) decrease in account receivable, other ........................          46,568          (46,063)            (505)
        (Increase) decrease in income tax receivable ............................          (7,150)         (15,100)            --
        Decrease in other current assets ........................................            --               --             40,100
        (Increase) decrease in other assets, discontinued operations ............         379,131          (83,730)         126,092
        (Increase) decrease in other assets .....................................           2,500           (2,500)            --
        Increase (decrease) in accounts payable and accrued expenses ............         (38,885)          26,934           (6,249)
        Increase (decrease) in income taxes payable .............................            --            (28,500)          42,800
                                                                                        ---------        ---------        ---------
Net cash provided by (used for) operating activities ............................          55,920          (96,022)         301,791
                                                                                        ---------        ---------        ---------

Cash Flows From Investing Activities
     Repayment (payment) of note receivable, related party ......................            --            200,000         (200,000)
     Purchase of investment in marketable securities ............................        (115,566)            --               --
     Purchase of equipment ......................................................            --               --             (4,768)
                                                                                        ---------        ---------        ---------
Net cash provided by (used for) investing activities ............................        (115,566)         200,000         (204,768)
                                                                                        ---------        ---------        ---------

Cash Flows From Financing Activities
     Payment received on notes receivable .......................................            --             10,260             --
     Increase in deferred registration costs ....................................         (80,225)        (100,468)         (70,995)
     Proceeds from note payable, related party ..................................          25,000             --               --
     Payment of note payable, related party .....................................            --               --            (25,000)
     Capitalization of deferred registration costs ..............................         104,382             --               --
                                                                                        ---------        ---------        ---------
Net cash provided by (used for) financing activities ............................          49,157          (90,208)         (95,995)
                                                                                        ---------        ---------        ---------

Increase (decrease) in cash and cash equivalents ................................         (10,489)          13,770            1,028

Cash and cash equivalents, beginning of year ....................................          15,950            2,180            1,152
                                                                                        ---------        ---------        ---------

Cash and cash equivalents, end of year ..........................................       $   5,461        $  15,950        $   2,180
                                                                                        =========        =========        =========

Supplement Disclosures Of Cash Flow Information
     Cash payments for Interest .................................................       $ 106,854        $ 104,231        $   8,576
     Cash payment for Income Taxes ..............................................       $    --          $   --           $   3,000

                                                 See notes to financial statements.

                                                                 F-4

                     HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years ended May 31, 1991, 1990 and 1989

Note 1.  Nature of Business and Significant Accounting Policies

     The  Company's   operations   were  in  the   telecommunications   industry
specializing in the sales, installations and maintenance of telephone systems.

         A summary of the Company's significant accounting policies follows:

         Principles of consolidation:

         HYTK Industries, Inc. was formerly known as Digitel of Las Vegas, Inc. As of June 1, 1987, the Company's interconnect operations were transferred to a wholly-owned subsidiary formed by the Company, Digitel, Inc. , and the Company operates under the Digitel, Inc. name. HYTK Industries Inc. acts only as a holding company for its subsidiary.

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

     Inventories:

     Inventories, consisting of supplies, telephone equipment and parts, are stated at lower of cost (first-in, first-out method) or market.

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

    Reclassifications:

         Certain items in the financial statements were reclassified to be consistent with the classifications adopted for prior years. This reclassification has no effect on net income or stockholders' equity.

    Deferred registration costs:

         Deferred registration costs have been incurred in connection with a proposed public offering of preferred stock and warrant offering. Costs incurred in connection with the warrant offering were offset against the proceeds of that offering. The preferred stock offering has been abandoned and, as such, the deferred registration costs associated with that offering have been expensed.

    Cash equivalents:

         The Company considers all certificates of deposits with maturities of three months or less as of year end to be cash equivalents.

Note 2.  Investments in Marketable Securities

         During the fiscal year ended May 31, 1989, the Company advanced $200,000 to an unrelated third party to finance the acquisition of Above Technologies. Inc. As consideration for advancing Above Technologies, Inc. working capital funding, and as consideration for consulting services rendered to Above Technologies, Inc. by the Company, the Company received a total of 480,588 shares of Above Technologies, Inc. common stock. Please see the Company's 10-KSB/A for the fiscal year ended May 31, 1989 for more detail on this transaction. The market value of Above Technologies, Inc. stock as of May 31, 1991 and 1990 was $12,000 and $148,177, respectively.

Note 3.  Notes Payable, Related Party

         During the year ended May 31, 1991, an officer/director of the Company advanced the Company $25,000. The advance accrued interest at the rate of 10 percent per annum and principal and interest are due November 30, 1992.

Note 4.  Lease Commitments and Related Party Transaction

         The  Company   leased   office   space  from  a  related   party  on  a
         month-to-month basis for $900 per month, which included secretarial services through 1991.

         Ditigel, a subsidiary of the Company, leased office space under two operating leases expiring in October 1991 and March 1994 for $1,532 and $4,608 per month, respectively.

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

         During fiscal year 1994, Digitel's articles of incorporation were suspended by the State of Colorado for failure to file its 1993 annual report. The Company has no current intentions to revive Digitel's charter and will likely seek to voluntarily dissolve Digitel in the near future. Accordingly, the Company has not included Digitel as a consolidated subsidiary on the attached financial statements. Rather, such activity is reported as "other assets, discontinued operations, net of associated liabilities " or "other liabilities, discontinued operations, net of associated assets." Since the bulk sale occurred just prior to the May 31, 1992 year end, the response to notifications of assumption of debt of Southwestern extended into the year ended May 31, 1993. Accordingly, the final disposal of "Other assets, discontinued operations, net of associated liabilities " and "other liabilities, discontinued operations, net of associated assets" also extended into the year ended May 31, 1993. Consequently, there are no liabilities dealing with the bulk transfer subsequent to May 31, 1993.

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

Note 7.  Income Taxes

         The   provision   for  income  taxes   included  in  the   accompanying
         consolidated statements of operations differs form the statutory amount for the following:


                  Years Ended May 31,
                    1991 1990 1989
               Income tax expense
                  at statutory federal tax rate   $   -    $   10,300   $ 79,100
               Graduated tax rates                    -        (6,400)   (5,200)
                                                 ---------     -------- --------
                                                  $   -    $    3,900   $ 73,900
                                                 ===============================

         The provision for income taxes of $3,900 at May 31, 1990 was offset by the net tax benefit of $19,000 form the loss from discontinued operations. A net operating loss of approximately $44,000 generated in the current year was carried back to prior years resulting in a net income tax receivable at May 31, 1990 of $15,100.

         The credits  arising from the  utilization  of net operating loss carry
         forwards  have  been  reflected,   in  the  accompanying   consolidated
         statement of operations, as an extraordinary item.

         As of May 31, 1991, the Company had a net operating loss carryforward of approximately $540,000 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

Note 8.  Stock Option Plan

         The Company adopted a qualified stock option plan under which 179 shares of its $0.001 par value common stock were reserved for options to employees. Option prices would be the fair market value (110% of fair market value if the optionee had more than 10% voting control) of the common stock on the date the options are granted. The term of an option shall be for a period of no longer than ten years from the date of the grant of the option. The Plan expired May 20, 1995. No options have been granted to date.

Note 9.  Stockholders' Equity

         On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

         During the year ended May 31, 1988 the Company approved a stock bonus plan for its employees. The plan approved 90 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1991, 1990 and 1989, the Company distributed under this plan, 7, 5 and 6 shares, respectively amounting to $217, $700, and $182 each.

         On May 26, 1989, the Company issued 2,679 restricted shares of common stock to the Workman Family Partnership (WFP), a general partnership controlled by William Workman, then a director of the Company, in exchange for its interest in an office and warehouse complex.

Note 10. Profit-Sharing Trust

         During  the  year  ended  May  31,  1988,  the  Company  established  a profit-sharing trust for its employees who meet eligibility requirements set forth in the Plan. The annual contributions to the Plan were to be determined by the board of Directors, with a maximum amount equal to 15 percent of gross salaries. The amount of the contribution for the years ended May 31, 1989 and 1988 were $40,000 and $30,712, respectively.

         During the year ended May 31, 1989, the Plan settled the May 31, 1988 accrued profit sharing contribution of $ 30,711 by issuing 152 shares of the Company's $.001 par value common stock and 67 shares of its treasury stock.

         During the year ended May 31, 1990, the Plan settled the May 31, 1989 accrued profit sharing contribution of $40,000 by issuing 714 shares of the Company's $.001 par value common stock.

         On February 8, 1991, Digitel adopted a 401(k) Profit Sharing Plan and Trust, which became effective on January 1, 1991. All employees of Digitel are eligible to participate, after having satisfied certain eligibility requirements. A Plan participant may contribute up to 10 percent of his salary to the Plan (subject to Internal Revenue Code limits), with Digitel making a matching contribution initially equal to 25 percent of the amount contributed by the participant.

Note 11. Supplemental data to consolidated statement of cash flows

         Excluded from the consolidated statement of cash flows for the years ended May 31, 1990 and 1989 were the effects of certain noncash investing and financing activities as follows: (1991) Issuance of common stock for compensation for $32,425, Issuance of common stock for deferred stock compensation for $218,423; (1990) Issuance of common stock for compensation for $700; (1989) Acquisition of marketable securities for consulting services for $118,541.

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

         HYTK Industries, Inc.


            /s/Ken Kurtz
          -----------------
           Ken Kurtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                      Date
                                  President and Director     September 12, 1997
      /s/Ken Kurtz
      ------------
       Ken Kurtz