Form 10KSB
period 1992-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1992.

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

The number of shares outstanding of the issuer's common stock as of August 31, 1997 was 52,266.


                                  Total of Sequentially Numbered Pages:      40
                                                 Exhibit Index on Page:      18

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS ...........................................   3

ITEM 2.  DESCRIPTION OF PROPERTY ...........................................   6

ITEM 3.  LEGAL PROCEEDINGS ....................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   7

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS .........    8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........    8

ITEM 7.  FINANCIAL STATEMENTS .............................................   10

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ....................   11

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .......   11

ITEM 10. EXECUTIVE COMPENSATION ...........................................   12

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS ..........................   13

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   14

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   16

         SIGNATURES .......................................................   17

         INDEX TO EXHIBITS ................................................   18

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS



Business Development

     Unless the context indicates otherwise, the term "Company" shall hereinafter refer to HYTK Industries, Inc., a Nevada corporation, and any of its predecessors or former subsidiaries. The Company was originally incorporated on July 12, 1982 under the name Digitel of Las Vegas, Inc. The Company was formed as a telephone equipment servicing and maintenance business, but as the Company grew, its operations evolved to include the sale and installation of telephone-related equipment. The Company eventually focused its business primarily on Interconnect operations. As used herein, "Interconnect" refers to the attachment of customer-owned telephone equipment to the networks of regulated telephone companies.

     The Company's Interconnect operations consisted of consulting with prospective customers to determine their specific communications needs and future business plan. The Company would then design a telephone system to meet those needs. The Company, which was an authorized representative of several major telephone manufacturers, would sell and install telephone systems ranging from very simple two-line telephones to complex computerized systems designed for as many as 5,000 lines. After the sale and installation, the Company would continue to maintain and service the telephone systems for its clients.

     The Company conducted its Interconnect business primarily in Las Vegas, Nevada and surrounding areas. Between 1982 and 1991, the Company installed an estimated 10,000 to 12,000 telephone systems for its customers.

     On May 15, 1987, the Company changed its name to HYTK Industries Inc. On June 1, 1987, the Company transferred its Interconnect operations to Digitel, Inc., a Colorado corporation and former wholly-owned subsidiary of the Company ("Digitel"). Under the name HYTK, the Company became a holding entity which conducted all of its operations through Digitel, its only subsidiary at the time. Subsequently, the Company made efforts to expand its operations into other business sectors.

     On January 12, 1989, the Company formed U.S. Voice Corporation ("U.S. Voice"), another former wholly-owned subsidiary, under the laws of the State of Nevada. U.S. Voice was incorporated in order to market voice mail equipment and lease voice mailboxes. U.S. Voice began operating in Denver, Colorado in April 1989, and its operations were expanded to Las Vegas, Nevada in June 1989. It incurred considerable losses during the start-up phase of its operations and generated revenues significantly below the Company's estimates. The Company discontinued U.S. Voice's operations on October 1, 1989 when it transferred all equipment and other assets of U.S. Voice to the manager of U.S. Voice's Denver operations, Terry Kelly, in exchange for Mr. Kelly's assumption of all indebtedness related to those assets and his agreement to surrender to the Company any proceeds realized from the sale of such equipment exceeding the amounts owed. The Company recorded a net loss of $50,511 as a result of discontinuing U.S. Voice's operations.

     On February 1, 1989, the Workman Family Partnership ("WFP"), a general partnership controlled by William Workman, then a director of the Company, acquired an office and warehouse complex. The office complex was located at 3990 West Russell Road and had been leased by Digitel since October 1986. The property was purchased from Century Manufacturing, Inc. ("Century") through what was intended to be a sale-leaseback arrangement. Pursuant to this arrangement, WFP assumed obligation under a first mortgage on the property and agreed to lease the property to Century for a period of five years. Century, in turn, subleased the property to commercial tenants. On May 26, 1989, WFP assigned all of its interest in, and delegated all of its obligations under, this arrangement to the Company in exchange for the Company's issuance of 2,679 restricted shares of common stock, par value $0.001 ("Common Stock").1 The Company continued to lease this property to Century until 1995. For more information on the property, see "Item 2 - Description of Property."

     On July 9, 1990, the Company executed a Stock Exchange Agreement (the "Agreement") with Cactus Club USA, Inc., a Colorado corporation ("Cactus Club"), and the shareholders of Cactus Club. Pursuant to the Agreement, the Company was to acquire all of the issued and outstanding capital stock of Cactus Club in exchange for 32,142 restricted shares of Common Stock and warrants to purchase up to 71,428 additional shares of Common Stock. Prior to the Agreement, Cactus Club was a closely-held corporation which manufactured men's sportswear, including shirts, sweaters, and caps. The merchandise produced by Cactus Club was distributed throughout the United States, Europe, Japan and Australia.

     In order to help capitalize this acquisition, the Company had previously filed a registration statement on Form S-2 which registered 17,454 Common Stock Purchase Warrants (the "Warrants") and a corresponding number of shares of Common Stock underlying the Warrants. The Company issued, as a dividend to its shareholders of record as of December 1, 1989, one Warrant for every share of Common Stock outstanding on the record date. The Company intended to use the cash generated through the exercise of warrants to raise $500,000, an amount Cactus Club needed to meet its September 30, 1990 production deadline.

     As of mid-September 1990, however, the Company had raised only $103,830 in gross proceeds through the exercise of the Warrants. By that time, the NASDAQ Small Cap Market had delisted the Company's Common Stock, an event which effectively halted the exercise of warrants, and the Company had no alternative means of raising additional capital. Accordingly, the Company terminated the Agreement with Cactus Club. In furtherance of the Agreement, the Company had previously advanced $84,000 on behalf of Cactus Club and guaranteed additional amounts borrowed by Cactus Club.

     In an attempt to minimize losses stemming from the Agreement, the Company transferred any and all of its rights, title and interest in the capital stock of Cactus Club to Dudley Investment Company, an unrelated third party. In exchange, the Company obtained 84,000 shares of Series A Preferred Stock of Cactus Club and indemnification from guarantees the Company had previously made to lenders of Cactus Club. The Company does not believe that this preferred stock has any current value and the Company therefore recorded an $84,000 loss for the fiscal year ended May 31, 1991 to reflect its investment in Cactus Club. For more information on the Cactus Club acquisition see "Item 12 - Certain Relationships and Related Transactions."

     Pursuant to a May 20, 1992 Asset Purchase Agreement, the Company transferred nearly all of the assets then owned by Digitel to Southwestern Communications, Inc., a Nevada corporation f/k/a Western Communications, Inc. ("Southwestern"). By means of this Agreement, the Company sold all of Digitel's machinery, equipment, tangible personal property, inventory, and accounts receivable to Southwestern. The only asset not transferred to Southwestern was a Honda automobile encumbered by a lease contract with Honda Leasing. As consideration for the transfer, Southwestern assumed approximately $675,000 worth of Digitel's debts. No additional consideration was paid because the debts to be assumed were equal to or exceeded the value of the assets transferred. Southwestern provided notice of this bulk sale pursuant to the provisions of
Article 6 of the Uniform Commercial Code. The decision to sell Digitel was based on the fact that Digitel had experienced net losses in the prior two years and Digitel's liabilities exceeded its assets at the time of the transfer. Gordon Beckstead, then the Company's president and director, was a 40% owner of
Southwestern at the time of this transaction. For more information on Mr. Beckstead and the transfer of Digitel, see "Item 12 - Certain Relationships and Related Transactions." During fiscal year 1994, Digitel's articles of incorporation were suspended by the State of Colorado for failure to file its 1993 annual report. The Company has no current intentions to revive Digitel's charter and will likely seek to voluntarily dissolve Digitel in the near future. Accordingly, the Company has not included Digitel as a consolidated subsidiary on the attached financial statements.

--------
1 WFP transferred its interest in the Russell Road property for 15,000,000 shares of Common Stock. The number appearing above has been adjusted to reflect the 1-for-140 reverse stock split effected by the Company on September 1, 1991 and the 1-for-40 reverse split effected by the Company and November 1, 1995. Unless otherwise indicated, all further references to quantities of Common Stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

     After the respective transfers of U.S. Voice, Cactus Club and Digitel, the Company's only remaining asset was its interest in the sale-leaseback of the Russell Road property. The Company retained this interest until April 22, 1995. On that date, the Company transferred its interest in the property to BeckWork LLC, a Nevada limited liability company ("BeckWork") whose 50% owner, Gordon Beckstead, was then president and a director of the Company. In exchange for this transfer, BeckWork assumed the first and second mortgages on the property and agreed to share any and all profits derived from the eventual sale of the property by BeckWork. This obligation to share profits was evidenced by a promissory note executed by BeckWork and secured by a deed of trust.

     According to the promissory note executed by BeckWork, the Company was entitled to receive 50% of the first $100,000 in net proceeds realized from the sale of the Russell Road property and 10% of any amounts realized in excess of that initial $100,000. The net proceeds of the promissory note were determined by subtracting from the gross sales proceeds any and all amounts due on the first and second mortgages, all sales commissions paid, and all related closing costs.

     On July 23, 1996, BeckWork sold the Russell Road property for a total of $1,810,000. The mortgage indebtedness on the property and closing costs related to the sale totaled $1,373,940, meaning that $436,060 in net proceeds were realized from the sale. Based on the profit sharing formula specified in the promissory note, the Company received $83,606 from the sale. Of this $83,606 due the Company, $70,845 was used to pay promissory notes that had been executed by the Company in favor of former directors and to pay legal fee obligations that had been accrued by the Company. Accordingly, $12,761 was ultimately received by the Company. For more information on the sale of the Russel Road property, see "Item 12 - Certain Relationships and Related Transactions."

     On September 1, 1995, the Company executed a Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation that provides professional business consulting services ("Canton"). Pursuant to the consulting agreement, Canton assisted the Company in restructuring its capitalization and provided related business and accounting services. As consideration, the Company issued 2,565 restricted shares of Common Stock to Park Street Investments, Inc., a Utah corporation ("Park Street"), and 23,078 restricted shares of Common Stock to A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"). In the aggregate, the Common Stock issued to Park Street and A-Z constituted 51% of the Company's then-outstanding Common Stock. Both Park Street and A-Z were designees of Canton who received their shares of Common Stock as a finder's fee for introducing the Company to Canton.

     A change of control in the Company occurred pursuant to the change of ownership in the Company's Common Stock. On September 5, 1995, the board of directors appointed Ken Kurtz, Richard Surber and Steven Christensen as additional directors of the Company. Gordon Beckstead then resigned as the Company's president, vice president and secretary. The board then appointed Ken Kurtz as the Company's president, Richard Surber as the Company's vice president, and Steven Christensen as the Company's secretary and treasurer. Ken Kurtz is also the president, director and sole shareholder of Park Street. Richard Surber is also the president and sole director of A-Z and the president and a director of Canton. Neither Mr. Kurtz nor Mr. Surber was a director of the Company at the time the Consulting Agreement became effective and therefore neither voted on the propriety of the Consulting Agreement or the issuance of Common Stock pursuant to it.

     Once these appointments were effective,  Gordon Beckstead, James Blyth, and
F. Rex Graham all resigned as directors. The change in control in the Company reflected the change in ownership of the Company's capital stock resulting from the execution of the Consulting Agreement. None of the resigning officers or directors had any disagreements with the Company or its management.

     The Company has since terminated the Consulting Agreement with Canton and Mr. Christensen and Mr. Surber have since resigned from their positions with the Company.

Business of Issuer

     Since April 22, 1995, the Company has been a dormant public company without any operations or significant assets. The only revenue realized by the Company since that time was generated from Beckwork's sale of the Russell Road property. The Company's current business plan involves finding a suitable merger or acquisition candidate who can provide the Company with a basis for successful operations. The Company's management is in the process of prospecting for, interviewing and performing the necessary due diligence to structure a successful merger or acquisition. However, there can be no assurances that the Company will be able to negotiate a corporate merger or acquisition or if such a combination is achieved, that it will be profitable, worthwhile or sustainable. The Company does not currently produce any goods or provide any services. Nor does the Company have any full or part time employees, aside from its officers and directors.

ITEM 2.  DESCRIPTION OF PROPERTY

     From May 1989 to April 1995, the Company owned an interest in an office complex located at 3990 West Russell Road. The property consisted of approximately 36,040 square feet of office and warehouse space which was leased to commercial tenants. The Company acquired this interest from the Workman Family Partnership ("WFP"), a general partnership controlled by William Workman, then the Company's officer and director, in exchange for 2,679 shares of restricted Common Stock. WFP had previously acquired its right to the property through what was intended to be a sale-leaseback arrangement it entered with Century Manufacturing, Inc., the prior owner of the property ("Century"). According to this arrangement, WFP assumed the obligations under a mortgage loan of approximately $926,000, forgave a $273,500 debt owed by Century to William Workman that was secured by the Russell Road property, and executed a long-term note of $180,500 in favor of WFP. On May 26, 1989, the Company assumed from WFP all benefits and obligations attendant to the agreement with Century.

     Under the leaseback provisions of the agreement, Century was to continue leasing the property from the Company for an amount equal to the debt service on the first mortgage note, taxes, insurance, and normal maintenance of the property. Century, in turn, would sublease the property to commercial tenants. Century also retained certain ownership rights including the exclusive right to manage, market, sell, or repurchase the property for a period of five years
(ending February 1, 1994). Century retained all rents from the property that exceeded the lease payments it paid to the Company and was responsible for shortfalls between revenue generated from the property and expenses on the property.

     On February 23, 1994, the Securities and Exchange Commission initiated a public administrative proceeding against the Company asserting that the Company had improperly recorded this transaction as a purchase and leaseback when, in fact, it was a financing arrangement. This proceeding was settled pursuant to a consent decree entered on February 23, 1994. For more information on this administrative proceeding, see "Item 3 - Legal Proceedings."

     On April 22, 1995, the Company transferred, conveyed and assigned all of its interest in the Russell Road property to BeckWork, LLC, a limited liability company ("BeckWork") whose 50% owner, Gordon Beckstead, was then the president and a director of the Company. The Company sold the property in exchange for BeckWork's assumption of two mortgages on the property and for Beckwork's agreement to share the proceeds of the subsequent sale of the property with the Company. The profit sharing agreement was evidenced by a promissory note and secured by a deed of trust on the property. On July 23, 1996, BeckWork sold the property and the Company received an $83,606 return on the sale.

     The Company does not currently own any real property and has not owned any since it sold its interest in the Russell Road property on April 22, 1995. The Company does not anticipate the acquisition of any real property in the near future.

ITEM 3.  LEGAL PROCEEDINGS

     On February 23, 1994, the Securities and Exchange Commission (the "SEC") initiated a public administrative proceeding against the Company based on the Company's accounting treatment of the Russell Road property for the fiscal years ended May 31, 1989, 1990, 1991, and 1992. The Company had recorded the transaction as a purchase and leaseback in its annual reports for the aforementioned fiscal years. The SEC asserted that this acquisition did not qualify for sale-leaseback treatment according to Financial Accounting Standards Board ("FASB") Statement of Standards Numbers 66 and 98 because the seller-lessee maintained significant continuing involvement with the property, including the right to manage and sell the property for a period of five years. The SEC further contested the accounting treatment of the property because the first mortgage on the property was not assumable by the buyer-lessor. The SEC dismissed its proceeding by accepting an offer of settlement proposed by the Company.

     According to the consent order which was entered, the Company agreed to file unaudited financial statements in a Form 8-K which accounted for the property as a financing transaction and not a sale-leaseback arrangement. The Company filed the required Form 8-K on February 23, 1994 and this document is incorporated herein by this reference. The Company was also required to refile audited financial statements for the years 1989-92, which properly account for the property, within 90 days of commencing operations. The Company has also filed this information. Accordingly, the Company believes that it has fully complied with the conditions of the consent order. For more information on the structure of the transaction that led to the consent decree, see "Item 2 Description of Property."

     As described in "Item 1 - Description of Business," the Company acquired all of the capital stock of Cactus Club USA, Inc. pursuant to a July 9, 1990 Stock Exchange Agreement. In connection with this acquisition, the Company guaranteed the debts which Cactus Club owed to two of its creditors, BNY Financial Corporation ("BNY") and Barclays Commercial Corporation ("Barclays"). Dudley Investment Company ("Dudley") later indemnified the Company against claims made pursuant to these guarantees in connection with the Company's transfer of Cactus Club to Dudley.

     In March 1991, BNY instituted a civil suit against the Company in the Municipal Court of the State of California, County of Los Angeles. In April 1991, the Company stipulated to the entry of a judgment for $7,974. In May 1991, Revenue Service Co., Inc., the assignee of Barclays, filed a civil action against the Company in the District Court for the City and County of Denver, Colorado seeking to recover $18,254 plus interest and attorney fees.

     As of December 1996, both of these civil actions have either been settled or dismissed. Accordingly, there are no legal proceedings currently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders between the fourth quarter of the 1992 fiscal year and October 26, 1995.

     On October 27, 1995, the Company's shareholders approved a 40-for-1 reverse stock split of the Company's Common Stock. Of the 2,031,127 shares of Common Stock issued and outstanding on that date, 1,025,675 (50.4%) voted to approve the reverse stock split. The shareholders approved this corporate action by means of a written consent in lieu of a shareholders' meeting. No matters have been submitted to a vote of shareholders since October 27, 1995 and prior to the filing date of this Form 10-KSB.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock traded over-the-counter from February 1986 until September 1990 when it was delisted from the NASDAQ Small Cap Market for failure to maintain registered market makers. The Company's Common Stock has not traded or been quoted over-the-counter or on any exchange since that time. The Company seeks to establish a public market for its Common Stock and is currently attempting to obtain a quotation of its Common Stock pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934.

     On September 1, 1991, holders of a majority of the Company's Common Stock approved a 1-for-140 reverse split of the Company's issued and outstanding Common Stock. Prior to the 1991 reverse split, there were 141,268,323 issued and outstanding shares of Common Stock. After the split there were 1,009,000 shares issued and outstanding.

     On November 1, 1995, the Company effected a 1-for-40 reverse stock split of its issued and outstanding Common Stock. The 1995 reverse split was approved by the holders of a majority of the Company's Common Stock pursuant to a written consent in lieu of a shareholders' meeting. Of the 2,031,127 shares of Common Stock issued and outstanding on the date of the consent, holders of 1,025,675 shares voted to approve the reverse split.

Record Holders

     There are 950,000,000 shares of Common Stock authorized for issuance. As of
August  31,  1997,   there  were  52,266  shares  of  Common  Stock  issued  and outstanding, held by 2,013 record holders.

Dividends

         The Company has not declared any cash dividends for the last three years and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company was incorporated in 1982 under the name Digitel of Las Vegas, Inc. From 1982 until May 1992, the Company's primary operations involved the sale, installation, and servicing of commercial telephone systems In 1986, the Company transferred all assets related to its Interconnect operations to a newly formed subsidiary, Digitel, Inc., a Colorado corporation ("Digitel"). Beginning in 1989, the Company made attempts to expand its operations into other business sectors.

     From January 1989 to October 1989, the Company sold and leased voice mailbox equipment through its wholly-owned subsidiary, U.S. Voice. These operations were unsuccessful largely as a result of unforeseen initial start-up costs and revenues that did not meet the Company's expectations. In October 1989, the Company transferred all of the assets of U.S. Voice to an affiliate. The Company realized a net loss from discontinued operations of $48,108. For more information on U.S. Voice see "Item 1 - Description of Business."

     In July 1990, the Company acquired 100% of the outstanding capital stock of Cactus Club, a manufacturer of mens sportswear. The Company acquired Cactus Club with the intention of diversifying its business holdings and moving away from telecommunications-related operations. Cactus Club required an immediate cash infusion of $500,000 which the Company had intended to provide through the proceeds of a warrant offering which the Company was then conducting. In September 1990, the Company's Common Stock was delisted from the NASDAQ Small Cap Market. After the Common Stock was delisted, the Company ceased receiving cash proceeds from the exercise of the previously issued warrants. The Company did not have an alternative method of financing the cash requirements of Cactus Club. Accordingly, in October 1990, the Company transferred all of the assets of Cactus Club to an unaffiliated third party. The Company recorded an $84,000 loss as a result of its investment in Cactus Club. For more information on Cactus Club, see "Item 1 - Description of Business."

     On May 20, 1992, the Company transferred substantially all of the assets of Digitel to Western Communications, Inc. (n/k/a Southwestern Communications, Inc.), an affiliated entity. The Company sold the assets of Digitel in exchange for Southwestern's assumption of an equivalent amount of Digitel's liabilities. At the time of this transfer Digitel's liabilities exceeded its assets. Digitel had experienced recurring losses and the Company's management did not believe that it had the resources necessary to reverse this trend. The sale of Digitel's assets was structured as a bulk transfer under Article 6 of the Uniform Commercial Code, and notice of the sale was delivered to Digitel's creditors, most of whom were suppliers. The Company believes that this transfer effectively liquidated any and all claims that these trade creditors may have had against the Company, and that any claims which may have survived are now barred by the applicable statute of limitations. Accordingly, the Company has not recorded these claims as a liability on its balance sheet. See "Item 1- Business of Issuer" for more information on the disposition of Digitel.

     After the transfers of U.S. Voice, Cactus Club, and Digitel, the Company's only significant asset was an interest in a parcel of commercial real estate located at 3900 West Russell Road in Las Vegas Nevada. The Company had title to the property but leased the property back to a former owner under what was intended to be a sale-leaseback arrangement. This interest in the property was assigned to the Company by an affiliate in exchange for the Company's issuance of Common Stock. For more information of the property, see "Item 1 - Business of Issuer" and "Item 2 - Description of Property." From May 1992 to April 1995, the lease of this property was the only source of revenues generated by the Company.

     In April 1995, the Company transferred its interest in the property to another affiliate. At the time of this transfer, the first mortgage holder on the property was threatening foreclosure and the Company was in danger of not realizing the full value of the property as a result of the impending forced sale. Therefore, the Company transferred the Russell Road property in exchange for the transferee's assumption of the debt obligations on the property and promise to distribute to the Company 50% of the first $100,000 in net proceeds realized from the eventual sale of the property and 10% of additional net proceeds realized. On July 23, 1996, the Russell Road property was sold. The Company received $83,606 as a result of the sale. The cash derived from the sale was used to reduce the Company's liabilities. The Russell Road property was the last substantial asset owned by the Company. For more information on these transactions, see "Item 12 - Certain Relationships and Related Transactions."

     The Company effected a 1-for-40 reverse stock split of all issued and outstanding shares of the Company's Common Stock on November 1, 1995. The board of directors recommended the reverse split because it believed the number of shares of Common Stock then outstanding was disproportionately large when compared with the Company's revenue, net income, and net worth.

     The Company is currently negotiating potential mergers or acquisitions, however, as of the date of this filing no definitive agreements have been reached. The Company has not realized any cash inflow in the past five years, excepting the cash realized from the April 1996 sale of the Russell Road property. The Company hopes that it can engage in an acquisition or merger with an entity that will provide the Company with revenue from operations. Since the Company no longer has any significant assets, any merger or acquisition that the Company ultimately effects will involve the issuance of the Company's Common Stock. Such an exchange of the Company's Common Stock would substantially dilute the existing ownership position of the Company's current shareholders. If the Company effects a future merger or acquisition, it will need financing to satisfy the cash requirements of its merger/acquisition partner. The nature and extent of these requirements will depend upon the kind of business acquired by the Company. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent merger or acquisition successful. A merger or acquisition will also likely result in the Company's recruitment of additional employees.

ITEM 7.  FINANCIAL STATEMENTS



         Please see the accompanying financial statements attached as pages F-1 through F-8.

                      [THIS SPACE LEFT INTENTIONALLY BLANK]

Sellers & Associates
CERTIFIED PUBLIC ACCOUNTANT                               Fax (801) 627-1639
378 Harrison Blvd.  Suite 101, Ogden, Utah 84403              (801) 621-8128

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. and Subsidiaries as of May 31, 1992 and 1991 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1992, 1991, and 1990. These financial statements are the responsibilities of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except as explained paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. and Subsidiaries as of May 31, 1992 and 1991 and the results of its operations and its cash flows for the years ended May 31, 1992 and 1991, and 1990 in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming the Company will continue as a going concern. As discussed in Notes 5 and 6 to the financial statements, the Company disposed of all its assets May 20, 1992 and has not generated revenue since. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


May 20, 1997

                     HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                              May 31, 1992 and 1991


                                            May 31, 1992         May 31, 1991
                                         -----------------    -----------------
ASSETS
Current Assets:

   Cash and cash equivalents .................  $      --           5,461
   Income tax receivable .....................       15,000        22,250
                                                 -----------   -----------
                                                     15,000        27,711
                                                 -----------   -----------

Other Assets:
   Investments in marketable securities ......         --          12,000
   Other assets, discontinued operations,
     net of associated liabilities ...........         --         198,546
                                                 -----------   -----------
                                                       --         210,546
                                                 -----------   -----------

TOTAL ASSETS .................................  $    15,000   $   238,257
                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses .....  $     4,500   $     6,800
   Bank overdrafts ...........................       20,867          --
                                                 -----------   -----------
                                                     25,367         6,800
                                                  -----------   -----------

Noncurrent Liabilities:
   Note payable, related party ...............       27,500        25,000
   Deferred income taxes .....................         --          14,300
   Other liabilities, discontinued operations,
      net of other associated assets .........      587,682       380,347
                                                 -----------   -----------
                                                    615,182       419,647
                                                 -----------   -----------

Commitments and contingencies ................         --            --

Stockholders' Equity
   Preferred stock, par value $.001,
      50,000,000 shares authorized,
       no share issued and outstanding
   Common stock, par value $.001
      950,000,000 shares authorized,
       issued and outstanding shares
      of 24,636 for 1992 and 25,226 for 1991 .           25            25
   Additional paid-in-capital ................    1,108,612     1,106,032
   Retained earnings (deficit) ...............   (1,629,951)     (548,529)
                                                 -----------   -----------
                                                   (521,314)      557,528
   Less unearned compensation ................      104,235       183,570
                                                 ----------   -----------
                                                   (625,549)      373,958

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...   $   15,000   $   420,058
                                                 ===========   ===========

                       See notes to financial statements.

                                               HYTK INDUSTRIES, INC. AND SUBSIDIARIES
                                                      Statements of Operations
                                           For the Years Ended May 31, 1992, 1991 and 1990


                                                                           May 31,         May 31,      May 31,
                                                                             1992           1991         1990
                                                                       ------------    --------------  ---------

Revenues ..........................................................     $     --        $   --       $    --
                                                                         -----------    ---------    -----------

Operating Expenses
     Salaries and payroll taxes ...................................        14,200         66,218       73,608
     Professional fees ............................................        50,499         47,827       20,490
     General and administrative ...................................        12,066         18,505       13,907
     Bad debt .....................................................          --             --         14,740
     Rent and utilities ...........................................        10,156         17,124       10,800
     Insurance ....................................................          --             --            930
     Depreciation and amortization ................................         4,291           --
     Other ........................................................         6,250          4,115       24,642
                                                                      -----------    ---------    -----------
                                                                           93,171      158,080        159,117
                                                                      -----------    ---------    -----------

Non-Operating Income (Expense)
     Write-off deferred registration costs ........................          --         (147,307)    (109,331)
     Interest income ..............................................            80            132          672
     Miscellaneous ................................................          --             (500)        --
     Loss on disposition of investments ...........................          --         (222,107)        --
     Loss on disposition of property and equipment ................       (12,000)          --
                                                                      -----------    ---------    -----------
                                                                          (11,920)    (369,782)      (108,659)
                                                                      -----------    ---------    -----------

Income (Loss) from continuing operations
     before income taxes ..........................................      (105,091)      (527,862)    (267,776)

Provision for income taxes ........................................        29,300           --         (3,900)

Gain (loss) from discontinued operations, net of income tax benefit    (1,005,631)      (204,512)     266,770
Gain on diposal of discontinued operations ........................          --             --          2,403
                                                                      -----------    ---------    -----------
                                                                       (1,005,631)    (204,512)       269,173
                                                                      -----------    ---------    -----------

Net Income (loss) .................................................   $(1,081,422)   $  (732,374)   $  (2,503)
                                                                       ===========    =========    ===========

Earnings (loss) per share:
     Loss for continuing operations ...............................   $     (4.24)   $    (26.79)   $  (15.05)
                                                                        ===========    =========    ===========
     Income (loss) from discontinued operations ...................   $    (40.57)   $    (10.38)   $   15.13
                                                                        ===========    =========    ===========
     Net income (loss) ............................................   $    (43.63)   $    (37.17)   $    0.14
                                                                        ===========    =========    ===========

Weighted-average shares outstanding ...............................        24,785         19,702       17,796

                                                  See notes financial statements.

                                                                F-2

                                                  HYTK INDUSTRIES AND SUBSIDIARIES
                                                 Statements of Stockholders' Equity
                                               Years Ended May 31, 1992, 1991 and 1990


                                                        Common Stock
                                                    ----------------------
                                                                                            Retained
                                                                           Additional       Earnings                       Total
                                                  Number of                  Paid In        (Deficit)   Deferred       Stockholders'
                                                    Shares    Par Value      Capital       Accumulated Compensation        Equity
                                                 -----------------------------------------------------------------------------------

Balances, May 31, 1989 ..........................     17,141     $ 17     $   849,345     $   186,348     $    --       $ 1,035,710

Issuance of common stock
     under stock bonus plan .....................          5      --              700            --            --               700

Issuance of common stock
     to profit sharing plan .....................        714        1          39,999            --            --             40000

Net Loss ........................................       --        --             --            (2,503)         --            (2,503)
                                                     -------     ----     -----------     -----------     ---------     -----------

Balances, May 31, 1990 ..........................     17,860     $ 18     $   890,044     $   183,845     $    --       $ 1,073,907

Exercise of common stock warrants ...............        466      --          104,382            --            --           104,382

Deferred offering costs .........................       --        --         (104,382)           --            --          (104,382)

Issuance of common stock
     under stock compensation plan ..............      6,982        7         218,416            --        (186,215)         32,208

Issuance of common stock
     under stock bonus plan .....................          7      --              217            --            --               217

Shares surrendered and canceled .................        (89)     --           (2,645)           --           2,645            --

Net Loss ........................................       --        --             --          (732,374)         --          (732,374)
                                                     -------     ----     -----------     -----------     ---------     -----------

Balances, May 31, 1991 ..........................     25,226     $ 25     $ 1,106,032     $  (548,529)    $(183,570)    $   373,958

Deferred compensation earned ....................       --        --             --              --          80,585          80,585

Shares surrendered and canceled .................     (3,293)      (3)           (129)           --            --              (132)

Issuance of common stock
     under stock option plan ....................         23      --               22            --            --                22

Issuance of common stock
     to director for services ...................       2679        3           2,497            --          (1,250)          1,250

Exercise of common stock warrants ...............          1      --              190            --            --               190

Net Loss ........................................       --        --             --        (1,081,422)         --        (1,081,422)
                                                     -------     ----     -----------     -----------     ---------     -----------

Balance, May 31, 1992 ...........................     24,636     $ 25     $ 1,108,612     $(1,629,951)    $(104,235)    $  (625,549)
                                                     =======     ====     ===========     ===========     =========     ===========

                                                 See notes to financial statements.

                                                                F-3


                                                        HYTK INDUSTRIES, INC.
                                                      Statements of Cash Flows
                                           For the Years Ended May 31, 1992, 1991 and 1990



                                                                                    May 31,           May 31,           May 31,
                                                                                     1992              1991               1990
                                                                                 --------------    --------------    ---------------
Cash Flows From Operating Activities
     Net income (loss) .............................................  $(1,081,422)  $  (732,374)  $    (2,503)
     Noncash expenses (income) included in net income (loss)
        Loss on disposition of investments .........................       12,000       222,107          --
        Write-off of deferred registration cost ....................         --         147,307          --
        Depreciation and amortization ..............................         --           4,291          --
        Equipment provision for loss on note receivable ............         --            --          14,740
        Issuance of common stock for services ......................        1,250        32,425           700
        Issuance of stock to profit-sharing and stock bonus plan ...           22          --          40,000
        Effect of shares currendered and canceled ..................         (132)         --            --
        Deferred compensation earned ...............................       80,585          --            --
        Write off deferred income taxes ............................      (14,300)         --            --
     Change in assets and liabilities
        (Increase) decrease in account receivable, other ...........         --          46,568       (46,063)
        (Increase) decrease in income tax receivable ...............        7,250        (7,150)      (15,100)
        (Increase) decrease in other assets, discontinued operations      341,919       379,131       (83,730)
        (Increase) decrease in other assets ........................         --           2,500        (2,500)
        Increase (decrease) in accounts payable and accrued expenses       (2,300)      (38,885)       26,934
        Increase in bank overdrafts ................................       20,867          --            --
        Increase in current liabilities, discontinued operations ...      626,110          --            --
        Increase (decrease) in income taxes payable ................         --            --         (28,500)
                                                                       -----------   -----------   -----------
Net cash provided by (used for) operating activities ...............       (8,151)       55,920       (96,022)
                                                                       -----------   -----------   -----------

Cash Flows From Investing Activities
     Repayment of note receivable, related party ...................         --            --         200,000
     Purchase of investment in marketable securities ...............         --        (115,566)         --
                                                                       -----------   -----------   -----------
Net cash provided by (used for) investing activities ...............         --        (115,566)      200,000
                                                                       -----------   -----------   -----------

Cash Flows From Financing Activities
     Payment received on notes receivable ..........................         --          10,260
     Increase in deferred registration costs .......................         --         (80,225)     (100,468)
     Proceeds from note payable, related party .....................        2,500        25,000          --
     Capitalization of deferred registration costs .................         --         104,382          --
     Issuance of common stock for cash .............................          190          --            --
                                                                       -----------   -----------   -----------
Net cash provided by (used for) financing activities ...............        2,690        49,157       (90,208)
                                                                       -----------   -----------   -----------

Increase (decrease) in cash and cash equivalents ...................       (5,461)      (10,489)       13,770

Cash and cash equivalents, beginning of year .......................        5,461        15,950         2,180
                                                                       -----------   -----------   -----------

Cash and cash equivalents, end of year .............................    $   --       $   5,461        15,950
                                                                       ===========   ===========   ===========

Supplement Disclosures Of Cash Flow Information
     Cash payments for Interest ....................................    $   --       $ 106,854     $  104,231
     Cash payment for Income Taxes .................................    $   --       $    --       $     --

                                                 See notes to financial statements.
                                                                F-4

                      HYTK INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                     Years ended May 31, 1992, 1991 and 1990
Note 1.  Nature of Business and Significant Accounting Policies

           The Company's operations were in the telecommunications industry specializing in the sales, installations and maintenance of telephone systems.

           A summary of the Company's significant accounting policies follows:

               Principles of consolidation:

                  HYTK Industries, Inc. was formerly known as Digitel of Las Vegas, Inc. On May 15, 1987, the Company changed its name to HYTK Industries, Inc. On June 1, 1987, the Company's interconnect operations were transferred to a wholly-owned subsidiary formed by the Company, Digitel, Inc. HYTK Industries Inc. acted only as a holding company for its subsidiaries.

                  The consolidated financial statements include the accounts of HYTK Industries Inc. and its wholly-owned subsidiaries, Digitel, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Note 2.    Investments in Marketable Securities

           During the fiscal year ended May 31, 1989, the Company advanced $200,000 to an unrelated third party to finance the acquisition of Above Technologies. Inc. As consideration for advancing Above Technologies, Inc. working capital funding, and as consideration for consulting services rendered to Above Technologies, Inc. by the Company, the Company received a total of 480,588 shares of Above Technologies, Inc. common stock. The market value of Above Technologies, Inc. stock as of May 31, 1992 and 1991 was $0 and $12,000, respectively.

Note 3.    Notes Payable, Related Party

           During the year ended May 31, 1991, an officer/director of the Company advanced the Company $25,000. The advance accrued interest at the rate of 10 percent per annum and principal and interest were due November 30, 1992.

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

Note 7:    Income Taxes

           The  provision  for  income  taxes   included  in  the   accompanying
           consolidated statements of operations differs form the statutory amount for the following:


                                               Years Ended May 31,
                                                1992         1991         1990
          Income tax expense
             at statutory federal tax rate  $   -        $    -      $   10,300
             Graduated tax rates                -             -          (6,400)
                                            ----------   ----------  -----------
                                            $   -        $    -      $    3,900
                                           =====================================

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

            As of May 31, 1992, the Company had a net operating loss carryforward of approximately $540,000 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income was subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

Note 8.    Stock Option Plan

            The Company has adopted a qualified stock option plan under which 179 shares of its $0.001 par value common stock have been reserved for options to employees. Option prices will be the fair market value (110% of fair market value if the optionee has more than 10% voting control) of the common stock on the date the options are granted. The term of an option shall be for a period of no longer than ten years from the date of the grant of the option. The Plan expires May 20, 1995. No options have been granted to date.

Note 9.    Stockholders' Equity

            On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

            During the year ended May 31, 1988 the Company approved a stock bonus plan for its employees. The plan approved 500,000 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1992, 1991 and 1990, the Company distributed under this plan 23, 7 and 5 shares amounting to $22, $217 and $700, respectively.

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

Note 11.   Supplemental data to consolidated statement of cash flows

            Excluded from the consolidated statement of cash flows for the years ended May 31, 1992, 1991 and 1990 were the effects of certain noncash investing and financing activities as follows: (1992)
            Issuance of common stock for compensation for $2,500; (1991) Issuance of common stock for compensation for $32,425, Issuance of common stock for deferred stock compensation for $218,423; (1990) Issuance of common stock for compensation for $700.

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

Note 13.   Subsequent Events

            The Company retained its interest in the sale-leaseback of the Russell Road property. This asset was not recognized on the books of the Company since it was questionable as to its value. On April 22, 1995, this interest was transferred to BeckWork LLC ("Beckwork"), whose 50% owner was then president and director of the Company. In exchange, the Company received a commitment to share in the profits derived from the eventual sale of the property by BeckWork. Such agreement was evidenced by a promissory note and a deed of trust executed by BeckWork. On July 23, 1996, BeckWork sold the Russel Road Property. Under the terms of the April 22, 1995 agreement, the Company received $83,606.

            On November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect this reverse stock split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal years 1989 to 1991, Mitchell, Londer & Company served as the Company's principal auditors. In September 1995, the Company's principal offices moved from Denver, Colorado to Salt Lake City, Utah. In conjunction with this move, the Company terminated its relationship with Mitchell, Londer & Company. This decision was based on the Company's relocation and the Company had no disagreements with its former accountant with respect to accounting principles or practices, financial statement disclosure, or auditing scope and procedures at the time of the dismissal.

         The last report on Form 10-KSB prior to the Company's move to Salt Lake City was filed for the fiscal year ended May 31, 1991. Mitchell Londer & Company's report on the financial statements included therein did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. The auditor's unqualified report, however, was subsequently retracted as a result of a February 23, 1994 consent order entered by the Securities and Exchange Commission which sanctioned the Company for its accounting treatment of real property as an asset. For more information on this consent order, see "Item 3 - Legal Proceedings." Mitchell Londer & Company's report also contained an explanatory paragraph stating that due to recurring losses there was "substantial doubt about [the Company's] ability to continue as a going concern."

          On June 27, 1996, the Company retained Sellers & Company as its principal accountant. The Company did not consult with Sellers & Company regarding the application of accounting principles, type of audit opinion, or any other matters outlined in Item 304(a)(2) of Regulation S-B under the Securities Exchange Act of 1934. Sellers & Company audited the Company's financial statements for the fiscal years 1989-1996. None of the auditor's reports prepared by Sellers & Company contained an adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. The report did, however, contain an explanatory paragraph stating that due to recurring losses there was "substantial doubt about [the Company's] ability to continue as a going concern."

                                    PART III

ITEM 9.    DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers:

          Ken Kurtz, age 28, was appointed as the Company's president and director on September 5, 1995. Mr. Kurtz is currently the only officer and director of the Company. Mr. Kurtz is, and has been since February 1992, the president and sole director of Park Street Investments, Inc., a Utah corporation and one of the Company's largest shareholders. From November 1990 to February 1992, Mr. Kurtz was secretary-treasurer of Boss International, Inc., a company which published time management systems.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant under Rule 16a-3(d) during the fiscal year preceding the filing of this Form 10-KSB, the Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by
Section 16(a) of the Securities Exchange Act of 1934 in a timely manner except those listed in this subsection.

         On  September  1, 1995,  Park Street  Investments,  a Utah  corporation
("Park Street"),  acquired 2,565 shares of Common Stock pursuant to a Consulting
Agreement with the Company. At the time, this constituted greater than 10% of the Company's then-outstanding Common Stock. Accordingly, Park Street was required to file a Form 3 pursuant to Section 16(a) of the Securities Exchange
Act of 1934 ("Form 3") within 10 days of that acquisition. Ken Kurtz, the Company's president and director, is also the president and sole director of Park Street. Accordingly, Mr. Kurtz was required to file a separate Form 3 based on his position as an officer/director of the Company and his indirect beneficial ownership of more than 10% of the Common Stock. On November 1, 1995, separate Forms 3 were filed for both Mr. Kurtz and Park Street. Neither was filed in a timely manner.

         On September 1, 1995, A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"), acquired 23,078 shares of Common Stock pursuant to a Consulting Agreement with the Company. This amount constituted greater than 10% of the Company's outstanding Common Stock. Accordingly, A-Z was required to file a Form 3 within 10 days of the acquisition. Richard Surber was then the Company's vice president and director and was also the president and sole director of A-Z,. Mr. Surber, therefore, was also required to file a Form 3 based on his position as an officer/director and his indirect, beneficial ownership of more than 10% of the Common Stock. Both Mr. Surber and A-Z filed their respective Forms 3 on November 1, 1995. Neither was filed in a timely manner.

         On May 1, 1997, A-Z Professional Consultants transferred all of its interest in the Company's Common Stock to two irrevocable trusts. The Alexander
W. Senkovski Irrevocable Trust acquired 11,539 shares of Common Stock pursuant to a Stock Purchase Agreement. The David Michael Irrevocable Trust also acquired
11,539 shares of Common Stock pursuant to a Stock Purchase Agreement. The shares acquired on May 1 made each irrevocable trust the beneficial owner of over 10% of the Company's Common Stock. The Company is aware that neither The Alexander
W. Senkovski Irrevocable Trust nor The David Michael Irrevocable Trust has filed a Form 3 to evidence the acquisition of these holdings, but the Company has been informed that these entities are now preparing these documents.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company between the years 1991 and 1996.
The following table provides summary information for the years 1989 to 1996 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of Gordon Beckstead, the Company's president and director from May 1985 to September 1995, and Ken Kurtz, the Company's current president and director.

                  SUMMARY COMPENSATION TABLE
                                         Annual Compensation                         Awards         Payouts
                                                                   Restricted      Securities                  Other
  Name &      Fiscal                              Other Annual       Stock         Underlying      LTIP        Compen-
 Position      Year       Salary      Bonus($)    Compensation    Award(s)($)    Options/SARs(#)    Payouts    sation
 --------      ----       ------      --------    ------------    -----------    ---------------    -------    --------
Ken Kurtz      1997         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Current        1996         -0-          -0-           -0-            -0-              -0-            -0-         -0-
President      1995         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Gordon         1995         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Beckstead      1994         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Former         1993         -0-          -0-           -0-            -0-              -0-            -0-         -0-
President      1992      $36,000+        -0-           -0-            -0-              -0-            -0-         -0-
               1991       $36,000        -0-           -0-         $84, 000*           -0-            -0-         -0-
               1990       $60,000        -0-           -0-            -0-              -0-            -0-         -0-
               1989       $30,000        -0-           -0-            -0-              -0-            -0-         -0-

+ Mr. Beckstead's annual salary was discontinued on or before May 20, 1992, when the Company transferred 100% of Digitel's assets to Southwestern Communications, Inc. No salary has been paid to any executive officer since the fiscal year ended May 31, 1992.

* On November 30, 1990, Mr. Beckstead was issued 107,142 shares of Common Stock in consideration for services he had previously rendered to the Company and for Mr. Beckstead's agreement to reduce his annual salary from $60,000 to $36,000. These shares were issued pursuant to a November 19, 1990 Stock Escrow Agreement. According to that Agreement, Mr. Beckstead's shares vested at a rate of 8,928 shares per month beginning February 28, 1991 or became fully vested upon the sale of the Company. All 107,142 shares ultimately vested on or before September 1, 1995 when a controlling interest in the Company was transferred to Park Street Investments, Inc. and A-Z Professional Consultants, Inc.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  following  table sets forth  certain  information  concerning  the
Company's stock ownership as of August 31, 1997 with respect to: (i) each person who is known to the Company to be a  beneficial  owner of more than five percent of the Company's Common Stock;  (ii) all directors;  (iii) each of the executive officers; and (iv) all directors and executive officers as a group:
                                                                            Amount and Nature of      Percent of
   Title of Class            Name and Address of Beneficial Owner           Beneficial Ownership         Class

Common  Stock,        The Alexander W. Senkovski Irrevocable Trust                 11,539                22.1%
Par Value $0.001      5519 Rawls Road
                      Tampa, Florida 33625

Common  Stock,        Gordon Beckstead                                              5,373                10.3%
Par Value $0.001      6244 Elmira Cir
                      Englewood, Colorado 80111

Common  Stock,        The David Michael Irrevocable Trust                          11,539                22.1%
Par Value $0.001      5519 Rawls Road
                      Tampa, Florida 33625

Common  Stock,        Wendell Hall & BonnieJean C. Tippets, Trustees               23,078                44.2%
Par Value $0.001      5519 Rawls Road
                      Tampa, Florida 33625

Common  Stock,        Ken Kurtz                                                     2,565                4.9%
Par Value $0.001       2133 East 9400 South, Suite 151
                      Sandy, Utah 84093

Common  Stock,        Officers and Directors as a Group                             2,565                4.9%
Par Value $0.001

  Wendell Hall and BonnieJean C. Tippetts are co-trustees of both the David Michael Irrevocable Trust and the Alexander Senkovski Irrevocable Trust. Neither Wendell Hall nor BonnieJean C. Tippetts has a beneficial interest in either trust.

  These shares are owned by Park Streeet Investments, Inc., a Utah corporation of which Ken Kurtz is the only officer and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Property Located at 3900 Russell Road

         On February 1, 1989, William Workman, then the Company's secretary-treasurer and chairman of the board of directors, acquired an office/warehouse complex located at 3900 West Russell Road, Las Vegas, Nevada from Century Manufacturing, Inc. ("Century"). Mr. Workman's purchase of the property was structured as a sale-leaseback. As consideration for the property, Mr. Workman agreed to assume a mortgage of approximately $926,000 and released Century from a $273,500 debt Century owed him. Mr. Workman subsequently assigned this interest to the Workman Family Partnership ("WFP"), an entity under his control.

         On May 26, 1989, WFP assigned all of its interest in the property to the Company in consideration for the Company's assumption of all obligations under the agreement with Century and the Company's issuance of 15,000,000 (not accounting for either the September 1, 1991 1-for-140 reverse stock split or the November 10, 1995 1-for-40 reverse stock split) restricted shares of Common Stock. The shares issued to Mr. Workman were valued at $0.03, the closing price of free trading stock on May 26. Accordingly, the Company recorded Mr. Workman's interest in the transaction at $450,000. The Company entered this transaction because it believed that ownership of industrial real estate in Las Vegas was a prudent investment and because the agreement allowed the Company to acquire an asset without expending cash. A majority of the Company's disinterested directors approved of this transaction.

         From 1989 to 1995, the Company leased the property to Century under the leaseback provisions of the Agreement. On April 22, 1995, the Company transferred its rights, interests, and obligations under the agreement with Century to BeckWork, LLC, a Nevada limited liability company ("BeckWork"). Gordon Beckstead, who was then the Company's president and director, owned a 50% interest in BeckWork. The remainder of BeckWork was owned by William Workman, who was no longer an officer or director of the Company at the time of the transaction. At the time the Russell Road property was transferred to BeckWork, the Company had discontinued all of its operations and had no assets to secure the mortgages on the property other than the property itself. The first mortgage holder was preparing to foreclose on the property and the Company felt that the property was worth more than would be realized in a foreclosure sale. BeckWork was deemed to be an acceptable debtor by the first and second mortgage holders. The Company therefore believed that transferring the property to BeckWork would prevent a forced sale of the property and thereby allow the Company to realize some of the proceeds of the sale. Accordingly, a majority of the disinterested directors voted to approve this related party transaction.

         As consideration for the transfer of all the Company's rights to the Russell Road property, BeckWork agreed to assume the first and second mortgages on the Russell Road property. BeckWork also promised to transfer to the Company a specified percentage of the proceeds resulting from BeckWork's sale of the property. This obligation was secured by a promissory note executed by BeckWork and a deed of trust on the property. For more information on the deed of trust and underlying obligation see "Item 2 - Description of Property."

         On July 23, 1996, BeckWork sold the property to an unrelated third party for $1,810,000 Under the promissory note executed by BeckWork, the Company was entitled to $83,606 of the total proceeds of the sale. At the time that BeckWork sold the property, Gordon Beckstead was no longer a director or officer of the Company.

         Of the $83,606 the Company was entitled to under the promissory note, $40,000 was paid to Gordon Beckstead in full payment of a note Mr. Beckstead had previously purchased from another former director of the Company. Gordon E. Beckstead Associates, Inc., a Company controlled by Mr. Beckstead, received an additional $17,883 as repayment for advancements made on behalf to the Company, including the payment of legal fees accrued through the Company's defense of 1994 proceeding initiated by the Securities Exchange Commission. For more information on this proceeding, see "Item 3 - Legal Proceedings." An additional $12,962 was paid to the Law Offices of Fay M. Matsukage in settlement of legal services performed on behalf of the Company. Ms. Matsukage served as the Company's corporate counsel for over 10 years and is the wife of Gordon Beckstead. The Company's current board of directors, none of whom were interested parties to these transactions, ratified the Company's payment of these debts.

The Company's Sale of Digitel

         On May 20, 1992, the Company transferred substantially all of the assets owned by its wholly-owned subsidiary, Digitel, Inc., to Western Communications, Inc. (n/k/a Southwestern Communications, Inc.), a Nevada corporation ("Southwestern"). At the time of the transaction, Southwestern was controlled by Gordon Beckstead, then the Company's president and director, and Michael Curry, an unrelated party. Mr. Beckstead owned approximately 40% of the outstanding common stock of Southwestern and therefore had a material interest in the transaction.

         Digitel had experienced recurring losses from operations and had a negative net worth at the time that its assets were transferred to Southwestern. At the time of the Agreement, Digitel's assets were valued at $675,000. As consideration for Digitel's transfer of assets, Southwestern assumed an identical amount of the liabilities of Digitel. No additional consideration was paid because the debts assumed were equivalent to the assets transferred. The Agreement was structured as a bulk sale under Article 6 of the Uniform Commercial Code and a notice to creditors was promulgated by Southwestern.

         The Company decided to engage in this transaction because Digitel had experienced continuing losses from operations and had liabilities that exceeded its assets. The Company also believed that liquidating Digitel would enable the Company to engage in future mergers or acquisitions that would help reverse the Company's fortunes. A majority of the Company's disinterested directors voted to approve this transaction.

The Company's Acquisition of Cactus Club

         On July 9, 1990, the Company executed a Stock Exchange Agreement with Cactus Club USA, Inc., a Colorado corporation ("Cactus Club"), and its shareholders. Pursuant to the terms of the Agreement, the Company was to acquire all of the issued and outstanding common stock of Cactus Club in exchange for 32,142 restricted shares of the Company's Common Stock and warrants to purchase up to 71,428 shares. Cactus Club was a closely-held corporation that manufactured and marketed a proprietary line of sportswear for men. It was expected that Cactus Club would continue to operate as the Company's wholly-owned subsidiary.

         Workman Family Partnership, a limited partnership organized in the state of Idaho ("WFP"), owned 45% of the outstanding common stock of Cactus Club prior to the Stock Exchange Agreement. William Workman, who at the time was the Company's secretary-treasurer and chairman of the board of directors, was also the general partner of WFP. Mr. Workman, therefore, had a material personal interest in this transaction.

         In September 1990, the Company terminated the Stock Exchange Agreement with Cactus Club after determining that the Company could not provide the $500,000 capital infusion that Cactus Club required. The Company then transferred all of its right, title and interest in Cactus Club to Dudley Investment Company, an unrelated third party in exchange for 84,000 shares of preferred stock in Cactus Club. The Company does not believe that this preferred stock has any current value and the Company has reflected a loss of $84,000 for its investment in Cactus Club.

         Although the Company recorded a significant loss as a result of the Cactus Club Agreement, the Company believed that the transaction was in the Company's best interest at the time it was executed because the Agreement allowed the Company to acquire a business with impressive earnings projections using only restricted shares of the Company's Common Stock and warrants to purchase additional shares of Common Stock, and therefore did not adversely affect the Company's cash flow. A majority of the Company's disinterested directors approved the Agreement, finding that it contained terms no less favorable than had such transaction been with an unrelated party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending May 31, 1992. The Company's last Form 8-K was filed on February 23, 1994 and contained unaudited financial statements for the fiscal years 1989 through 1992. This Form 8-K was filed pursuant to a consent order the Company entered with the Securities and Exchange Commission. See "Item 3 - Legal Proceedings" for more information on this consent order.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5TH day of September 1997.

         HYTK Industries, Inc.


         /s/ Ken Kurtz
           Ken Kurtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                Title                      Date
/s/ Ken Kurtz              President and Director       September 5, 1997
  Ken Kurtz

                                INDEX TO EXHIBITS

EXHIBIT  PAGE
 NO.     NUMBER                 DESCRIPTION

3(i)       *        The Company's Articles of Incorporation (incorporated herein by reference to the Exhibits to the  Company's  Registration
                    Statement on Form S-18, Registration No. 2-99737-LA )

3(i)       *        The Company's  Bylaws,  as amended  (incorporated  herein by reference  to the  Exhibits  to the  Company's  Registration
                    Statement on Form S-18, Registration No. 2-99737-LA).

                               MATERIAL CONTRACTS

10(i)(a)   20       September  1,  1995  Consulting  Agreement  executed  by and
                    between   the   Company   and  Canton   Financial   Services
                    Corporation.

10(i)(b)   26       April 22, 1995 Deed of Trust executed by BeckWork,  LLC. for the benefit of the Company.

10(i)(c)   31       May  20,  1992  Asset  Purchase  Agreement  executed  by and between the Company and Western Communications.