Form 10KSB
period 1993-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1993.

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

                                    Yes __  No XX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended May 31, 1993.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 31, 1997 was $0.00, because the Company's Common Stock was not traded on a stock market or quotation system.

The number of shares outstanding of the issuer's common stock as of August 31, 1997 was 52,266.


                                       Total of Sequentially Numbered Pages: 18
                                                 Exhibit Index on Page:      18

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................    3

ITEM 2.  DESCRIPTION OF PROPERTY ..........................................    6

ITEM 3.  LEGAL PROCEEDINGS 7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    7

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS .........    8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........    8

ITEM 7.  FINANCIAL STATEMENTS .............................................   10

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ....................   11

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .......   11

ITEM 10. EXECUTIVE COMPENSATION ...........................................   12

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS ..........................   13

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   14

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   16

         SIGNATURES .......................................................   17

         INDEX TO EXHIBITS ................................................   18

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

ITEM 7.  FINANCIAL STATEMENTS

         Please see the accompanying financial statements attached as pages F-1 through F-7.



                      [THIS SPACE LEFT INTENTIONALLY BLANK]

Sellers & Associates
CERTIFIED PUBLIC ACCOUNTANT                               Fax (801) 627-1639
378 Harrison Blvd.  Suite 101, Ogden, Utah 84403              (801) 621-8128

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. and Subsidiaries as of May 31, 1993 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1993, 1992. These financial statements are the responsibilities of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except as explained paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. and Subsidiaries as of May 31, 1993 and the results of its operations and its cash flows for the years ended May 31, 1993 and 1992 in conformity with generally accepted accounting principles.

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


May 20, 1997

                              HYTK INDUSTRIES, INC.
                                  Balance Sheet
                                  May 31, 1993



                                                           May 31, 1993
                                                         -----------------
ASSETS
Current Assets                                           $      --

Other Assets                                                    --

TOTAL ASSETS                                             $      --
                                                             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses               $     2,500
     Note payable, related party                              27,500
                                                              ------
                                                              30,000

Commitments and contingencies                                   --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding                        --
     Common stock, par value $.001
        950,000,000 shares authorized,
         24,363 issued and outstanding                            25
     Additional paid-in-capital                            1,108,612
     Retained earnings (deficit)                          (1,138,637)
                                                               ------
Total Stockholders' equity                                  (30,000)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $        --
                                                               ======

                       See notes to financial statements.

                      HYTK INDUSTRIES, INC. AND SUBSIDIARY
                            Statements of Operations
                    For the Years Ended May 31, 1993 and 1992



                                                 May 31,        May 31,
                                                  1993            1992
                                             --------------  ------------

Revenues                                         $    --    $     --
                                                ----------- ----------

Operating Expenses
  Salaries and payroll taxes                          --          14,200
  Professional fees                                   --          50,499
  General and administrative                          --          12,066
  Rent and utilities                                  --          10,156
  Depreciation and amortization                       --            --
  Other                                               --           6,250
                                                 -----------  ----------
                                                      --          93,171
                                                 -----------  ----------

Non-Operating Income (Expense)
  Write-off deferred registration costs               --            --
  Interest income (expense)                         (2,500)           80
  Miscellaneous                                       --            --
  Loss on disposition of investments                  --            --
  Loss on disposition of property and equipment       --         (12,000)
                                                -----------   -----------
                                                    (2,500)      (11,920)
                                                -----------   -----------

Income (Loss) from continuing operations
     before income taxes                            (2,500)     (105,091)

Provision for income taxes                            --          29,300

Gain from discontinued operations,
 net of income tax benefit                         493,814    (1,005,631)

Net Income (loss)                                $ 491,314   $(1,081,422)
                                                ===========  ============

Earnings (loss) per share:
  Income (loss ) from continuing operations      $  --       $   (4.24)
                                               ===========   ===========
  Income (loss) from discontinued operations    $  20.04     $  (40.57)
                                                ==========   ===========
  Net income (loss)                             $  20.04     $  (43.63)
                                                ==========   ===========

Weighted-average shares outstanding                 24,636       24,785

                       See notes to financial statements.

                                                   HYTK INDUSTRIES AND SUBSIDIARY
                                                 Statements of Stockholders' Equity
                                                  Years Ended May 31, 1993 and 1992


                                                    Common Stock
                                            --------------------------
                                                                                              Retained
                                                                               Additional     Earnings                      Total
                                               Number of                        Paid In      (Deficit)    Deferred     Stockholders'
                                                Shares       Par Value          Capital      Accumulated Compensation       Equity
                                            ----------------------------------------------------------------------------------------

Balances, May 31, 1991                            25,226    $        25    $ 1,106,032    $  (548,529)   $  (183,570)   $   373,958

Deferred compensation earned                        --             --             --             --           80,585         80,585

Shares surrendered and cancelled                  (3,293)            (3)          (129)          --             --             (132)

Issuance of common stock
     under stock option plan                          23           --               22           --             --               22

Issuance of common stock
     to director for services                      2,679              3          2,497           --           (1,250)         1,250

Excercise of common stock warrants                     1           --              190           --             --              190

Net Loss                                            --             --             --       (1,081,422)          --       (1,081,422)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, May 31, 1992                             24,636    $        25    $ 1,108,612    $(1,629,951)   $  (104,235)   $  (625,549)

Deferred compensation earned                        --             --             --             --          104,235        104,235

Net Income                                          --             --             --          491,314           --          491,314
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, May 31, 1993                             24,636    $        25    $ 1,108,612    $(1,138,637)   $      --      $   (30,000)

                                                 See notes to financial statements.

                                                                F-3

                                                        HYTK INDUSTRIES, INC.
                                                      Statements of Cash Flows
                                              For the Years Ended May 31, 1993 and 1992




                                                                              May 31,            May 31,
                                                                               1993               1992
                                                                           -----------       -----------
Cash Flows From Operating Activities
   Net income (loss)                                                        $   491,314    $(1,081,422)
   Noncash expenses included in net income (loss):
      Loss on disposition of investments                                           --           12,000
      Issuance of common stock for services                                        --            1,250
      Issuance of stock to profit-sharing and stock bonus plan                     --               22
      Effect of shares surrendered and cancelled                                   --             (132)
      Deferred compensation earned                                              104,235         80,585
      Write off deferred income taxes                                              --          (14,300)
   Change in assets and liabilities
      (Increase) decrease in income tax receivable                               15,000          7,250
      (Increase) decrease in current assets, discontinued operations               --          181,801
      (Increase) decrease in noncurrent assets, discontinued operations          38,428        160,118
      Increase (decrease) in accounts payable and accrued expenses               (2,000)        (2,300)
      Increase (decrease) in bank overdrafts                                    (20,867)        20,867
      Increase (decrease) in current liabilities, discontinued operations      (626,110)       626,110
                                                                               -----------    --------

Net cash provided by (used for) operating activities                               --           (8,151)
                                                                               -----------    ---------

Cash Flows From Investing Activities                                               --             --

Net cash provided by (used for) investing activities                               --             --
                                                                               -----------    ----------

Cash Flows From Financing Activities
   Proceeds from note payable, related party                                       --            2,500
   Issuance of common stock for cash                                               --              190
                                                                               ----------    -----------

Net cash provided by (used for) financing activities                               --            2,690
                                                                               -----------    ----------

Increase (decrease) in cash and cash equivalents                                   --           (5,461)

Cash and cash equivalents, beginning of year                                       --            5,461
                                                                               -----------    ----------

Cash and cash equivalents, end of year                                         $   --         $    --
                                                                               ===========    ==========

Supplement Disclosures Of Cash Flow Information
   Cash payments for Interest                                                  $    --        $    --
   Cash payment for Income Taxes                                               $    --        $    --

                                                 See notes to financial statements.

                                                                F-4

                              HYTK INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                        Years ended May 31, 1993 and 1992
Note 1.  Nature of Business and Significant Accounting Policies

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

                   The consolidated financial statements for 1992 include the accounts of HYTK Industries Inc. and its wholly-owned subsidiary, Digitel, Inc. All significant intercompany accounts and transactions have been eliminated. Ditigel, Inc. operated in the telecommunications industry, specializing in the sales, installation and maintenance of telephone and voice mail systems. On June 30, 1992, operations of Ditigel, Inc. were discontinued. Accordingly, the financial statements for the year ended May 31, 1993 include those of Digitel, Inc. as a discontinued operation.

              Earnings per share data:

                   Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the year.

Note 2.  Notes Payable, Related Party

         During the year ended May 31, 1991, an officer/director of the Company advanced the Company $25,000. The advance accrued interest at the rate of 10 percent per annum and principal and interest were due November 30, 1992; however, due to lack of funds, the Company was not able to repay the loan as scheduled. The Company accrued interest at 10 percent per annum until the note was paid in full in 1996.

Note 3.  Lease Commitments and Related Party Transaction

         The  Company   leased   office   space  from  a  related   party  on  a
         month-to-month basis for $900 per month, which included secretarial services through 1991.

         Ditigel, a subsidiary of the Company, leased office space under two operating leases expiring in October 1991 and March 1994 for $1,532 and $4,608 per month, respectively. Both leases were terminated when the Company discontinued Digitel's operations in June 1992.

Note 4.  Income Taxes

         The   provision   for  income  taxes   included  in  the   accompanying
         consolidated statements of operations differs form the statutory amount for the following:

                                                        Years Ended May 31,
                                                         1993         1992
         Income tax expense
           at statutory federal tax rate              $   -        $    -
         Graduated tax rates                              -             -
                                                      $   -        $    -
                                                  =============================


         As of May 31, 1993, the Company had a net operating loss carryforward of approximately $48,686 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income was subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

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

Note 7.  Stock Option Plan

         The Company has adopted a qualified stock option plan under which 179 shares of its $0.001 par value common stock have been reserved for options to employees. Option prices would be the fair market value (110% of fair market value if the optionee had more than 10% voting control) of the common stock on the date the options are granted. The term of an option shall be for a period of no longer than ten years from the date of the grant of the option. The Plan expired May 20, 1995 and no options were granted.

Note 8.  Stockholders' Equity

         On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

         During the year ended May 31, 1988 the Company approved a stock bonus plan for its employees. The plan approved 90 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1993 and 1992, the Company distributed under this plan 0 and 23 shares amounting to $0 and $22 .

Note 9.  Supplemental data to consolidated statement of cash flows

         Excluded from the consolidated statement of cash flows for the years ended May 31, 1993 and 1992 were the effects of certain noncash investing and financing activities as follows: (1992) Issuance of common stock for compensation for $2,500.

Note 10. Discontinued operations

         On June 30, 1992, the Company discontinued operations of the other wholly-owned subsidiary, Digitel, Inc. The Company transferred all of the assets in Digitel, except a Honda automobile, to Southwestern Communications, Inc., an affilited entity. In exchange, Southwestern assumed approximately $675,000 worth of Digitel's debts. The Company realized a gain from discontinued operations in Digitel in the amount of $493,314. The transaction was carried out as a bulk sale pursuant to the provisions of Article 6 of the Uniform Commercial Code. The decision to sell Digitel stemmed from the fact that Digitel incurred net losses during the two prior years and it had a negative net worth at the time of the transfer.

Note 11. Subsequent Events

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

                  SUMMARY COMPENSATION TABLE
                                         Annual Compensation                         Awards         Payouts
                                                                   Restricted      Securities                  Other
  Name &      Fiscal                              Other Annual       Stock         Underlying      LTIP        Compen-
 Position      Year       Salary      Bonus($)    Compensation    Award(s)($)    Options/SARs(#)    Payouts    sation
 --------      ----       ------      --------    ------------    -----------    ---------------    -------    -------
Ken Kurtz      1997         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Current        1996         -0-          -0-           -0-            -0-              -0-            -0-         -0-
President      1995         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Gordon         1995         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Beckstead      1994         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Former         1993         -0-          -0-           -0-            -0-              -0-            -0-         -0-
President      1992      $36,000+        -0-           -0-            -0-              -0-            -0-         -0-
               1991       $36,000        -0-           -0-         $84, 000*           -0-            -0-         -0-
               1990       $60,000        -0-           -0-            -0-              -0-            -0-         -0-
               1989       $30,000        -0-           -0-            -0-              -0-            -0-         -0-

____________________
+ Mr. Beckstead's annual salary was discontinued on or before May 20, 1992, when the Company transferred 100% of Digitel's assets to Southwestern Communications, Inc. No salary has been paid to any executive officer since the fiscal year ended May 31, 1992.

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
Par Value $0.001

___________________
  Wendell Hall and BonnieJean C. Tippetts are co-trustees of both the David Michael Irrevocable Trust and the Alexander Senkovski Irrevocable Trust. Neither Wendell Hall nor BonnieJean C. Tippetts has a beneficial interest in either trust.

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

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending May 31, 1993. The Company's last Form 8-K was filed on February 23, 1994 and contained unaudited financial statements for the fiscal years 1989 through 1992. This Form 8-K was filed pursuant to a consent order the Company entered with the Securities and Exchange Commission. See "Item 3 - Legal Proceedings" for more information on this consent order.

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

   Signature                         Title                        Date
/s/ Ken Kurtz                  President and Director      September 5, 1997
  Ken Kurtz

                               INDEX TO EXHIBITS

EXHIBIT   PAGE
 NO.      NUMBER    DESCRIPTION

3(i)        *       The Company's Articles of Incorporation (incorporated herein by reference to the Exhibits to the  Company's  Registration
                    Statement on Form S-18, Registration No. 2-99737-LA ).

3(i)        *       The Company's  Bylaws,  as amended  (incorporated  herein by reference  to the  Exhibits  to the  Company's  Registration
                    Statement  on  Form  S-18,   Registration  No.  2-99737-LA).

                    MATERIAL CONTRACTS

10(i)(a)    *       September  1,  1995  Consulting  Agreement  executed  by and
                    between   the   Company   and  Canton   Financial   Services
                    Corporation   (incorporated   herein  by  reference  to  the
                    Company's Form 10-KSB for fiscal year ended May 31, 1992).

10(i)(b)    *       April 22, 1995 Deed of Trust executed by BeckWork,  LLC. for the benefit of the Company (incorporated herein by reference to the Company's Form 10-KSB for fiscal year ended May 31,
                    1992).

10(i)(c)    *       May  20,  1992  Asset  Purchase  Agreement  executed  by and between the Company and Western Communications (incorporated herein by reference to the Company's Form 10-KSB for fiscal year ended May 31, 1992).