Form 10KSB
period 1994-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1994.

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

                                    Yes __  No XX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended May 31, 1994.

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

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. and Subsidiaries as of May 31, 1994 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1994, 1993. These financial statements are the responsibilities of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except as explained paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. and Subsidiaries as of May 31, 1994 and the results of its operations and its cash flows for the years ended May 31, 1994 and 1993 in conformity with generally accepted accounting principles.

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


May 20, 1997

                              HYTK INDUSTRIES, INC.
                                  Balance Sheet
                                  May 31, 1994



                                                             May 31, 1994
                                                           -----------------
ASSETS
Current Assets                                           $      --

Other Assets                                                    --

TOTAL ASSETS                                             $      --
                                                             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses               $    16,200
     Note payable, related party                              27,500
                                                              ------
                                                              43,700

Commitments and contingencies                                   --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding                        --
     Common stock, par value $.001
        950,000,000 shares authorized,
         24,363 issued and outstanding                            25
     Additional paid-in-capital                            1,108,612
     Retained earnings (deficit)                          (1,152,337)
                                                               ------
Total Stockholders' equity                                   (43,700)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $      --
                                                              ======
                       See notes to financial statements.

                              HYTK INDUSTRIES, INC.
                            Statements of Operations
                    For the Years Ended May 31, 1994 and 1993



                                                      May 31,           May 31,
                                                       1994              1993
                                                  --------------   -------------

Revenues                                           $                $      --
                                                       ---------    -----------

General and administrative expenses                       11,200           --
                                                       ---------    -----------
                                                         (11,200)          --
                                                       ---------    -----------

Non-Operating Income (Expense)
     Interest expense                                     (2,500)        (2,500)

Income (Loss) from continuing operations                 (13,700)        (2,500)

Gain from discontinued operations,
  net of income tax benefit                                 --          493,814

Net Income (loss)                                      $ (13,700)$      491,314
                                                       =========    ===========

Earnings (loss) per share:
     Income (loss ) from continuing operations     $    (0.56) $          (0.10)
                                                       =========    ===========
     Income (loss) from discontinued operations    $       --            $20.04
                                                       =========    ===========
     Net income (loss)                             $    (0.56) $          19.94
                                                       =========    ===========

Weighted-average shares outstanding                       24,636         24,636

                       See notes to financial statements.

                                                   HYTK INDUSTRIES AND SUBSIDIARY
                                                 Statements of Stockholders' Equity
                                                  Years Ended May 31, 1994 and 1993



                                              Common Stock
                                    ---------------------------------
                                                                              Retained
                                                              Additional      Earnings                        Total
                                      Number of                Paid In       (Deficit)      Deferred      Stockholders'
                                       Shares    Par Value     Capital      Accumulated    Compensation      Equity
                                     -----------------------------------------------------------------------------------------------

Balance, May 31, 1992                 24,636   $        25   $ 1,108,612   $(1,629,951)   $  (104,235)   $  (625,549)

Deferred compensation earned            --            --            --            --          104,235        104,235

Net Income                              --            --            --         491,314           --          491,314
                                    -----------   -----------    -----------  -----------    -----------   ----------

Balance, May 31, 1993                 24,636   $        25   $ 1,108,612   $(1,138,637)   $      --      $   (30,000)

Net loss                                --            --            --         (13,700)          --          (13,700)
                                   -----------   -----------   -----------    -----------    -----------    -----------

Balance, May 31, 1994                 24,636    $       25   $  1,108,612    $(1,152,337)   $    --      $   (43,700)
                                  ===========   ===========   ===========    ===========    ===========    ===========

                                                 See notes to financial statements.

                                                                F-3

                              HYTK INDUSTRIES, INC.
                            Statements of Cash Flows
                    For the Years Ended May 31, 1994 and 1993




                                                                      May 31,            May 31,
                                                                        1994              1993
                                                                ---------------    --------------
Cash Flows From Operating Activities
  Net income (loss)                                                   $ (13,700)   $    493,814
  Noncash expenses included in net income (loss):
     Deferred compensation earned                                          --           104,235
  Change in assets and liabilities
     (Increase) decrease in income tax receivable                          --            15,000
     (Increase) decrease in noncurrent assets,
       discontinued operations                                             --            38,428
     Increase (decrease) in accounts payable
       and accrued expenses                                              13,700          (4,500)
     Increase (decrease) in bank overdrafts                                --           (20,867)
     Increase (decrease) in current liabilities,
      discontinued operations                                              --          (626,110)
                                                                      ---------    ------------

Net cash provided by (used for) operating activities                       --              --
                                                                      ---------    ------------

Cash Flows From Investing Activities                                                       --

Net cash provided by (used for) investing activities                       --              --
                                                                      ---------    ------------

Cash Flows From Financing Activities

Net cash provided by (used for) financing activities                       --              --
                                                                      ---------    ------------

Increase (decrease) in cash and cash equivalents                           --              --

Cash and cash equivalents, beginning of year                               --              --
                                                                      ---------    ------------

Cash and cash equivalents, end of year                                $    --      $       --
                                                                      =========    ============

Supplement Disclosures Of Cash Flow Information
  Cash payments for Interest                                          $    --       $      --
  Cash payment for Income Taxes                                       $    --       $      --

                                                 See notes to financial statements.

                                                                F-4

                              HYTK INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                        Years ended May 31, 1994 and 1993

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

                  As a result of discontinued operations in both subsidiaries, the financial statements for the year ended May 31, 1994 and 1993 include only those of the parent Company, HYTK Industries, Inc.

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

Note 3.  Income Taxes

         The   provision   for  income  taxes   included  in  the   accompanying
consolidated statements of operations differs form the statutory amount for the following:


                                                 Years Ended May 31,
                                                   1994         1993
        Income tax expense
            at statutory federal tax rate      $   -        $         -
         Graduated tax rates                       -                  -
                                              -------------------------
                                               $   -        $         -
                                              =========================

         As of May 31, 1994, the Company had a net operating loss carryforward of approximately $62,386 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income was subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

Note 4.  Lease Commitments and Related Party Transaction

         Digitel, a subsidiary of the Company, leased office space under two operating leases expiring in October 91 and March 1994 for $1,532 and $4,608 per month, respectively. Both leases were terminated when the company discontinued Digitel's operations in June 1992.

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


Note 7.  Stockholders' Equity

         On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

Note 8.  Discontinued operations

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

Note 9.  Subsequent Events

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

                  SUMMARY COMPENSATION TABLE
                                         Annual Compensation                         Awards         Payouts
                                                                   Restricted      Securities                  Other
  Name &      Fiscal                              Other Annual       Stock         Underlying      LTIP        Compen-
 Position      Year       Salary      Bonus($)    Compensation    Award(s)($)    Options/SARs(#)    Payouts    sation
 --------      ----       ------      --------    ------------    -----------    ---------------    -------    ------
Ken Kurtz      1997         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Current        1996         -0-          -0-           -0-            -0-              -0-            -0-         -0-
President      1995         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Gordon         1995         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Beckstead      1994         -0-          -0-           -0-            -0-              -0-            -0-         -0-
Former         1993         -0-          -0-           -0-            -0-              -0-            -0-         -0-
President      1992      $36,000+        -0-           -0-            -0-              -0-            -0-         -0-
               1991       $36,000        -0-           -0-         $84, 000*           -0-            -0-         -0-
               1990       $60,000        -0-           -0-            -0-              -0-            -0-         -0-
               1989       $30,000        -0-           -0-            -0-              -0-            -0-         -0-

_______________________
+ Mr. Beckstead's annual salary was discontinued on or before May 20, 1992, when the Company transferred 100% of Digitel's assets to Southwestern Communications,
Inc.  No salary has been paid to any  executive  officer  since the fiscal  year ended May 31, 1992.

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
Par Value $0.001

________________________
  Wendell Hall and BonnieJean C. Tippetts are co-trustees of both the David Michael Irrevocable Trust and the Alexander Senkovski Irrevocable Trust. Neither Wendell Hall nor BonnieJean C. Tippetts has a beneficial interest in either trust.

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

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending May 31, 1994. The Company's last Form 8-K was filed on February 23, 1994 and contained unaudited financial statements for the fiscal years 1989 through 1992. This Form 8-K was filed pursuant to a consent order the Company entered with the Securities and Exchange Commission. See "Item 3 - Legal Proceedings" for more information on this consent order.

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