Form 10KSB
period 1995-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1995.

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

                                    Yes __  No XX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended May 31, 1995.

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

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. as of May 31, 1995 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1995 and 1994. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating he overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. as of May 31, 1995 and the results of its operations and its cash flows for the years ended May 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statement have been presented assuming the Company will continue as a going concern. As discussed in Notes 5 and 6 to the financial statements, the Company disposed of all its assets May 20, 1992 and has not generated revenue since. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



May 20, 1997

                              HYTK INDUSTRIES, INC.
                                  Balance Sheet
                                  May 31, 1995



                                                        May 31, 1995
                                                     -----------------
ASSETS
Current Assets .....................................     $      --

Other Assets .......................................            --

TOTAL ASSETS .......................................     $      --
                                                             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses .........     $    28,500
     Note payable, related party ...................          27,500
                                                              ------
                                                              56,000

Commitments and contingencies ......................            --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding ...........            --
     Common stock, par value $.001
        950,000,000 shares authorized,
         24,363 issued and outstanding .............              25
     Additional paid-in-capital ....................       1,108,612
     Retained earnings (deficit) ...................      (1,164,637)
                                                               ------
Total Stockholders' equity .........................         (56,000)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........      $        --
                                                               ======

                              HYTK INDUSTRIES, INC.
                            Statements of Operations
                    For the Years Ended May 31, 1995 and 1994



                                            May 31,        May 31,
                                              1995          1994
                                         -------------- --------------

Revenues ...............................    $     --      $     --
                                            --------     ---------

General and administrative expenses ....       9,800       11,200
                                             --------     ---------
                                              (9,800)     (11,200)
                                             --------     ---------

Non-Operating Income (Expense)
     Interest expense ..................      (2,500)      (2,500)

Net Income (loss) ......................    $(12,300)    $(13,700)
                                            ========     =========

Earnings (loss) per share:
     Net income (loss) .................    $   (0.50)   $   (0.56)
                                             ========     =========

Weighted-average shares outstanding ....      24,636       24,636

                                                        HYTK INDUSTRIES, INC.
                                                 Statements of Stockholders' Equity
                                                  Years Ended May 31, 1995 and 1994




                                              Common Stock
                                    ---------------------------------
                                                                                        Retained
                                                                      Additional        Earnings           Total
                                      Number of                         Paid In         (Deficit)       Stockholders'
                                       Shares           Par Value       Capital        Accumulated         Equity
                                    --------------    --------------- --------------   ------------   --------------

Balance, May 31, 1993 ...........          24,636     $        25     $ 1,108,612     $(1,138,637)     $   (30,000)

Net loss ........................            --              --              --           (13,700)         (13,700)
                                        -----------    -----------     -----------     -----------      -----------

Balance, May 31, 1994 ...........          24,636     $       25      $ 1,108,612     $(1,152,337)     $   (43,700)

Net loss ........................            --              --              --           (12,300)         (12,300)
                                        -----------     -----------     -----------      -----------    -----------

Balance, May 31, 1995 ...........          24,636     $        25     $ 1,108,612      $(1,164,637)     $   (56,000)

                                                 See notes to financial statements.

                                                                F-3

                                      HYTK INDUSTRIES, INC.
                                    Statements of Cash Flows
                            For the Years Ended May 31, 1995 and 1994




                                                                         May 31,          May 31,
                                                                          1995             1994
                                                                      ---------------  -----------
Cash Flows From Operating Activities
     Net income (loss) .............................................   $      (12,300)  $(13,700)
     Noncash expenses included in net income (loss):
     Change in assets and liabilities
        Increase (decrease) in accounts payable and accrued expenses           12,300     13,700

Net cash provided by (used for) operating activities ...............             --         --
                                                                       --------------   --------

Cash Flows From Investing Activities

Net cash provided by (used for) investing activities ...............             --         --
                                                                       --------------   --------

Cash Flows From Financing Activities

Net cash provided by (used for) financing activities ...............             --         --
                                                                       --------------   --------

Increase (decrease) in cash and cash equivalents ...................             --         --

Cash and cash equivalents, beginning of year .......................             --         --
                                                                       --------------   --------

Cash and cash equivalents, end of year .............................   $         --     $   --
                                                                       ==============   ========

Supplement Disclosures Of Cash Flow Information
     Cash payments for Interest ....................................   $         --     $   --
     Cash payment for Income Taxes .................................   $         --     $   --

                               See notes to financial statements.

                                               F-4

                              HYTK INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                        Years ended May 31, 1995 and 1994

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

                  As a result of discontinued operations in both subsidiaries, the financial statements for the year ended May 31, 1995 and 1994 include only those of the parent Company, HYTK Industries, Inc.

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

Note 3.  Income Taxes

              The provision for income taxes included in the accompanying consolidated statements of operations differs form the statutory amount for the following:

                                                      Years Ended May 31,
                                                        1995         1994
               Income tax expense
                  at statutory federal tax rate     $   -        $      -
               Graduated tax rates                      -               -
                                                -------------------------------
                                                   $    -        $      -
                                                ================================


              As of May 31, 1995, the Company had a net operating loss carryforward of approximately $74,686 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income was subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.


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

              During the year ended May 31, 1988 the Company approved a stock bonus plan for its employees. The plan approved 90 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1995 and 1994, the Company did not distribute any shares under this plan.

Note 7.  Subsequent Events

              The Company retained its interest in the sale-leaseback of the Russell Road property. This asset was not recognized on the books of the Company since it was questionable as to its value. On April 22, 1995, this interest was transferred to BeckWork LLC ("Beckwork"), whose 50% owner was then president and director of the Company. In exchange, the Company received a commitment to share in the profits derived from the eventual sale of the property by BeckWork. Such agreement was evidenced by a promissory note and a deed of trust executed by BeckWork. During early 1996, the City of Las Vegas condemned the frontage of the property by paying $57,900.

              The Company's share of the payment amounting to $10,000, was received by Beckwork and Beckwork paid off $10,000 of the debts directly for the Company before May 31, 1996. In July 1996, BeckWork sold the Russel Road Property. Under the terms of the April 22, 1995 agreement, the Company received $83,606. On September 1, 1995, the Company entered into a Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation that provides professional business consulting services ("Canton"). Pursuant to the consulting agreement, Canton assisted the Company in restructuring its capitalization and provided related business and accounting services. As consideration, the Company issued 102,567 restricted shares of Common Stock to Park Street Investments, Inc., a Utah corporation ("Park Street"), and 923,108 restricted shares of Common Stock to A-Z Professional Consultants, Inc., a Utah corporation ("A-Z").(1) In the aggregate, the Common Stock issued to Park Street and A-Z constituted 51% of the Company's then-outstanding Common Stock. Both Park Street and A-Z were designees of Canton who received their shares of Common Stock as a finder's fee for introducing the Company to Canton.

              On November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect the 1995 reverse stock split.

----------
         1 These two proceeding references to shares of Common Stock include the September 1, 1991 1-for-140 reverse stock split but DO NOT include the November 1, 1995 1-for-40 reverse split.

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

_____________
+ Mr. Beckstead's annual salary was discontinued on or before May 20, 1992, when the Company transferred 100% of Digitel's assets to Southwestern Communications, Inc. No salary has been paid to any executive officer since the fiscal year ended May 31, 1992.

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

______________________

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

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending May 31, 1995. The Company's last Form 8-K was filed on February 23, 1994 and contained unaudited financial statements for the fiscal years 1989 through 1992. This Form 8-K was filed pursuant to a consent order the Company entered with the Securities and Exchange Commission. See "Item 3 - Legal Proceedings" for more information on this consent order.

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