Form 10KSB
period 1996-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1996.

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

                                    Yes __  No XX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended May 31, 1996.

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

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. as of May 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except as explained in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. as of May 31, 1996 and the results of its operations and its cash flows for the years ended May 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statement have been presented assuming the Company will continue as a going concern. As discussed in Notes 5 and 6 to the financial statements, the Company disposed of all its assets May 20, 1992 and has not generated revenue since. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



May 20, 1997

                              HYTK INDUSTRIES, INC.
                                  Balance Sheet
                                  May 31, 1996



                                                        May 31, 1996
                                                   -----------------
ASSETS
Current Assets .....................................     $      --

Other Assets .......................................            --
                                                            ------

TOTAL ASSETS .......................................     $      --
                                                            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses .........     $    50,190
     Note payable, related party ...................          27,500
                                                              ------
                                                              77,690
                                                              ------

Commitments and contingencies ......................            --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding ...........            --
     Common stock, par value $.001
        950,000,000 shares authorized,
         52,266 issued and outstanding .............              52
     Additional paid-in-capital ....................       1,108,846
     Retained earnings (deficit) ...................      (1,186,588)
                                                               ------
Total Stockholders' equity .........................         (77,690)
                                                               ------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........      $        --
                                                               ======
                       See notes to financial statements.

                              HYTK INDUSTRIES, INC.
                            Statements of Operations
                    For the Years Ended May 31, 1996 and 1995



                                                May 31,       May 31,
                                                 1996          1995
                                                 ----------  ---------

Revenues ...................................    $   --     $     --
                                                --------    --------

General and administrative expenses ........     29,451       9,800
                                                --------    --------
                                                (29,451)     (9,800)
                                                --------    --------

Non-Operating Income (Expense)
     Gain on sale of interest in property ..     10,000        --
     Interest expense ......................     (2,500)     (2,500)
                                                --------    --------

     Total non-operating income (expense) ..      7,500      (2,500)
                                                --------   ---------

Net Income (loss) ..........................   $(21,951)   $(12,300)
                                                ========    ========

Earnings (loss) per share:
     Net income (loss) .....................   $    (0.42) $  (0.50)
                                                ========    ========

Weighted-average shares outstanding ........     52,266      24,636

                                                                            HYTK INDUSTRIES, INC.
                                                       Statements of Stockholders' Equity
                                                       Years Ended May 31, 1996 and 1995




                                                                Common Stock
                                                            ----------------------
                                                                                                          Retained
                                                                                        Additional         Earnings         Total
                                                               Number of                 Paid In          (Deficit)    Stockholders'
                                                                Shares    Par Value      Capital         Accumulated         Equity
                                                          --------------------------------------------------------------------------

Balance, May 31, 1994 ..................................         24,636    $    25 $      1,108,612     $(1,152,337)    $   (43,700)

Net loss ...............................................           --           --             --           (12,300)        (12,300)
                                                                           -    ----    -----------     -----------     -----------

Balance, May 31, 1995 ..................................         24,636    $    25 $      1,108,612     $(1,164,637)    $   (56,000)

Common shares issued for services ......................            500         --                5            --                 5

Common shares issued as finders fee ....................         25,643           26            230            --               256

Fractional shares issued per reverse split .............          1,487            1             (1)           --              --

Net loss ...............................................           --           --             --           (21,951)        (21,951)
                                                                           -    ----    -----------     -----------     -----------

Balance, May 31, 1996 ..................................         52,266    $    52 $      1,108,846     $(1,186,588)    $   (77,690)
                                                                =======    =    ====    ===========     ===========     ===========

                                                 See notes to financial statements.

                                                                F-3

                              HYTK INDUSTRIES, INC.
                            Statements of Cash Flows
                    For the Years Ended May 31, 1996 and 1995




                                                             May 31,     May 31,
                                                               1996       1995
                                                            ---------    -------
Cash Flows From Operating Activities
     Net income (loss) .............................   $      (21,951) $(12,300)
     Noncash expenses included in net income (loss):
        Services paid with common stock ............              261       --
        Increase (decrease) in accounts
         payable and accrued expenses ..............           21,690     12,300
                                                       --------------   --------

Net cash provided by (used for)
  operating activities .............................             --         --
                                                       --------------   --------

Cash Flows From Investing Activities

Net cash provided by (used for)
  investing activities .............................             --         --
                                                       --------------   --------

Cash Flows From Financing Activities

Net cash provided by (used for)
  financing activities .............................             --         --
                                                       --------------   --------

Increase (decrease) in cash and
  cash equivalents .................................             --         --

Cash and cash equivalents,
  beginning of year ................................             --         --
                                                       --------------   --------

Cash and cash equivalents, end of year .............   $                $   --
                                                       ==============   ========

Supplement Disclosures Of Cash Flow Information
     Cash payments for Interest ....................   $                $   --
     Cash payment for Income Taxes .................   $                $   --

                       See notes to financial statements.

                              HYTK INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                        Years ended May 31, 1996 and 1995

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

                  As a result of discontinued operations in both subsidiaries, the financial statements for the year ended May 31, 1996 and 1995 include only those of the parent Company, HYTK Industries, Inc.

               Earnings per share data:

                  Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the year.

Note 2.    Notes Payable, Related Party

           During the year ended May 31, 1991, an officer/director of the Company advanced the Company $25,000. The advance accrued interest at the rate of 10 percent per annum and principal and interest were due November 30, 1992; however, due to lack of funds, the Company was not able to repay the loan as scheduled. The Company accrued interest at 10 percent per annum until the note was paid in full in August 1996.

Note 3.    Income Taxes

           The  provision  for  income  taxes   included  in  the   accompanying
           consolidated statements of operations differs form the statutory amount for the following:

                                                Years Ended May 31,
                                                  1996         1995
               Income tax expense
                  at statutory federal tax rate  $   -        $    -
               Graduated tax rates               $   -        $    -
                                                 ----------------------------
                                                 $   -        $    -
                                                 =============================


           As of May 31, 1996, the Company had a net operating loss carryforward of approximately $96,637 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income was subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.


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

           During the year ended May 31, 1988 the Company approved a stock bonus plan for its employees. The plan approved 90 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1996 and 1995, the Company did not distribute any shares under this plan.

           On September 1, 1995, the Company entered into a Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation that provides professional business consulting services ("Canton"). Pursuant to the consulting agreement, Canton assisted the Company in restructuring its capitalization and provided related business and accounting services. As consideration, the Company issued 102,567 restricted shares of Common Stock to Park Street Investments, Inc., a Utah corporation ("Park Street"), and 923,108 restricted shares of Common Stock to A-Z Professional Consultants, Inc., a Utah corporation ("A-Z").1 In the aggregate, the Common Stock issued to Park Street and A-Z constituted 51% of the Company's then-outstanding Common Stock. Both Park Street and A-Z were designees of Canton who received their shares of Common Stock as a finder's fee for introducing the Company to Canton.

           On November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect the 1995 reverse stock split.

Note 7.    Assignment  and  Disposition  of Real Estate  Property and Subsequent
           Event

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

--------
         1 These two proceeding references to shares of Common Stock include the September 1, 1991 1-for-140 reverse stock split but DO NOT include the November 1, 1995 1-for-40 reverse split.

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
Par Value $0.001

____________________
  Wendell Hall and BonnieJean C. Tippetts are co-trustees of both the David Michael Irrevocable Trust and the Alexander Senkovski Irrevocable Trust. Neither Wendell Hall nor BonnieJean C. Tippetts has a beneficial interest in either trust.

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

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending May 31, 1996. The Company's last Form 8-K was filed on February 23, 1994 and contained unaudited financial statements for the fiscal years 1989 through 1992. This Form 8-K was filed pursuant to a consent order the Company entered with the Securities and Exchange Commission. See "Item 3 - Legal Proceedings" for more information on this consent order.

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