Form 10KSB
period 1997-05-31
HYTK INDUSTRIES INC
filed 1997-09-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997.

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

                                    Yes __  No XX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended May 31, 1997.

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

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. as of May 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. as of May 31, 1997 and the results of its operations and its cash flows for the years ended May 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statement have been presented assuming the Company will continue as a going concern. As discussed in Notes 5 and 6 to the financial statements, the Company disposed of all its assets May 20, 1992 and has not generated revenue since. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



May 20, 1997

                              HYTK INDUSTRIES, INC.
                                  Balance Sheet
                                  May 31, 1997



                                                           May 31, 1997
                                                        -----------------
ASSETS
Current Assets ......................................       $      --

Other Assets ........................................              --
                                                                    -

TOTAL ASSETS ........................................       $      --
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses ..........       $    14,984
                                                                      -

Commitments and contingencies .......................                --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding ............               --
     Common stock, par value $.001
        950,000,000 shares authorized,
        52,266 issued and outstanding ...............                52
     Additional paid-in-capital .....................         1,108,846
     Retained earnings (deficit) ....................        (1,123,882)
                                                                     -
Total Stockholders' equity ..........................           (14,984)
                                                                     -

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..........         $      --
                                                              ==========

                       See notes to financial statements.

                              HYTK INDUSTRIES, INC.
                            Statements of Operations
                    For the Years Ended May 31, 1997 and 1996



                                              May 31,       May 31,
                                               1997          1996
                                            ----------- ----------

Revenues ..................................  $   --       $    --
                                             --------     --------

General and administrative expenses .......     20,900      29,451
                                             --------    ---------
                                             (20,900)     (29,451)
                                             --------    ---------

Non-Operating Income (Expense)
     Gain on sale of interest in property .     83,606      10,000
     Interest expense .....................       --        (2,500)
                                              --------    ---------

     Total none-operating income (expenses)     83,606       7,500

Net Income (loss) .........................   $ 62,706    $(21,951)
                                              ========    =========

Earnings (loss) per share:
     Net income (loss) ....................   $   1.20   $  (0.42)
                                              ========    =========

Weighted-average shares outstanding .......     52,266      52,266

                                                  HYTK INDUSTRIES AND SUBSIDIARIES
                                                 Statements of Stockholders' Equity
                                                  Years Ended May 31, 1997 and 1996

                                                                   Common Stock
                                                                -------------------
                                                                                                         Retained
                                                                                        Additional       Earnings           Total
                                                                Number of                 Paid In        (Deficit)     Stockholders'
                                                                 Shares    Par Value      Capital       Accumulated          Equity
                                                              ----------------------------------------------------------------------

Balance, May 31, 1995 ..................................         24,636    $    25   $      1,108,612     $(1,164,637)    $ (56,000)

Common shares issued for services ......................            500         --                5            --                 5

Common shares issued as finders fee ....................         25,643           26            230            --               256

Fractional shares issued per reverse split .............          1,487            1             (1)           --              --

Net loss ...............................................           --           --             --           (21,951)        (21,951)
                                                                           -    ----    -----------     -----------     -----------

Balance, May 31, 1996 ..................................         52,266    $    52 $      1,108,846     $(1,186,588)    $   (77,690)

Net Income .............................................           --           --             --            62,706          62,706
                                                                           -    ----    -----------     -----------     -----------

Balance, May 31, 1997 ..................................         52,266    $    52 $      1,108,846     $(1,123,882)    $   (14,984)
                                                                 ======    =    ====    ===========     ===========     ===========
                                                 See notes to financial statements.



                              HYTK INDUSTRIES, INC.
                            Statements of Cash Flows
                    For the Years Ended May 31, 1997 and 1996




                                                           May 31,       May 31,
                                                            1997          1996
                                                        -----------    ---------
Cash Flows From Operating Activities
  Net income (loss) ..................................    $ 62,706     $(21,951)
  Noncash expenses included in net income (loss):
     Services paid with common stock .................        --            261
     Increase (decrease) in accounts payable
       and accrued expenses ..........................     (35,206)      21,690
                                                          --------     --------

Net cash provided by (used for)
 operating activities ................................      27,500         --
                                                          --------     --------

Cash Flows From Investing Activities

Net cash provided by (used for)
 investing activities ................................        --           --
                                                          --------     --------

Cash Flows From Financing Activities
  Repayment of note payable, related party ...........     (27,500)        --
                                                          --------     --------

Net cash provided by (used for)
 financing activities ................................     (27,500)        --
                                                          --------     --------

Increase (decrease) in cash
 and cash equivalents ................................        --           --

Cash and cash equivalents,
 beginning of year ...................................        --           --
                                                          --------     --------

Cash and cash equivalents, end of year ...............    $   --       $   --
                                                          ========     ========

Supplement Disclosures of Cash Flow Information
  Cash payments for Interest .........................    $    --      $   --
  Cash payment for Income Taxes ......................    $    --      $   --

                       See notes to financial statements.

                              HYTK INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                        Years ended May 31, 1997 and 1996

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

                  As a result of discontinued operations in both subsidiaries, the financial statements for the year ended May 31, 1997 and 1996 include only those of the parent Company, HYTK Industries, Inc.

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

Note 3.    Income Taxes

           The  provision  for  income  taxes   included  in  the   accompanying
           consolidated statements of operations differs form the statutory amount for the following:

                                                     Years Ended May 31,
                                                      1997         1996
               Income tax expense
                  at statutory federal tax rate   $   -        $      -
               Graduated tax rates                    -               -
                                                 ------------------------------
                                                  $   -        $      -
                                                 ===============================


           As of May 31, 1997, the Company had a net operating loss carryforward of approximately $33,931 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income was subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

Note 4.    Stockholders' Equity

           On September 1, 1991 the Company effected a 1-for-140 reverse stock split of its common stock and on November 1, 1995 the Company effected a 1-for-40 reverse stock split of its common stock. All reference to quantities of common stock have been adjusted to reflect both the 1991 and 1995 reverse stock splits.

           During the year ended May 31, 1988, the Company approved a stock bonus plan for its employees. The plan approved 90 shares to be set aside, 20% to be issued in the current year, and 10% yearly for eight years. During the years ended May 31, 1997 and 1996, the Company did not distribute any shares under this plan.

           On September 1, 1995, the Company entered into a Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation that provides professional business consulting services ("Canton"). Pursuant to the consulting agreement, Canton assisted the Company in restructuring its capitalization and provided related business and accounting services. As consideration, the Company issued 2,564 restricted shares of Common Stock to Park Street Investments, Inc., a Utah corporation ("Park Street"), and 23,079 restricted shares of Common Stock to A-Z Professional Consultants, Inc., a Utah corporation ("A-Z").1 In the aggregate, the Common Stock issued to Park Street and A-Z constituted 51% of the Company's then-outstanding Common Stock. Both Park Street and A-Z were designees of Canton who received their shares of Common Stock as a finder's fee for introducing the Company to Canton.

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

Note 6.    Gain on Sale of Interest in Real Estate Property

          The Company retained its interest in the sale-leaseback of the Russell Road property. This asset was not recognized on the books of the Company since it was questionable as to its value. On April 22, 1995, this interest was transferred to BeckWork LLC ("Beckwork"), whose 50% owner was then president and director of the Company. In exchange, the Company received a commitment to share in the profits derived from the eventual sale of the property by BeckWork. Such agreement was evidenced by a promissory note and a deed of trust executed by BeckWork. During early 1996, the City of Las Vegas condemned the frontage of the property by paying $57,900. The Company's share of the payment amounting to $10,000, was received by Beckwork and Beckwork paid off $10,000 of the debts directly for the Company before May 31, 1996. In July 1996, BeckWork sold the Russel Road Property. Under the terms of the April 22, 1995 agreement, the Company received $83,606 and repaid the promissory note in the amount of $70,845, thus netting $12,761 from the transaction.

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
Par Value $0.001

________________
  Wendell Hall and BonnieJean C. Tippetts are co-trustees of both the David Michael Irrevocable Trust and the Alexander Senkovski Irrevocable Trust. Neither Wendell Hall nor BonnieJean C. Tippetts has a beneficial interest in either trust.

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

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending May 31, 1997. The Company's last Form 8-K was filed on February 23, 1994 and contained unaudited financial statements for the fiscal years 1989 through 1992. This Form 8-K was filed pursuant to a consent order the Company entered with the Securities and Exchange Commission. See "Item 3 - Legal Proceedings" for more information on this consent order.

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