Form 10QSB
period 1997-08-31
HYTK INDUSTRIES INC
filed 1997-10-22
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1997.

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
     Act  of  1934  (No  fee   required)   for  the   transition   period   from
     ____________________ to _____________________.



Commission file number: 0-17371



                              HYTK INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)



             Nevada                                    88-0182808
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)




               2133 East 9400 South, Suite 151, Sandy, Utah 84093
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 944-0701
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    XX        No

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of August 31, 1997 was 52,266.


                                         Total of Sequentially Numbered Pages: 6
                                                        Exhibit Index on Page: 6

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS ..............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........   3

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................   4

         SIGNATURES ........................................................   5

         INDEX TO EXHIBITS .................................................   6

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to HYTK Industries, Inc. and its former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended August 31, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                              HYTK INDUSTRIES, INC.
                                  Balance Sheet
                                 August 31, 1997



                                                                 August 31, 1997
                                                               -----------------
ASSETS

Current Assets .............................................        $      --

Other Assets ...............................................               --
                                                                    -----------

TOTAL ASSETS ...............................................                  $
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses .................        $    15,013
                                                                    -----------

Commitments and contingencies ..............................               --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
         no share issued and outstanding ...................               --
     Common stock, par value $.001
        950,000,000 shares authorized,
         52,266 issued and outstanding .....................                 52
     Additional paid-in-capital ............................          1,108,846
     Retained earnings (deficit) ...........................         (1,123,911)
                                                                    -----------
Total Stockholders' equity .................................            (15,013)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .................        $      --
                                                                    ===========

                       See notes to financial statements.

                              HYTK INDUSTRIES, INC.
                            Statements of Operations
                 For the Quarters Ended August 31, 1997 and 1996



                                                         August 31,   August 31,
                                                            1997         1996
                                                       ------------  ----------

Revenues ...........................................         --            --
                                                         --------      --------

General and administrative expenses ................         --          20,900
                                                         --------      --------
                                                             --         (20,900)
                                                         --------      --------

Non-Operating Income (Expense)
     Gain on sale of interest in property ..........         --          83,606
     Interest expense ..............................           29          --
                                                         --------      --------

     Total none-operating income (expenses) ........           29        83,606

Net Income (loss) ..................................     $    (29)     $ 62,706
                                                         ========      ========

Earnings (loss) per share:
     Net income (loss) .............................     $  (0.00)     $   1.20
                                                         ========      ========

Weighted-average shares outstanding ................       52,266        52,266


                       See notes to financial statements.


                                                           HYTK INDUSTRIES
                                                 Statements of Stockholders' Equity
                                                           August 31, 1997




                                                          Common Stock
                                                ----------------------------------                    Retained
                                                                                   Additional          Earnings             Total
                                              Number of                             Paid In           (Deficit)        Stockholders'
                                               Shares           Par Value           Capital          Accumulated           Equity
                                          --------------    ----------------   -----------------   ----------------    -------------

Balance, May 31, 1996 .............             52,266        $        52        $ 1,108,846        $(1,186,588)        $   (77,690)

Net Income ........................               --                 --                 --               62,706              62,706
                                           -----------        -----------        -----------        -----------         -----------

Balance, May 31, 1997 .............             52,266                 52          1,108,846         (1,123,882)            (14,984)

Net Loss ..........................               --                 --                 --                  (29)                (29)
                                           -----------        -----------        -----------        -----------         -----------

Balance, August 31, 1997 ..........             52,266        $        52        $ 1,108,846        $(1,123,911)        $   (15,013)
                                           ===========        ===========        ===========        ===========         ===========


                                                 See notes to financial statements.


                              HYTK INDUSTRIES, INC.
                            Statements of Cash Flows
                 For the Quarters Ended August 31, 1997 and 1996




                                                           August 31, August 31,
                                                              1997        1996
                                                           ----------- ---------
Cash Flows From Operating Activities
     Net income (loss) .................................   $    (29)   $ 62,706
     Noncash expenses included in net income (loss):
        Services paid with common stock ................       --          --
        Increase (decrease) in accounts
         payable and accrued expenses ..................         29     (35,206)
                                                           --------    --------

Net cash provided by (used for)
   operating activities ................................       --        27,500
                                                           --------    --------

Cash Flows From Investing Activities

Net cash provided by (used for)
   investing activities ................................       --          --
                                                           --------    --------

Cash Flows From Financing Activities
     Repayment of note payable, related party ..........       --       (27,500)
                                                           --------    --------

Net cash provided by (used for)
   financing activities ................................       --       (27,500)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents .......       --          --

Cash and cash equivalents, beginning of year ...........       --          --
                                                           --------    --------

Cash and cash equivalents, end of year .................   $   --      $   --
                                                           ========    ========

Supplement Disclosures of Cash Flow Information
     Cash payments for Interest ........................   $   --      $   --
     Cash payment for Income Taxes .....................   $   --      $   --


                       See notes to financial statements.

                             HYTK INDUSTRIES, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                  FOR THE FISCAL QUARTER ENDED AUGUST 31, 1997

1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally-accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended May 31, 1997. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended May 31, 1998.

4.       Additional footnotes included by reference

         Except as indicated in Notes 1 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997. Therefore, those footnotes are included herein by reference.

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------


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

         After the transfers of U.S. Voice, Cactus Club, and Digitel, the Company's only significant asset was an interest in a parcel of commercial real estate located at 3900 West Russell Road in Las Vegas, Nevada (the "Russell Road Property"). The Company had title to the property but leased the property back to a former owner under what was intended to be a sale-leaseback arrangement. This interest in the property was assigned to the Company by an affiliate in exchange for the Company's issuance of Common Stock. From May 1992 to April 1995, the lease of this property was the only source of revenues generated by the Company.

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

         The interest in the Russell Road Property was the last material asset of the Company. The Company has not realized any cash inflow in the past five years, excepting the cash realized from the April 1996 sale of the Russell Road Property.

         Since the sale of the Russell Road Property, the Company has been searching for a viable candidate for merger or acquisition. The Company lacks any significant cash flow or assets and the Company's intent is therefore to issue shares of its common stock as consideration for any subsequent merger or acquisition. This will likely result in substantial future dilution of the current ownership interest of the Company's shareholders. If the Company effects a future merger or acquisition, it will need financing to satisfy the cash requirements of its merger/acquisition partner. The nature and extent of these requirements will depend upon the kind of business acquired by the Company. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent merger or acquisition successful. The Company intends to raise capital primarily through private offerings of its common stock and can provide no assurances that it will be able to generate sufficient capital in this manner.

         The Company has been able to satisfy many of its obligations by issuing shares of its common stock. Accordingly, the Company has been able to meet its obligations without expenditures of its cash flows. The Company intends to continue this practice, but the Company can provide no assurances that it will continue to be able to satisfy its obligations in this manner.

         The Company does not currently have any full or part time employees, aside from its remaining officer and director. The Company is substantially dependent upon that individual who has no formal compensation arrangement with the Company.

--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


     (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended August 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21TH day of October 1997.

         HYTK Industries, Inc.


          /s/Ken Kurtz
          ---------------------
           Ken Kurtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                             Date
---------                  -----                             ----
                           President and Director        October 21, 1997
/s/Ken Kurtz
-----------------
 Ken Kurtz

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