Form 10QSB
period 1997-11-30
HYTK INDUSTRIES INC
filed 1998-01-20
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1997

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act   of   1934   (No   fee   required)   for   the   transition   period   from
____________________ to _____________________



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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of November 30, 1997 was 52,266.
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

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to HYTK Industries, Inc. and its former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended November 30, 1997 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                              HYTK INDUSTRIES, INC.
                             Unaudited Balance Sheet
                                November 30, 1997


ASSETS

Current Assets .............................................        $      --

Other Assets ...............................................               --
                                                                    -----------

TOTAL ASSETS ...............................................                  $
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses .................        $    15,013
                                                                    -----------

Commitments and contingencies ..............................               --

Stockholders' Equity
     Preferred stock, par value $.001,
        50,000,000 shares authorized,
           no share issued and outstanding .................               --
     Common stock, par value $.001
        950,000,000 shares authorized,
          52,266 issued and outstanding ....................                 52
     Additional paid-in-capital ............................          1,108,846
     Retained earnings (deficit) ...........................         (1,123,911)
                                                                    -----------
Total Stockholders' equity .................................            (15,013)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................        $      --
                                                                    ===========
                  See notes to unaudited financial statements.

                              HYTK INDUSTRIES, INC.
                       Unaudited Statements of Operations
      For the Quarters and the Six Months Ended November 30, 1997 and 1996


                                                                     Quarter Ended              Six Months Ended
                                                               November 30, November 30,    November 30,    November 30
                                                                   1997        1996            1997            1996
                                                              ------------- ---------    -------------   ------------

Revenues .................................                     $          --     $   --      $   --     $     --
                                                               ---------------   --------    --------   ----------

General and administrative expenses ......                                --         --          --         20,900
                                                               ---------------   --------    --------   ----------
                                                                          --         --          --        (20,900)
                                                               ---------------   --------    --------   ----------

Non-Operating Income (Expense)
     Gain on sale of interest in property                                 --         --          --         83,606
     Interest expense ....................                                --         --            29         --
                                                               ---------------   --------    --------   ----------

     Total non-operating income (expenses)                                --         --            29       83,606

Net Income (loss) ........................                     $          --    $    --       (29)     $   62,706
                                                               ===============   ========    ========   ==========

Earnings (loss) per share:
     Net income (loss) ...................                             (0.00)      (0.00)      (0.00)         1.20
                                                               ===============   ========    ========   ==========

Weighted-average shares outstanding ......                              52,266     52,266      52,266       52,266


                        See notes to unaudited financial statements.


                                 HYTK INDUSTRIES
                  Unaudited Statements of Stockholders' Equity
                                November 30, 1997




                                                        Common Stock
                                                ----------------------------------                       Retained
                                                                                    Additional           Earnings           Total
                                                  Number of                          Paid In             (Deficit)     Stockholders'
                                                   Shares          Par Value         Capital            Accumulated         Equity
                                                --------------  ----------------   ----------------- ----------------- -------------

Balance, May 31, 1996 ..................            52,266       $        52       $ 1,108,846       $(1,186,588)       $   (77,690)

Net Income .............................              --                --                --              62,706             62,706
                                               -----------       -----------       -----------       -----------        -----------

Balance, May 31, 1997 ..................            52,266                52         1,108,846        (1,123,882)           (14,984)

Net Loss ...............................              --                --                --                 (29)               (29)
                                               -----------       -----------       -----------       -----------        -----------

Balance, November 30, 1997 .............            52,266       $        52       $ 1,108,846       $(1,123,911)       $   (15,013)
                                               ===========       ===========       ===========       ===========        ===========

                                            See  notes  to  unaudited  financial statements.

                                       F-4

                              HYTK INDUSTRIES, INC.
                       Unaudited Statements of Cash Flows
               For the Six Months Ended November 30, 1997 and 1996



                                                         Six Months Ended
                                                       November 30, November 30,
                                                            1997      1996
                                                     --------------- -----------
Cash Flows From Operating Activities
     Net income (loss) .................................   $    (29)   $ 62,706
     Noncash expenses included in net income (loss):
        Services paid with common stock ................       --          --
        Increase (decrease) in accounts
         payable and accrued expenses ..................         29     (35,206)
                                                           --------    --------

Net cash provided by (used for)
 operating activities ..................................       --        27,500
                                                           --------    --------

Cash Flows From Investing Activities

Net cash provided by (used for)
 investing activities ..................................       --          --
                                                           --------    --------

Cash Flows From Financing Activities
     Repayment of note payable, related party ..........       --       (27,500)
                                                           --------    --------

Net cash provided by (used for)
 financing activities ..................................       --       (27,500)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents .......       --          --

Cash and cash equivalents, beginning of year ...........       --          --
                                                           --------    --------

Cash and cash equivalents, end of year .................   $   --      $   --
                                                           ========    ========

Supplement Disclosures of Cash Flow Information
     Cash payments for Interest ........................   $   --      $   --
     Cash payment for Income Taxes .....................   $   --      $   --

                  See notes to unaudited financial statements.

                             HYTK INDUSTRIES, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 1997

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



         The Company was incorporated in 1982 under the name Digitel of Las Vegas, Inc. From 1982 until May 1992, the Company's primary operations involved the sale, installation, and servicing of commercial telephone systems. In 1986, the Company transferred all assets related to its primary operations to a newly formed subsidiary, Digitel, Inc., a Colorado corporation ("Digitel"). Beginning in 1989, the Company made attempts to expand its operations into other business sectors.

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

         In December 1997 and subsequent to the end of quarter, the Company approached Sharpe Capital (a broker-dealer registered with the National Association of Securities Dealers) with regard to making a market in the Company's common stock on behalf of the Company and its shareholders. On December 16, 1997, Sharpe Capital submitted an application pursuant to Section 15c2-11 of the Securities Exchange Act with the NASD to trade the Company's Common Stock on the OTC Bulletin Board. This application is currently pending.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended November 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16TH day of January 1998.

         HYTK Industries, Inc.


          /s/Ken Kurtz
           Ken Kurtz, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                Date
---------                  -----                                ----


/s/ Ken Kurtz            President and Director               January 17, 1998
---------------
 Ken Kurtz

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