Form 10QSB
period 1998-02-28
HYTK INDUSTRIES INC
filed 1998-09-02
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


(Mark One)

   [X  ]  Quarterly report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended February 28, 1998

   [   ]  Transition report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 (No fee required) for
          the transition period from ____________________ to
          _____________________

     Commission file number: 0-17371


                     HYTK INDUSTRIES, INC.

         (Name of Small Business Issuer in Its Charter)


               Nevada                   88-0182808
    State or Other Jurisdiction of  (I.R.S. Employer
    Incorporation or Organization)   Identification No.)

                2133 East 9400 South, Suite 151
                       Sandy, Utah 84093
        (Address of Principal Executive Offices)(Zip Code)

                         (801) 944-0701
         (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    XX      No

The number of shares outstanding of Registrant's common stock
($0.001 par value) as of February 28, 1998 was 52,266. As of March 22, 1998 the number of shares outstanding of Registrant's common stock ($0.001 par value) was 2,052,266.

              Total of Sequentially Numbered Pages:      10
                             Exhibit Index on Page:      10

                       TABLE OF CONTENTS


                             PART 1


ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION . . . . . . . . . . . . . . . . . . . . . . .3


                            PART II

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . .7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .8

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .9

    INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . 10

                     HYTK INDUSTRIES, INC.
                    Unaudited Balance Sheet
                       February 28, 1998


ASSETS

Current Assets ......................        $      --

Other Assets ........................               --
                                               -----------

TOTAL ASSETS ........................        $      --
                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable and
    accrued expenses ...............        $    15,013
                                               -----------

Commitments and contingencies .......               --

Stockholders' Equity
     Preferred stock, par value $.001,
     50,000,000 shares authorized,
     no shares issued and
    outstanding ....................               --

     Common stock, par value $.001
     950,000,000 shares authorized,
     52,266 issued and outstanding ..               52

     Additional paid-in-capital .....          1,108,846
     Retained earnings (deficit) ....         (1,123,911)
                                              -----------
    Total Stockholders' equity .....            (15,013)
                                              -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY ................        $      --
                                              ===========

          See notes to unaudited financial statements.

                      HYTK INDUSTRIES, INC.
               Unaudited Statements of Operations
          For the Quarters and the Nine Months Ended
                   February 28, 1998 and 1997


                        Quarter Ended       Nine Months Ended
                        February 28,        February 28,
                        1998       1997     1998        1997
                        ---------- -------- ----------  --------

Revenues.................$   --      $  --   $   --      $  --

                         ---------- --------  ---------  --------

General and
administrative expenses..    --         --       --       20,900
                         ---------- --------- ---------  --------
                             --         --       --      (20,900)
                         ---------- --------- ---------  --------
Non-Operating
Income/(Expense)

    Gain on sale of
    interest in
    property...........     --         --       --       83,606

     Interest expense ..     --         --       29         --
                         ---------- --------- ---------  --------

  Total non-operating
  Income/Expenses)......     --         --       29       83,606

Net Income/Loss) ....... $   --      $  --      (29)    $ 62,706
                         ========== ========== ========  ========

Earnings/(Loss)
per share:
Net income/loss) .......   (0.00)     (0.00)    (0.00)     1.20
                         ========== ========== ========  ========

Weighted-average shares
outstanding ............   52,266     52,266    52,266    52,266


          See notes to unaudited financial statements.

                     HYTK INDUSTRIES, Inc.
          Unaudited Statements of Stockholders' Equity
                       February 28, 1998




              Common Stock
              ------------
                Total            Additional Retained    Stock-
                Number    Par    Paid In    Earnings    holders
               of Shares  Value  Capital   (Deficit)    Equity
               ---------- ----- ---------- ----------- ----------
Balance,
May 31,
1996 ........  52,266     $ 52  $1,108,846 $(1,186,588)$ (77,690)

Net Income ..    --         --      --          62,706    62,706
               ---------- ----- ----------- ----------- ---------

Balance,
May 31,
1997 ........  52,266       52   1,108,846  (1,123,882)  (14,984)

Net Loss ....    --         --      --             (29)      (29)
               ----------- ----  ----------- ----------- --------

Balance,
February 28
1998.........  52,266    $  52   1,108,846   (1,123,911) (15,013)

               =========== ====  =========== =========== ========



        See  notes  to  unaudited  financial statements.

                     HYTK INDUSTRIES, INC.
               Unaudited Statements of Cash Flows
    For the Nine Months Ended -- February 28, 1998 and 1997

                                      Nine Months Ended
                                      February 28, February 28,
                                       1998         1997
                                      -----------  -----------
Cash Flows From Operating Activities
    Net income/(Loss) .............   $       (29) $   62,706

    Noncash expenses included in
    net income/(Loss):
       Services paid with
       common stock ...............            --       --

       Increase/(Decrease)
       in accounts payable
       and accrued expenses .......            29     (35,206)
                                       ------------ -----------
  Net cash provided by (used for)
  Operating Activities .............            --      27,500
                                       ------------ -----------
Cash Flows From Investing Activities
  Net cash provided by (used for)
  Investing Activities .............            --       --
                                       ------------ -----------
Cash Flows From Financing Activities
    Repayment of note payable,
    related party .................            --     (27,500)
                                       ------------ -----------
  Net cash provided by (used for)
  Financing Activities .............            --     (27,500)
                                       ------------ -----------
Increase/decrease) in cash and
cash equivalents ...................            --       --

Cash and cash equivalents,
Beginning of year ..................            --       --
                                       ------------ ------------
Cash and cash equivalents,
End of year ........................   $        --  $    --
                                       ============ ============
Supplement Disclosures of
Cash Flow Information
     Cash payments for Interest ....   $        --  $    --
     Cash payment for Income Taxes .   $        --  $    --


          See notes to unaudited financial statements.

                      HYTK INDUSTRIES, INC.
 NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
         FOR THE FISCAL QUARTER ENDED FEBRUARY 28, 1998

1.       Basis of Presentation

     The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally-accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended May 31,1997. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended May 31, 1998.

2.       Additional footnotes included by reference

     Except as indicated in Notes 1 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997. Therefore, those footnotes are included herein by reference.

                             PART I



 ITEM 1.  FINANCIAL STATEMENTS



    Unless otherwise indicated, the term "Company" refers to HYTK Industries, Inc. and its former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended February 28, 1998 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.



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

    Since the sale of the Russell Road Property, the Company has been searching for a viable candidate for merger or acquisition. The Company lacks any significant cash flow or assets and the Company's intent is therefore to issue shares of its common stock as consideration for any subsequent merger or acquisition. This will likely result in substantial future dilution of the current ownership interest of the Company's shareholders. If the Company effects a future merger or acquisition, it may need financing to satisfy the cash requirements of its merger/acquisition partner. The nature and extent of these requirements will depend upon the kind of business acquired by the Company. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent merger or acquisition successful. The Company intends to raise capital primarily through private offerings of its common stock and can provide no assurances that it will be able to generate sufficient capital in this manner.

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

    In December 1997, the Company approached Sharpe Capital (a broker-dealer registered with the National Association of Securities Dealers) with regard to making a market in the Company's common stock on behalf of the Company and its shareholders. On

December 16, 1997, Sharpe Capital submitted an application pursuant to Section 15c2-11 of the Securities Exchange Act with the NASD to trade the Company's Common Stock on the OTC Bulletin Board. This application has been withdrawn until the Company can first engage in a merger with an operating entity.

    In an effort to expedite a successful reorganization, the Company executed a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street") on March 5, 1998.
Park Street is a Utah corporation which specializes in assisting clients to prepare for mergers, acquisitions or business combinations. Ken Kurtz is the President and sole shareholder of Park Street, as well as, the President and sole Director for the Company.

     According to the Agreement, Park Street will assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, the Agreement states that Park Street will actively pursue, negotiate and structure a merger or business combination with a third party
on behalf of the Company.   Park Street also agrees to pay for all
of the costs associated with these responsibilities up until the
time the Company has been reorganized with another entity.   In
return, the Company agreed to immediately issue 2,000,000 restricted shares of its Common Stock to Park Street.
Additionally, Park Street shall be entitled to additional shares of common stock of the Company upon completion of a reorganization in an amount whereby such issuance with give Park Street an ownership position in the combined entity of up to 10% of the total issued and outstanding shares of the Company after a successful reorganization. For more information about this Agreement, see
Exhibit 10(i)(a) of this report, "Financial Consulting Agreement."

    On March 5, 1998 the Company authorized the issuance of 2,000,000 restricted shares of its common stock to Park Streets Investments, Inc. The issuance of these shares has resulted in a change in control of the Company. Park Street currently owns 2,002,565 shares of the Company's common stock, which constitutes 97% of the shares issued and outstanding.

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

 ITEM 5.  OTHER INFORMATION



    On March 5, 1998 the Company authorized the issuance of
2,000,000 restricted shares of its common stock to Park Streets
Investments, Inc. , pursuant to the Financial Consulting Agreement
between the Company and Park Street dated March 5, 1998.   For more
information on this agreement, see "Item 2 - Management's
Discussion and Analysis or Plan of Operation."

    The issuance of these shares has resulted in a change in control of the Company. Current control percentages are detailed in the table below.


                                            Amount and
                                            Nature of
    Title of       Name and Address of      Beneficial     % of
    Class          Beneficial Owner         Ownership      Class
    --------       -----------------------  ------------   -----

    Common         Ken Kurtz                2,002,565       97%
    Stock,         2133 East 9400 South
    Par Value      Suite 151
    $0.001         Sandy, Utah 84093

    Common         Officers and Directors   2,002,565       97%
    Stock,         as a Group
    Par Value
    $0.001


     These shares are owned by Park Street Investments, Inc. a Utah corporation of which Ken Kurtz is the only officer and director.

Before the March 5, 1998 issuance, control of the company was as follows:


                                            Amount and
                                            Nature of
    Title of       Name and Address of      Beneficial     % of
    Class          Beneficial Owner         Ownership      Class
    --------       -----------------------  ------------   -----

    Common         Wendell Hall             23,078         44.2%
    Stock,         Trustee
    Par Value      5519 Rawls Road
    $0.001         Tampa, Florida 33625

    Common         Alexander Senkovski      11,539         22.1%
    Stock,         Irrevocable Trust
    Par Value      5519 Rawls Road
    $0.001         Tampa, Florida 33625

    Common         David Michael            11,539         22.1%
    Stock,         Irrevocable Trust
    Par Value      5519 Rawls Road
    $0.001         Tampa, Florida 33625

    Common         Gordon Beckstead         5,373          10.3%
    Stock,         6244 Elmira Cir
    Par Value      Englewood, Colorado 80111
    $0.001

    Common         Ken Kurtz                2,565           4.9%
    Stock,         2133 East 9400 South
    Par Value      Suite 151
    $0.001         Sandy, Utah 84093

    Common         Officers and Directors   2,565           4.9%
    Stock,         as a Group
    Par Value
    $0.001

  Wendell Hall and BonnieJean C. Tippetts are co-trustees of both the David Michael Irrevocable Trust and the Alexander Senkovski
Irrevocable Trust. Neither Wendell Hall nor BonnieJean C. Tippetts has a beneficial interest in either trust.

  These shares are owned by Park Street Investments, Inc., a Utah corporation of which Ken Kurtz is the only officer and director.




 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits.  Exhibits required to be attached by Item
    601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended February 28, 1998.

                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28TH day of August 1998.

    HYTK Industries, Inc.

    /s/
    Ken Kurtz, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                    Date

/s/
______________________  President and Director   August 28,1998
Ken Kurtz

                      INDEX TO EXHIBITS

Exhibit  Page  Description
No.      No.

3(i)     *     The Company's Articles of Incorporation
               (incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form
               S-18, Registration No. 2-99737-LA ).

3(ii)    *     The Company's Bylaws, as amended  (incorporated
               herein by reference to the Exhibits to the Company's Registration Statement on Form S-18,
               Registration No. 2-99737-LA).

                       MATERIAL CONTRACTS

10(i)(a) *     March 5, 1998 Consulting Agreement executed by
               and between the Company and Park Street
               Investments, Inc.(incorporated herein by reference to the Company's Form 10-QSB for quarter ended November 30, 1998).

10(i)(b) *     September 1, 1995 Consulting Agreement executed
               by and between the Company and Canton Financial
               Services Corporation (incorporated herein by reference to the Company's Form 10-KSB for fiscal year ended May 31, 1992).

10(i)(c) *     April 22, 1995 Deed of Trust executed by
               BeckWork, LLC. for the benefit of the Company
               (incorporated herein by reference to the Company's Form 10-KSB for fiscal year ended May
               31, 1992).

10(i)(d) *     May 20, 1992 Asset Purchase Agreement executed by
               and between the Company and Western
               Communications (incorporated herein by reference to the Company's Form 10-KSB for fiscal year ended May 31, 1992).

10(i)(e) 11    April 1, 1997 Mutual Agreement to Terminate
               Consulting Agreement executed by and between the Company and Canton Financial Services
               Corporation.

                     FINANCIAL DATA SCHEDULE

27(i)    14    Financial Date Sechedule (submitted
               electronically to the Securities and Exchange
               Commission for its information.)