Form 10KSB
period 1998-05-31
HYTK INDUSTRIES INC
filed 1998-09-11
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)

     [X ] Annual report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended May 31, 1998.

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

The issuer had no revenues for the year ended May 31, 1998.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 31, 1998 was $0.00, because the Company's Common Stock was not traded on a stock market or quotation system.

The number of shares outstanding of the issuer's common stock as of August 31, 1998 was 2,052,266.


                Total of Sequentially Numbered Pages:   16
                               Exhibit Index on Page:   16

                       TABLE OF CONTENTS

                             PART I

 ITEM 1.  DESCRIPTION OF BUSINESS...............................4

 ITEM 2.  DESCRIPTION OF PROPERTY...............................7

 ITEM 3.  LEGAL PROCEEDINGS.....................................7

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...7

                            PART II

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS...............................................7

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.............................................8

 ITEM 7.  FINANCIAL STATEMENTS..................................9

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........10

                            PART III

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT.....................................10

 ITEM 10. EXECUTIVE COMPENSATION...............................11

 ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS..............12

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......13

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................14

          SIGNATURES...........................................15

          INDEX TO EXHIBITS....................................16

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

    Unless the context indicates otherwise, the term "Company" shall hereinafter refer to HYTK Industries, Inc., a Nevada corporation and its predecessors and subsidiaries.

    The Company was originally incorporated on July 12, 1982 under the name of Digitel of Las Vegas, Inc. as a telephone equipment servicing and maintenance company. On May 15, 1987, the Company changed its name to HYTK Industries, Inc.

    Since 1992 the Company's only asset was a minor interest in an office complex in Las Vegas which was sold on July 23, 1996. Since this date, the Company has had no operations other than to seek a business combination with a viable business entity (For more information about the Company's past business developments including its interest in the Las Vegas property, please refer to previous reports filed by the Company with the Securities and Exchange Commission which are incorporated herein by reference).

    Over the past three fiscal years, the Company has undergone changes in control in management and has hired various consultants to assist with its revival and in its plan to combine with an operating entity. However, to date, the Company has been unsuccessful. The Company has lacked resources and cash flow to attract quality personnel for assistance (For more information about the Company's past consultants and actions taken therewith, please refer to previous reports filed by the Company with the Securities and Exchange Commission which are incorporated herein by reference).

    On March 5, 1998, in an effort to facilitate a business combination in light of the Company's lack of resources, the Company executed a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street"). Park Street is a Utah Corporation 100% owned by Ken Kurtz, the Company's President, majority shareholder and director. This agreement was filed as an exhibit to the Company's report on form 10-QSB dated November 30, 1997 with the Securities and Exchange Commission and is incorporated herein by reference.

    According to the Agreement, Park Street has agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street is to actively pursue, negotiate and structure a merger or business combination with a third party on
behalf of the Company.   Park Street has also agreed to pay for the
costs associated with these responsibilities until the Company effects a business combination with another entity. As consideration for its services and payment of the Company's costs, the Company's board agreed to immediately issue 2,000,000 restricted shares of its Common Stock to Park Street at par value of $.001, or $2,000. See Item (12) "Certain Relationships and Related Transactions" for more information on this Agreement.

    On August 3, 1998 Park Street received a deposit of $20,000 from representatives of an oil and gas concern towards a finder fee which would be payable to Park Street in the event an ultimate business combination involving the Company and the oil and gas concern can be effected. See Item (12) "Certain Relationships and Related Transactions" for more information on this Agreement.

    Currently, the Company and the oil and gas concern are in negotiations with regards to a possible business combination. However, because of the Company's lack of resources, no assurances can be given that the Company will consummate this transaction or ever successfully engage in any profitable endeavor.

Business of Issuer

    For many years, the Company has remained dormant without any operations or significant assets. The last operational activity of any significance was the sale of the Las Vegas Property in 1996, for which the Company only had a minor interest. See Item (1) "Business Development" for more information.

    The Company's current business plan involves finding a suitable merger or acquisition candidate that can provide the Company with a basis for successful operations. The Company's management -- through Park Street, its consultant, is in the process of prospecting for, interviewing and performing the necessary due diligence to structure a successful merger or acquisition. However, there can be no assurances that the Company will be able to negotiate a business combination or if such a business combination is achieved, that it will be profitable, worthwhile or sustainable. The Company does not currently produce any goods or provide any services. Nor does the Company have any full or part time employees, aside from its officer and director.

    To operate, the Company is currently relying solely on the resources provided by Park Street in accordance with its consulting agreement with Park Street. For more information about this
agreement, see Item (1) "Description of Business   Business
Development" and Item (12) "Certain Relationships and Related
Transactions".

    The environment for the Company's current activities of searching for a suitable candidate with which to combine is highly competitive. There are thousands of companies seeking to merge with or acquire viable operating entities. It can be assumed that most, if not all of these companies have substantially more resources than the Company. The Company competes based on its large base of existing shareholders and its status as a reporting Company under the 1934 Securities and Exchange Act, as amended. However, the Company has no other resources to offer a potential target other than its stock. Additional issuance of its common stock would result in substantial dilution to the Company's existing shareholders.

    While the Company's current primary business focus is its search for a suitable candidate with which to combine, its business focus could ultimately change. To the extent that the Company is successful in combining with a viable operating entity, its business would likely become that of the target company.

    Currently, the Company is in negotiations with an oil and gas concern with regards to a possible business combination.

    The Company believes that a business combination with the oil and gas concern could provide substantial long term growth and stability to the Company, although no such assurances can be given.

    To the extent the Company is successful with a business combination with an oil and gas concern, the Company's business focus would be in the oil and gas industry.

    While an agreement on exact terms has not been reached, it is likely that such a business combination would result in issuance of a large number of shares of the Company's common stock which would result in substantial dilution to the Company's current shareholders.

    Any business combination would be subject to, among other things, a definitive agreement; board approval from various entities involved, and shareholder approval from the shareholders of the oil and gas concern. The Company anticipates forming a wholly owned subsidiary for the purpose of combining with the oil and gas concern. Because the transaction would be structured through this subsidiary, the Company does not anticipate needing approval from the Company's shareholders.

    While the Company is in late stages of negotiations for the business combination, there are no assurances that such combination will ultimately occur or that if it does, that it will result in an increase in shareholder value. More information about any business combination and details will be reported by the Company on Form 8-K pending completion of any such business combination.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company does not currently own any real property. The Company currently operates from the offices of its President who pays for all administrative expenses of the Company through his consulting Company, Park Street, in accordance with the consulting agreement between the Company and Park Street dated March 5, 1998. For more information about this agreement, see Item (12) "Certain Relationships and Related Transactions".

    In the event of a business combination by the Company with an operating entity, the Company might own property in the future.

ITEM 3.  LEGAL PROCEEDINGS

    Management is not aware of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                            PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    The Company's Common Stock is not traded or quoted over-the-counter or on any exchange, nor has it for many years. However, the Company intends to attempt to have the Company's securities listed on the NASD OTC Bulletin Board pending a combination with a viable business entity.

Record Holders

    There are 950,000,000 shares of the Company's $.001 par value Common Stock authorized for issuance and 50,000,000 shares of the Company's $.001 par value Preferred Stock authorized for issuance. As of August 31, 1998, there were 2,052,266 shares of the Company's $.001 par value Common Stock issued and outstanding, held by approximately 2,008 record holders. There were no shares of the Company's $.001 par value Preferred Stock issued or outstanding.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    For many years, the Company has remained dormant without any operations or significant assets. The last operational activity of any significance was the sale of the Las Vegas Property in 1996, for which the Company only had a minor interest (For more information about the Company's past business developments, please refer to previous reports filed by the Company with the Securities and Exchange Commission which are incorporated herein by reference).

    The Company's current business plan involves finding a suitable merger or acquisition candidate that can provide the Company with a basis for successful operations. The Company does not currently produce any goods or provide any services. Nor does the Company have any full or part time employees, aside from its officer and director. The Company has no assets or resources to support itself. However, the Company recently signed a consulting agreement with Park Street - a company controlled by the Company's current president and director. Under the agreement, Park Street has agreed to pay the Company's expenses and support the Company's administrative needs until it is able to combine with another
entity.   For more information about this agreement, see Item (1)
"Description of Business   Business Development" and Item (12)
"Certain Relationships and Related Transactions".

    The Company is currently negotiating potential mergers or acquisitions. However, as of the date of this filing, no definitive agreements have been reached. The Company has not realized any cash inflow/ or revenue in the past five years, excepting the cash realized from the July 23, 1996 sale of the Company's minor interest in the Las Vegas property. The Company hopes that it can engage in an acquisition or merger with an entity that will provide the Company with revenue from operations. Since the Company no longer has any significant assets, any merger or acquisition that the Company ultimately effects will involve the issuance of the Company's Common Stock. Such an exchange of the Company's Common Stock would substantially dilute the existing ownership position of the Company's current shareholders. If the Company effects a future merger or acquisition, it may need financing to satisfy the cash requirements of its merger/acquisition partner. The nature and extent of these requirements will depend upon the kind of business acquired by the Company. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent merger or acquisition successful. A merger or acquisition will also likely result in the Company's recruitment of additional employees (For more information on these developments see Item (1) "Description of Business").

ITEM 7.  FINANCIAL STATEMENTS

    Please see the accompanying financial statements attached as pages F-1 through F-10.
















            [This space was intentionally left blank]

Sellers & Associates
CERTIFIED PUBLIC ACCOUNTANT                  Fax (801) 627-1639
378 Harrison Blvd., Suite 101                Ph  (801) 621-8128
Ogden, Utah 84403

INDEPENDENT PUBLIC ACCOUNTANT'S REPORT

Board of Directors
HYTK Industries, Inc.
Sandy, Utah

We have audited the accompanying balance sheets of HYTK Industries, Inc. as of May 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYTK Industries, Inc. as of May 31,1998 and the results of its operations and its cash flows for the years ended May 31,1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statement have been presented assuming the Company were a going concern. The Company disposed of substantially all of its assets. As discussed in Note 5 to the financial statements, the Company is not generating revenue and is
not a going concern.   The financial  statements do not include any
adjustments that might otherwise be required.




September 10, 1998

                     HYTK INDUSTRIES, INC.
                         Balance Sheet
                         May 31, 1998


ASSETS

Current Assets ......................        $      --

Other Assets ........................               --
                                               -----------

TOTAL ASSETS ........................        $      --
                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable and
    accrued expenses ...............        $    15,013
                                               -----------

Commitments and contingencies .......               --
                                               -----------
Stockholders' Equity (Deficit)
     Preferred stock, par value $.001,
     50,000,000 shares authorized,
     no shares issued and
    outstanding ....................                --

     Common stock, par value $.001
     950,000,000 shares authorized,
     2,052,266 issued and outstanding              2,052

     Additional paid-in-capital .....          1,108,846
     Retained earnings (deficit) ....         (1,125,911)
                                              -----------
    Net Stockholders' equity (Deficit)          (15,013)
                                              -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY ................        $      --
                                              ===========








               See notes to financial statements.

                      HYTK INDUSTRIES, INC.
                    Statements of Operations
           For the Years Ended May 31, 1998 and 1997



                                             May 31,     May 31,
                                              1998        1997
                                            ----------  --------

Revenues....................................$    --    $    --

                                            ----------  --------

General and administrative expenses.........  (2,000)   (20,900)
                                            ----------  --------
                                                 --     (20,900)
                                            ----------  --------
Non-Operating Income (Expense)

    Gain on sale of interest in property...      --      83,606

    Interest (Expense).....................      (29)       --
                                            ----------  --------
    Total non-operating Income/Expenses)...      (29)    83,606
                                            ----------  --------

Net Income (Loss)...........................  (2,029)   $62,706
                                            ==========  ========

Earnings (Loss) per share:
Net income (Loss) ..........................   (0.00)      1.20
                                            ==========  ========

Weighted-average shares outstanding ........   528,978    52,266
                                            ==========  ========














               See notes to financial statements.

                      HYTK INDUSTRIES, Inc.
               Statements of Stockholders' Equity
               Years Ended May 31, 1998 and 1997


                Common Stock
              ----------------                          Stock-
                Total          Additional  Retained     holders
                Number    Par   Paid In    Earnings     Equity
               of Shares  Value  Capital    (Deficit)  (Deficit)
               ---------- ----- ---------- ----------- ----------
Balance,
May 31,
1996 ........  52,266     $ 52  $1,108,846 $(1,186,588) $(77,690)

Net Income ..  --          --     --            62,706    62,706
               ---------- ----- ----------- ----------- ---------
Balance,
May 31,
1997 ........  52,266       52   1,108,846  (1,123,882)  (14,984)

Issuance of
Stock for
Services.....  2,000,000  2,000    --             --       2,000

Net (Loss)...  --          --      --           (2,029)   (2,029)
               ---------- ----- ------------ ----------- --------
Balance,
May 31
1998......... 2,052,266 $2,052 $1,108,846  $(1,125,911) $(15,013)
               ========== ===== ============ =========== ========



















              See  notes  to  financial statements.

                      HYTK INDUSTRIES, INC.
                    Statements of Cash Flows
           For the Years Ended May 31, 1998 and 1997

                                        May 31,      May 31,
                                          1998         1997
                                      -----------  -----------
Cash Flows From Operating Activities
    Net income (Loss) .............   $    (2,029) $   62,706

    Noncash expenses included in
    net income (Loss):
       Services paid with
       common stock ...............         2,000       --

       Increase (Decrease)
       in accounts payable
       and accrued expenses .......            29     (35,206)
                                       ------------ -----------
  Net cash provided by (used for)
  Operating Activities .............           --      27,500
                                       ------------ -----------
Cash Flows From Investing Activities
  Net cash provided by (used for)
  Investing Activities .............           --       --
                                       ------------ -----------
Cash Flows From Financing Activities
    Repayment of note payable,
    related party .................            --     (27,500)
                                       ------------ -----------
  Net cash provided by (used for)
  Financing Activities .............           --     (27,500)
                                       ------------ -----------
Increase (decrease) in cash and
cash equivalents ...................           --       --

Cash and cash equivalents,
Beginning of year ..................           --       --
                                       ------------ ------------
Cash and cash equivalents,
End of year ........................   $       --  $    --
                                       ============ ============
Supplemental Disclosures of
Cash Flow Information
     Cash payments for Interest ....   $       --  $    --
     Cash payment for Income Taxes .   $       --  $    --




               See notes to financial statements.

HYTK INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Years ended May 31, 1998 and 1997

Note 1.   Nature of Business and Significant Accounting Policies

          The Company's operations were in the telecommunications industry specializing in the sales, installations and maintenance of telephone systems.

          A summary of the Company's significant accounting policies follows:

          Principles of consolidation:

               HYTK Industries, Inc. was formerly known as Digitel of Las Vegas, Inc. On May 15, 1987, the Company changed its name to HYTK Industries, Inc. On June 1, 1987, the Company's interconnect operations were transferred to a wholly-owned subsidiary formed by the Company, Digitel, Inc. HYTK Industries, Inc. acted only as a holding company for its subsidiaries.

               US Voice Corporation, a wholly-owned subsidiary of the Company, was incorporated on January 12,1989 to sell voice mail equipment and to lease voice mail boxes on a monthly basis. On October 1, 1989, operations of US Voice Corporation were discontinued.

               Ditigel, Inc. operated in the telecommunications industry, specializing in the sales, installation and maintenance of telephone and voice mail systems. On June 30, 1992, operations of Ditigel, Inc. were discontinued.

               As a result of discontinued operations in both subsidiaries, the financial statements for the year ended May 31, 1998 and 1997 include only those of the parent Company, HYTK Industries, Inc.

          Earnings per share data:

               Earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the year.

HYTK INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Years ended May 31, 1998 and 1997

Note 2.   Notes Payable, Related Party

          During the year ended May 31, 1991, an officer/director of the Company advanced the Company $25,000. The advance accrued interest at the rate of 10 percent per annum and principal and interest were due November 30, 1992; however, due to lack of funds, the Company was not able to repay the loan as scheduled. The Company accrued interest at 10 percent per annum until the note was paid in August 1996.

Note 3.   Income Taxes

          The provision for income taxes included in the accompanying consolidated statements of operations differs from the statutory amount for the following:

          Years Ended May 31,
                                              1998      1997
          Income tax expense at
           statutory federal tax rate       $   -     $   -
          Graduated tax rates                   -         -
                                        -------------------------
                                            $   -     $   -
                                        =========================

          As of May 31, 1998, the Company had a net operating loss carryforward of approximately $35,960 potentially available to offset future taxable income. However, the Company's ability to utilize such losses to offset future taxable income was subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

Note 4.   Stockholders' Equity (Deficit)

          The Company has had virtually no revenues, income or cash flow for over six years. Currently, the Company has no assets or resources with which to operate. Without assistance, it would have been highly probable that the Company would have remained dormant and been eventually dissolved by state corporate proceedings.

          The Company's current president believed that the Company, if revived and restructured, could be a potential candidate with which a viable operating entity

HYTK INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Years ended May 31, 1998 and 1997

          could combine. The Company has a base of shareholders and is a reporting Company under the Securities and Exchange Act of 1934, as amended. As such, the Company has some characteristics attractive to a potential candidate.

          Because the Company had no assets or resources to compensate or induce personnel to assist it with such a program, the Company entered into a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street") on March 5, 1998. Park Street is a Utah Corporation 100% owned by Ken Kurtz, the Company's President, majority shareholder and director.

          According to the Agreement, Park Street has agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street is to actively pursue, negotiate and structure a merger or business combination with a third party on behalf of the
          Company.   Park Street has also agreed to pay for the
          costs associated with these responsibilities until the Company effects a combination with another entity.

          As consideration for its services and payment of the Company's costs therewith, the Company's board agreed to immediately issue 2,000,000 restricted shares of its common stock to Park Street at par value of $.001, or
          $2,000.    Also according to the Agreement, Park Street
          shall be entitled to as much as 10% of the total issued and outstanding shares of the Company after a business combination. Park Street shall also be entitled to any cash consideration it can negotiate from a potential business entity.

          Because the exact number of shares to be outstanding after a business combination is currently unknown and because the exact percentage of ownership that Park Street is entitled to will be subject to negotiations between the Company, Park Street, and a potential target Company, the actual number of shares to be owned by Park Street will be modified by mutual agreement by the parties involved. Moreover, the amount of cash that Park Street is to receive is also subject to negotiations and is currently unknown. In no event, shall Park Street's ownership percentage exceed more than 10% of the total

HYTK INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Years ended May 31, 1998 and 1997

          outstanding shares of the Company after a business combination.

          This agreement resulted in a change in control of the Company giving Park Street 97% control of the Company's common stock. This stock issuance is not deemed to be at arms length.

Note 5.   Going Concern

          The Company has ceased operations and disposed of all of its assets and is now inactive. Consequently, it is not a going concern. Unless additional funds and business activity come into the Company, it will remain inactive.

Note 6.   Gain on Sale of Interest in Real Estate Property

          For many years, the Company had retained a minor interest in certain real property located in Las Vegas, Nevada. This asset was not recognized on the books of the Company until the final sale, since it was questionable as to its value. During early 1996, the City of Las Vegas condemned the frontage of the property by paying $57,900. The Company's share of the payment, amounting to $10,000, was received by Beckwork & Co. a company controlled by the Company's previous President. Beckwork paid off $10,000 of debts directly on behalf of the Company before May 31,1996. In July 1996, the property that the company held an interest in was sold. The Company received $83,606 in proceeds from this sale. Of this, $40,000 was paid to
          Gordon Beckstead - the Company's previous President   in
          full payment of a note; $17,883 was paid to Gordon E. Beckstead Associates, Inc., as repayment for advancements made on behalf to the Company including the repayment of legal fees; $12,962 was paid to the Law Offices of Fay M. Matsukage in settlement of legal services performed on behalf of the Company. Gordon Beckstead was the Company's previous President and director. Ms. Matsukage served as the Company's corporate counsel for over 10 years and is the wife of Gordon Beckstead. The Company's current board of directors, none of whom were interested parties to these transactions, ratified the Company's payment of these debts. The balance of $12,761 was paid to a previous consulting firm of the Company's for services rendered in connection with Company
          administration.    Mr. Kurtz, the Company's President,

HYTK INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Years ended May 31, 1998 and 1997

          ultimately received approximately $1,276 of this amount as an employee of one of the Company's previous consultants at the time.

Note 7.   Related Party Transactions

          Related party transactions are discussed in Note 2 "Notes Payable, Related Party", Note 4 "Stockholders Equity" and
          Note 6 "Gain on Sale of Interest in Real Estate
          Property".

Note 8.   Subsequent events

          On August 3, 1998 Park Street received a deposit of $20,000 from representatives of an oil and gas concern towards a finder fee which would be paid in the event of an ultimate business combination involving the Company and the oil and gas concern. Currently, the Company and the oil and gas concern are in negotiations with regards to a possible business combination.

          The Company believes that a business combination with the oil and gas concern could provide substantial long term growth and stability to the Company.

          While an agreement on exact terms has not been reached, it is likely that such a business combination could result in issuance of a large number of shares of the Company's common stock which could result in substantial dilution to the Company's current shareholders.

          A business combination would be subject to, among other things, a definitive agreement, board approval from various entities involved, and shareholder approval from
          the companies being combined.   The Company anticipates
          forming a wholly owned subsidiary for the purpose of a business combination with the oil and gas concern.

          While the Company is in the late stages of negotiations for a business combination, there are no assurances that such business combination will ultimately occur or that if it did occur, there are no assurances that it will result in an increase in shareholder value. More information about any plan of business combination will be reported by the Company on Form 8-K which would be filed with the Securities and Exchange Commission pending completion of any such business combination.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal years 1989 to 1991, Mitchell, Londer & Company served as the Company's principal auditors. In September 1995, the Company's principal offices moved from Denver, Colorado to Salt Lake City, Utah. In conjunction with this move, the Company terminated its relationship with Mitchell, Londer & Company. This decision was based on the Company's relocation and the Company had no disagreements with its former accountant with respect to accounting principles or practices, financial statement disclosure, or auditing scope and procedures at the time of the
dismissal.    More information about Mitchell, Londer & Company can
be found in the Company's 1997 report on Form 10-KSB, which is incorporated herein by reference.

      On June 27, 1996, the Company retained Sellers & Company as its principal accountant to facilitate its move to Utah. The Company did not consult with Sellers & Company regarding the application of accounting principles, type of audit opinion, or any other matters outlined in Item 304(a)(2) of Regulation S-B under the Securities Exchange Act of 1934. Sellers & Company has audited the Company's financial statements for the fiscal years 1989-1998. None of the auditor's reports prepared by Sellers & Company contained an adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. The report did, however, contain an explanatory paragraph stating that due to recurring losses there was "substantial doubt about [the Company's] ability to continue as a going concern."


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

Directors and Executive Officers:

     Ken Kurtz, age 31, was appointed as the Company's president and director on September 5, 1995. Mr. Kurtz is currently the only officer and director of the Company. Mr. Kurtz has over twelve
years experience in the securities industry.   Over the past five
years, most of his activities have been involved in consulting with public and private companies on mergers, recapitalizations and other business combinations. Mr. Kurtz is, and has been since February 1992, the president, sole director and sole shareholder of Park Street Investments, Inc., a Utah corporation and the Company's largest shareholder. Additionally, Mr. Kurtz has served on the board of directors and as an officer of several publicly held companies including Hamilton Exploration Co., Inc. in 1995.

Currently Mr. Kurtz holds no other directorships with other reporting companies.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant under Rule 16a-3(e) during the fiscal year preceding the filing of this Form 10-KSB, the Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner except those listed in this subsection.

     On March 5, 1998 the Company authorized the issuance of 2,000,000 restricted shares of its common stock to Park Street.
For more information about this agreement, see Item (12) "Certain Relationships and Related Transactions". This issuance obligated Park Street to file a Form 4 pursuant to the Securities Exchange Act of 1934, as amended ("Form 4") within 10 days following the end of the month in which the issuance occurred. As such, the Form was to be filed on April 10, 1988. It was filed April 14, 1998 and was therefore not filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 1998, 1997 and 1996. The following table provides summary information for the years 1998, 1997 and 1996 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of Ken Kurtz, the Company's current president and director and Gordon Beckstead, the Company's previous president and director.

                                            Long Term
                                           Compensation
                                        ------------------
                    Annual Compensation Awards    Payouts   Other
                    ------------------- --------- --------  -----
                                                  Securities
Name and                                Restricted Underlying
Principal/   Year   Salary Bonus   Other Stock     Options  All
Position     199-   ($)    ($)     ($)   Awards   ($)SAR  ($)Other
-----------------   ------ ------  ---- --------- --------  -----

Ken W.(1)      8    -0-    -0-     -0-    -0-       -0-       -0-
Kurtz          7    -0-    -0-     -0-    -0-       -0-       -0-
President,     6    -0-    -0-     -0-    -0-       -0-       -0-
Secretary
& Director

Gordon         6    -0-    -0-     -0-    -0-       -0-       -0-
Beckstead
Previous
President,
& Director


     (1) On March 5, 1998 the Company authorized the issuance of 2,000,000 restricted shares of its common stock to Park Streets. Mr. Kurtz, the Company's President and director is the sole shareholder of Park Street. As such, Mr. Kurtz may be deemed to have received indirect compensation of $2,000 from the Company as a result of this transaction. For accounting purposes, the shares were valued at par value or ($.001). For more information about this agreement, see Item (12) "Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Current control percentages are detailed in the table below:

                                             Amount and
                                             Nature of
     Title of       Name and Address of      Beneficial     % of
     Class          Beneficial Owner         Ownership      Class
     --------       -----------------------  ------------   -----

     Common         Park Street Investments  2,002,565       97%
     Stock,         2133 East 9400 South
     Par Value      Suite 151
     $0.001         Sandy, Utah 84093

     Common         Ken Kurtz (1)            2,002,565       97%
     Stock,         2133 East 9400 South
     Par Value      Suite 151
     $0.001         Sandy, Utah 84093

     Common         Officers and Directors   2,002,565       97%
     Stock,         as a Group
     Par Value
     $0.001


     (1)  These shares are owned by Park Street Investments, Inc.
          a Utah corporation of which Ken Kurtz, the Company's
          President is the only officer, director and shareholder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sale of property

     On July 23, 1996, an entity controlled by the Company's previous President sold certain property that the Company had a minor interest in to an unrelated third party (For more information about this property, please see the Company's previous reports filed with the Securities and Exchange Commission which are incorporated herein by reference). The Company's interest entitled the Company to $83,606 in proceeds from the sale. Of this, $40,000 was paid to Gordon Beckstead in full payment of a note; $17,883 was paid to Gordon E. Beckstead Associates, Inc., as repayment for advancements made on behalf to the Company including the repayment of legal fees; $12,962 was paid to the Law Offices of Fay M. Matsukage in settlement of legal services performed on behalf of the Company. Gordon Beckstead was the Company's previous President and director. Ms. Matsukage served as the Company's corporate counsel for over 10 years and is the wife of Gordon Beckstead. The Company's current board of directors, none of whom were interested parties to these transactions, ratified the Company's payment of these debts. The balance of $12,761 was paid to a previous consulting firm of the Company's for services rendered in
connection with Company administration.    Mr. Kurtz, the Company's
President, ultimately received approximately $1,276 of this amount as an employee of one of the Company's previous consultants at the time. For more information, please see the Company's previous report on Form 10-KSB for the Company's fiscal year ending May 31, 1997 filed with the Securities and Exchange Commission and incorporate herein by reference.

Consulting Agreement

     The Company has had virtually no revenues, income or cash flow for over six years. Currently, the Company has no assets or resources with which to operate. Without assistance, it would have been highly probable that the Company would have remained dormant and been eventually dissolved by state corporate proceedings.

     The Company's current president believed that the Company, if revived and restructured, could be a potential candidate with which a viable operating entity could combine. The Company has a base of shareholders and is a reporting Company under the Securities and Exchange Act of 1934, as amended. As such, the Company has some characteristics attractive to a potential candidate.

     Because the Company had no assets or resources to compensate or induce personnel to assist it with such a program, the Company entered into a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street") on March 5, 1998.

Park Street is a Utah Corporation 100% owned by Ken Kurtz, the
Company's President, majority shareholder and director.

     According to the Agreement, Park Street has agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street is to actively pursue, negotiate and structure a merger or business combination with a third party on
behalf of the Company.   Park Street has also agreed to pay for the
costs associated with these responsibilities until the Company effects a combination with another entity.

     As consideration for its services and payment of the Company's costs therewith, the Company's board agreed to immediately issue 2,000,000 restricted shares of its common stock to Park Street at
par value of $.001, or $2,000.    Also according to the Agreement,
Park Street shall be entitled to as much as 10% of the total issued and outstanding shares of the Company after a business combination. Park Street shall also be entitled to any cash consideration it can negotiate from a potential business entity.

     Because the exact number of shares to be outstanding after a business combination is currently unknown and because the exact percentage of ownership that Park Street is entitled to will be subject to negotiations between the Company, Park Street, and a potential target Company, the actual number of shares to be owned by Park Street will be modified by mutual agreement by the parties involved. Moreover, the amount of cash that Park Street is to receive is also subject to negotiations and is currently unknown. In no event, shall Park Street's ownership percentage exceed more than 10% of the total outstanding shares of the Company after a business combination.

     This agreement resulted in a change in control of the Company giving Park Street 97% control of the Company's common stock. This stock issuance is not deemed to be at arms length.

     More information about this consulting agreement can be found in the Company's report on form 10-QSB for the period ending
November 30, 1997 and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-KSB, which is incorporated herein by reference.

  (b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending May
31, 1998.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11TH day of September
1998.

     HYTK Industries, Inc.

      Ken Kurtz
     Ken Kurtz, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title               Date

 Ken Kurtz               President/Director  September 11,1998
Ken Kurtz

                       INDEX TO EXHIBITS

Exhibit  Page  Description
No.      No.

3(i)     *     The Company's Articles of Incorporation
               (incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-
               18, Registration No. 2-99737-LA ).

3(ii)    *     The Company's Bylaws, as amended  (incorporated
               herein by reference to the Exhibits to the Company's Registration Statement on Form S-18,
               Registration No. 2-99737-LA).

                              MATERIAL CONTRACTS

10(i)(a) *     March 5, 1998 Consulting Agreement executed by and
               between the Company and Park Street Investments,
               Inc.(incorporated herein by reference from the Company's Form 10-QSB for quarter ended
               November 30, 1997).

27(i)    17    Financial Data Schedule

16