Form 10QSB
period 1998-08-31
HYTK INDUSTRIES INC
filed 1998-10-20
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1998.

[ ]       Transition report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 (No fee required) for
          the transition period from ____________________ to
          _____________________.

Commission file number: 0-17371

                     HYTK INDUSTRIES, INC.
                    ----------------------
         (Name of Small Business Issuer in Its Charter)


           Nevada                           88-0182808
          --------                         ------------
 State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)          Identification No.)

       2133 East 9400 South, Suite 151, Sandy, Utah 84093
      ----------------------------------------------------
       (Address of Principal Executive Offices)(Zip Code)

                         (801) 944-0701
                        ----------------
        (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [XX]     No [  ]

The number of shares outstanding of Registrant's common stock
($0.001 par value) as of August 31, 1998 and October 20, 1998 was
2,052,266.

                        Total of Sequentially Numbered Pages: 9
                                    Exhibit Index on Page:    9

                       TABLE OF CONTENTS

                             PART 1


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION . . . .. . . . . . . . . . . . . . .4


                            PART II

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . .  7

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .8

     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .8

     INDEX TO EXHIBITS.  . . . . . . . . . . . . . . . . . . . .9

                              PART I

ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to HYTK Industries, Inc. and its former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended August 31, 1998 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.




            [ This space intentionally left blank }

                      HYTK INDUSTRIES, INC.
                         Balance Sheet
                        August 31, 1998


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
                                              ===========




               See notes to financial statements.

                      HYTK INDUSTRIES, INC.
                    Statements of Operations
        For the Quarters Ended August 31, 1998 and 1997



                                              Aug. 31,  Aug. 31,
                                               1998        1997
                                             ----------  --------

Revenues.................................... $    --    $    --

                                             ----------  --------

General and administrative expenses.........      --         --
                                             ----------  --------
                                                  --         --
                                             ----------  --------
Non-Operating Income (Expense)

     Interest (Expense).....................      --        (29)
                                             ----------  --------
     Total non-operating Income/Expenses)...      --        (29)
                                             ----------  --------

Net Income (Loss)...........................      --   $    (29)
                                             ==========  ========

Earnings (Loss) per share:
Net income (Loss) ..........................    (0.00)   $ (0.00)
                                             ==========  ========

Weighted-average shares outstanding ........  2,052,266    52,266
                                             ==========  ========










               See notes to financial statements.

                      HYTK INDUSTRIES, Inc.
               Statements of Stockholders' Equity
            Quarters Ended August 31, 1998 and 1997


                 Common Stock
               ----------------                         Stock-
                 Total          Additional  Retained    holders
                 Number    Par   Paid In    Earnings    Equity
               of Shares  Value  Capital    (Deficit)  (Deficit)
               ---------- ----- ---------- ----------- ----------
Balance,
May 31,
1997 ........  52,266       52   1,108,846  (1,123,882)  (14,984)

Issuance of
Stock for
Services.....  2,000,000  2,000    --             --       2,000

Net (Loss)...  --          --      --           (2,029)   (2,029)
               ---------- ----- ------------ ----------- --------
Balance,
May 31
1998.........  2,052,266 $2,052 $1,108,846  $(1,125,911)$(15,013)

Net (Loss)...  --          --      --             --        --
               ---------- ----- ------------ ----------- --------
Balance,
August 31
1998.........  2,052,266 $2,052 $1,108,846  $(1,125,911)$(15,013)
               ========== ===== ============ =========== ========













              See  notes  to  financial statements.

                      HYTK INDUSTRIES, INC.
                    Statements of Cash Flows
        For the Quarters Ended August 31, 1998 and 1997

                                         Aug.31,      Aug.31,
                                          1998         1997
                                       -----------  -----------
Cash Flows From Operating Activities
     Net income (Loss) .............   $        --  $      (29)

        Increase (Decrease)
        in accounts payable
        and accrued expenses .......            --          29
                                       ------------ -----------
  Net cash provided by (used for)
  Operating Activities .............            --          --
                                       ------------ -----------
Cash Flows From Investing Activities
  Net cash provided by (used for)
  Investing Activities .............            --          --
                                       ------------ -----------
Cash Flows From Financing Activities
     Repayment of note payable,
     related party .................            --          --
                                       ------------ -----------
  Net cash provided by (used for)
  Financing Activities .............            --          --
                                       ------------ -----------
Increase (decrease) in cash and
cash equivalents ...................            --          --

Cash and cash equivalents,
Beginning of year ..................            --          --
                                       ------------ ------------
Cash and cash equivalents,
End of year ........................   $        --  $       --
                                       ============ ============
Supplemental Disclosures of
Cash Flow Information
     Cash payments for Interest ....   $        --  $       --
     Cash payment for Income Taxes .   $        --  $       --









               See notes to financial statements.

                     HYTK INDUSTRIES, INC.
           Notes to Consolidated Financial Statements
            Quarters Ended August 31, 1998 and 1997

Note 1.   Basis of Presentation

          The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with instructions on Form 10-QSB and, therefore, to not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to shareholders on Form 10-KSB for the fiscal year ended May 31, 1998. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended May 31, 1999.

Note 2. On September 30, 1998, the Company and its wholly owned subsidiary, HYTK Holding Co., Inc. ("HYTK Holding"), executed a Reorganization Agreement and Plan of Merger with an oil and gas concern, Quest Resource Corporation, a Kansas corporation ("Quest"). While the Agreement stipulated that Closing thereunder was to occur on October 14, 1998, the Merger has not yet been effected due to delays in accumulating the necessary documentation. The parties to the Agreement expect Closing to occur before October 31, 1998.

          The Company formed HYTK Holding specifically to merge with Quest, which shall survive the Merger and become a wholly owned subsidiary of the Company. To the extent the Merger is successfully completed, and no such assurances can be given, the Company's business would shift to the oil and gas industry of Quest. If the Merger is completed, the Company also intends to provide Quest's management with control of the Company.

          The Company entered into the Merger because it had no operations of its own and believed the Merger was the best avenue by which to regain active operations.
          Quest is interested in merging because it desires to engage in future financing transactions. Quest believes such financing may be more readily effected by being aligned with an entity subject to the reporting requirements of the Securities Exchange Act of 1934. Quest also believes the Merger will increase the potential for greater equity liquidity and stock appreciation to its shareholders.

                     HYTK INDUSTRIES, INC.
           Notes to Consolidated Financial Statements
            Quarters Ended August 31, 1998 and 1997

          Pursuant to the Merger, Quest has agreed to exchange 100% of its issued and outstanding shares of common stock, or 3,421,077 shares, in exchange for a like number of shares of the Company's Common Stock. When and if the Quest shareholders surrender their stock certificates evidencing their ownership of Quest stock, they will be issued a corresponding quantity of shares of the Company's common stock. The issuance of the Company's common stock is anticipated to be effected pursuant to exemptions from federal and state registration requirements. This possible issuance of stock will substantially alter the respective ownership of the Company.

          The Company currently has 2,052,266 shares of its common stock issued and outstanding. Of this amount, 2,000,000 was issued to Park Street Investments, Inc. ("Park Street") pursuant to the March 5, 1998 Financial Consulting Agreement Park Street executed with the Company. In the event the Merger is effected, Park Street has agreed to cancel these 2,000,000 shares of common stock. It shall then receive 223,867 shares of common stock registered on Form S-8 of the Securities Act of 1933, as amended, in return for its services rendered to the Company since March 5, 1998 pursuant to the Financial Consulting Agreement.

          Since August 3, 1998, Park Street has received deposits totaling $40,000 from Argus Management, Inc., a consultant to Quest. Pursuant to a Financial Consulting Agreement executed on March 5, 1998 by and between the Company and Park Street, Park Street is entitled to any and all finders' fees related to a merger or acquisition it effects for the Company. Park Street has entered into an agreement with Argus Management, to receive a finders fee of up to $100,000 for introducing Quest to the Company. Park Street expects to receive the $60,000 balance upon closing of the Merger.

Note 3.   Additional footnotes included by reference

          Except as indicated in Note 2 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report to shareholders on Form 10-KSB for the fiscal year ended May 31, 1998. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

Since 1992 the Company's only asset was a minor interest in an office complex in Las Vegas which was sold on July 23, 1996. Since this date, the Company has had no operations other than to seek a business combination with a viable business entity.

Merger with Quest Resource Corporation

On September 30, 1998, the Company and its wholly owned subsidiary, HYTK Holding Co., Inc. ("HYTK Holding"), executed a Reorganization Agreement and Plan of Merger with an oil and gas concern, Quest Resource Corporation, a Kansas corporation ("Quest"), which is attached hereto as an exhibit and incorporated herein by reference the ("Agreement"). While the Agreement stipulated that Closing thereunder was to occur on October 14, 1998, the Merger has not yet been effected due to delays in accumulating the necessary documentation. The parties to the Agreement expect Closing to occur before October 31, 1998.

Since August 3, 1998, a consultant of the Company, Park Street Investments, Inc., a Utah corporation ("Park Street"), has received deposits totaling $40,000 from Argus Management, Inc., a consultant to Quest. Pursuant to a Financial Consulting Agreement executed on March 5, 1998 by and between the Company and Park Street, Park Street is entitled to any and all finders' fees related to a merger or acquisition it effects for the Company. Park Street has entered into an agreement with Argus Management, to receive a finders fee of up to $100,000 for introducing Quest to the Company. Park Street expects to receive the $60,000 balance upon closing of the Merger.

The Company formed HYTK Holding specifically to merge with Quest, which shall survive the Merger and become a wholly owned subsidiary of the Company. To the extent the Merger is successfully completed, and no such assurances can be given, the Company's business would shift to the oil and gas industry of Quest. If the Merger is completed, the Company also intends to provide Quest's management with control of the Company.

The Company entered into the Merger because it had no operations of its own and believed the Merger was the best avenue by which to regain active operations. Quest is interested in merging because it desires to engage in future financing transactions. Quest believes such financing may be more readily effected by being aligned with an entity subject to the reporting requirements of the Securities Exchange Act of 1934. Quest also believes the Merger will increase the potential for greater equity liquidity and stock appreciation to its shareholders.

Pursuant to the Merger, Quest has agreed to exchange 100% of its issued and outstanding shares of common stock, or 3,421,077 shares, in exchange for a like number of shares of the Company's Common Stock. When and if the Quest shareholders surrender their stock certificates evidencing their ownership of Quest stock, they will be issued a corresponding quantity of shares of the Company's common stock. The issuance of the Company's common stock is anticipated to be effected pursuant to exemptions from federal and state registration requirements.

The Company currently has 2,052,266 shares of its common stock issued and outstanding. Of this amount, 2,000,000 was issued to Park Street Investments pursuant to the March 5, 1998 Financial Consulting Agreement Park Street executed with the Company. In the event the Merger is effected, Park Street has agreed to cancel these 2,000,000 shares of common stock. It shall then receive 223,867 shares of common stock registered on Form S-8 of the Securities Act of 1933, as amended, in return for its services rendered to the Company since March 5, 1998 pursuant to the Financial Consulting Agreement.

Changes in Control of the Company

As previously stated, the Company expects to experience a change in control if the Merger is effected. The only asset the Company can offer to entice Quest to merge with HYTK Holding, is the Company's authorized but unissued common stock. The Company therefore anticipates issuing 3,421,077 shares of its common stock to HYTK Holding who will then issue such shares to the holders of Quest's common stock. This possible issuance of stock will substantially alter the respective ownership of the Company.

The current officers and directors of Quest shall remain as such after the Merger. If the Merger becomes effective, the Agreement provides for the current officers and directors of HYTK and HYTK Holding to resign and be replaced by the officers and directors of Quest.

Nature and Scope of Quest's Business

Quest Resource Corporation ("Quest") was incorporated in Kansas on November 3, 1997 to facilitate the consolidation of a number of related companies. Since its incorporation, Quest has integrated the operations of two sister companies, Quest Energy Service, Inc., a Kansas corporation ("QES"), and Ponderosa Gas Pipeline Company, Inc., a Kansas corporation ("PGPC"). References to Quest shall refer to and include its subsidiaries unless otherwise indicated.

Quest's management has conducted numerous oil and gas related activities in southeast Kansas from its headquarters in the Wilson County town of Benedict for the past twenty years. These oil and gas activities include: (i) the operation and maintenance of approximately 150 miles of gas gathering pipelines; (ii) the operation and servicing of over 100 oil and gas wells; (iii) the trucking and marketing of crude oil; (iv) pipeline construction; and, (v) the development of new oil and gas wells. These activities are conducted in an eight county area of southeast Kansas.

PGPC

Quest acquired PGPC from Mr. Henry Mogg in exchange for 562,050 shares of Quest's common stock. PGPC's primary assets are one-hundred forty miles of gas gathering pipelines throughout southeast Kansas, oil and gas producing properties and undeveloped oil and gas reserves. The gas pipeline network accesses about 500 square miles. PGPC has invested approximately $500,000 in pipeline infrastructure during the past three years. The gas pipelines have realized increasing gas volumes and revenues without the benefit of a company sponsored gas development program, which Quest hopes to soon implement.

The PGPC pipelines are currently operating at about 60% capacity and near breakeven cash flows at such levels. Quest believes these pipelines therefore possess substantial potential and Quest intends to develop new gas reserves in the area of the PGPC pipelines which will increase the pipelines' usage. Since pipeline operating costs are relatively fixed, additional gas volumes should create new revenues without proportionate increases in expense and thereby increase net operating profit. The pipelines serve areas where additional gas volumes are available from proven and probable yet undeveloped gas reserves. Quest therefore has a strong expectation of increased gas volumes in PGPC's pipelines which should result in increased profitability. In the event Quest is capable of conducting future gas development efforts, it anticipates such efforts will provide significant additional sales revenue.

Although it owns several oil properties with substantial oil reserves and some gas producing properties, the oil properties have had negative cash flow with the recently depressed oil prices. Quest intends to more fully develop its oil reserves if and when oil prices increase to approximately $20 per barrel, from today's $12-13 range. Quest's oil operations currently generate less than half of Quest's total revenues.

QES

QES provides all of the service activities required for the operation and development of Quest's oil and gas properties and the gas pipelines. Its assets include trucks, well service rigs, construction equipment and a shop with repair and fabrication equipment. QES derives approximately 90% of its revenues from servicing PGPC assets. Quest believes that all fees QES earns from PGPC are equitable for both entities and are directly competitive with other such service providers.

The profitability of QES depends primarily on the profitability of the assets (oil and gas wells and pipelines) that it operates. QES has not enjoyed the benefit of an aggressive program to develop the area gas reserves and to utilize the pipelines most effectively. Quest believes that QES's revenues will grow if additional gas wells can be added to the operations of QES.
Quest also believes that any such addition of wells will increase pipeline profitability.

QES is the successor business to the oilfield service company which was started in 1958 by Douglas Lamb's father, Lawrence Lamb. Douglas Lamb became the President of QES in 1983. QES currently has eleven employees, most of whom have been affiliated with Quest's predecessor oil and gas operations in Benedict, Kansas, for seven to twenty years. These employees have been personally involved in the completion of most of the producing wells and in the construction of the majority of the gas pipeline network. Several of its employees are highly trusted and, in Quest's opinion, highly experienced field personnel. They are responsible for the daily operations involving the wells and pipelines. These key field personnel have significant authority to conduct their daily operations and very minimum supervision is required for these key employees.

Quest faces a variety of competition, including gas provided via an interstate pipeline. Quest believes it can effectively compete with this competition because of the lower rates it can charge due to the proximity of its gas reserves and pipelines to the gas market in southeast Kansas.

ITEM 5.  OTHER INFORMATION

As stated in Item 2 above, the Company's wholly owned subsidiary, HYTK Holding Co., Inc., a Kansas corporation ("HYTK Holding"), has signed a definitive Reorganization Agreement and Plan of Merger, dated September 30, 1998 relating to its merger ("Merger") with and into Quest Resource Corporation, a Kansas corporation ("Quest"). The Merger was scheduled to close on October 14, 1998 but has been delayed due to problems accumulating the necessary documentation. Although no assurances can be given that the Merger will ever be effected, the parties to the Merger expect to close the transaction within two weeks of the date of this filing. At such time the Company expects to file a Form 8-K relating to the Company's indirect acquisition of Quest's assets and the change of control of the Company's management. The amount of assets the Company expects to indirectly acquire from Quest pursuant to the Merger is significant when compared to the Company's pre-Merger inconsequential assets. For other information concerning the acquisition of these assets, see "Item 2 - Management's Discussion and Analysis or Plan of Operations, Merger with Quest Resource Corporation."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits.  Exhibits required to be attached by Item
601 of Regulation S-B are listed in the Index to Exhibits beginning on page 9 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended August 31, 1998.



                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of October 1998.

HYTK Industries, Inc.


 Ken Kurtz
----------------------------
Ken W. Kurtz, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature          Title              Date


 Ken Kurtz           President and Director   October 20, 1998
--------------------
Ken W. Kurtz

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
                    2-99737-LA).

10        10        Reorganization Agreement and Plan of Merger
                    dated September 30, 1998, between and amongst the Company, HYTK Holding Co., Inc., and
                    Quest Resource Corporation.

27        23        Financial Data Schedule