Form 10QSB
period 1998-11-30
HYTK INDUSTRIES INC
filed 1999-01-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to _____________________.

Commission file number: 0-17371

                            HYTK INDUSTRIES, INC.
                           ----------------------
               (Name of Small Business Issuer in Its Charter)


                Nevada                            88-0182808
               --------                          ------------
     (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)           Identification No.)

                   701 East Main, Benedict, Kansas 66714
                  ---------------------------------------
             (Address of Principal Executive Offices)(Zip Code)

                               316-698-2250
                              --------------
              (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  [XX]      No [  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of January 14, 1999, was 4,823,343.

                                  Total of Sequentially Numbered Pages:    13
                                                 Exhibit Index on Page:    13

                             TABLE OF CONTENTS


Item 1.   Financial Statements........................................Page 3

Item 2.   Management's Discussion And Analysis or Plan of Operations..Page 4
          Merger with Quest Resource Corporation......................Page 4
          Nature and Scope of Quest's Business: PGPC and QES..........Page 5
               PGPC...................................................Page 5
               QES....................................................Page 6
          Change in Control of the Company............................Page 6
          Post-Merger Expansion Plans.................................Page 8
          Certain Factors That May Affect Future Results..............Page 8
               General Risks of the Natural Gas Business..............Page 8
               Substantial Capital Requirements.......................Page 8
               Need for Additional Development........................Page 9
               Replacement of Reserves................................Page 9
               Uncertainty of Reserve Estimates.......................Page 9
               Operating Hazards......................................Page 9
               Product Liability.....................................Page 10
               Competition...........................................Page 10
               Dependence on Key Employees and Technical Personnel...Page 10
               Governmental Regulations..............................Page 10
               General Economic Risks/Potential Volatility
               of Stock Price........................................Page 10
               Future Acquisitions...................................Page 10

Item 5.   Other Information..........................................Page 11
          Change in Certifying Accountant............................Page 11

Item 6.   Exhibits and Reports on Form 8-K...........................Page 11

SIGNATURES...........................................................Page 12

INDEX TO EXHIBITS....................................................Page 13

                                   PART I

Item 1.   Financial Statements

Unless otherwise indicated, the term "Company" refers to HYTK Industries, Inc., and its current and former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended November 30, 1998 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

The Company is also attaching as pages F-6 through F-11 pro forma unaudited financial statements for the period ended November 30, 1998, reflecting the merger of its wholly owned subsidiary, HYTK Holding Co., Inc., and Quest Resource Corporation effective on December 31, 1998. Finally, attached hereto as pages F-12 through F-32 are audited financial statements for the operating subsidiaries of Quest Resources Corporation, Quest Energy Service, Inc. and Ponderosa Gas Pipeline Company, Inc., for the year ended May 31, 1998.







                 [ THIS SPACE WAS INTENTIONALLY LEFT BLANK ]

                             HYTK INDUSTRIES, INC.
                           Unaudited Balance Sheet
                              November 30, 1998


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

                            HYTK INDUSTRIES, INC.
                     Unaudited Statements of Operations
                 For the Quarters and the Six Months Ended
                         November 30, 1998 and 1997


                                Quarter Ended         Nine Months Ended
                                 November 30,            November 30,
                               1998        1997        1998        1997
                            ----------  ----------  ----------  ----------

Revenues.................   $   --      $   --      $   --      $   --
                            ----------  ----------  ----------  ----------

General and
administrative expenses..       --          --          --          --
                            ----------  ----------  ----------  ----------
                                --          --          --          --
                            ----------  ----------  ----------  ----------
Non-Operating
Income (Expense)

  Gain on sale of interest
  in property............       --          --          --          --

  Interest expense ......       --          --          --          29
                            ----------  ----------  ----------  ----------

  Total non-operating
  Income (Expenses)......       --          --          --          29

Net Income (Loss) .......   $   --      $   --      $   --      $  (29)
                            ==========  ==========  ==========  ==========
Earnings (Loss) per share:
  Net income/loss) ......     (0.00)      (0.00)      (0.00)      (0.00)
                            ==========  ==========  ==========  ==========

Weighted-average shares
outstanding ............     2,052,266     52,266    2,052,266     52,266


                 See notes to unaudited financial statements.

                            HYTK INDUSTRIES, INC.
                Unaudited Statements of Stockholders' Equity
                              November 30, 1998


                     Common Stock
                   ----------------                   Retained       Stock-
                                        Additional    Earnings       holders
                     Number     Par      Paid In      (Deficit)      Equity
                   of Shares   Value     Capital     Accumulated    (Deficit)
                  -----------  ------  -----------  -------------  -----------
Balance,
May 31, 1997....      52,266   $   52  $ 1,108,846  $ (1,123,882)  $ (14,984)

Issuance of
Stock...........   2,000,000    2,000         --            --          --

Net Income......        --       --           --          (2,029)     (2,029)
                  -----------  ------  -----------  -------------  -----------
Balance,
May 31, 1998....   2,052,266    2,052    1,108,846    (1,125,911)    (15,013)

Net Loss........        --       --           --            --          --
                  -----------  ------  -----------  -------------  -----------
Balance,
November 30,
1998............   2,052,266   $2,052  $ 1,108,846  $ (1,125,911)  $ (15,013)
                  ===========  ======  ===========  =============  ===========


                 See notes to unaudited financial statements.

                            HYTK INDUSTRIES, INC.
                     Unaudited Statements of Cash Flows
             For the Six Months Ended November 30, 1998 and 1997


                                             Six Months Ended
                                       November 30,    November 30
                                          1998            1997
                                       -----------     -----------
Cash Flows From Operating Activities

     Net income (Loss) .............   $       --      $      (29)

     Noncash expenses included in
      net income (Loss):

        Services paid with common
         stock .....................           --              --

        Increase (Decrease)
         in accounts payable
         and accrued expenses ......           --              29
                                       ------------    -----------
Net cash provided by (used for)
 Operating Activities ..............           --              --
                                       ------------    -----------
Cash Flows From Investing Activities

Net cash provided by (used for)
 Investing Activities ..............           --              --
                                       ------------    -----------
Cash Flows From Financing Activities

Repayment of note payable,
 related party .....................           --              --
                                       ------------    -----------
Net cash provided by (used for)
 Financing Activities ..............           --              --
                                       ------------    -----------
Increase (decrease) in cash and
 cash equivalents ..................           --              --

Cash and cash equivalents,
 beginning of year .................           --              --
                                       ------------    ------------
Cash and cash equivalents,
 end of year .......................   $       --      $       --
                                       ============    ============
Supplemental Disclosures of Cash
 Flow Information

     Cash payments for Interest ....   $        --     $       --

     Cash payment for Income Taxes .   $        --     $       --


                 See notes to unaudited financial statements.

                             HYTK INDUSTRIES, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 1998

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

Pro Forma Financial Information (Unaudited)


The following pro forma summary financial information have been prepared giving effect to the merger of HYTK Industries, Inc.("Company or HYTK") , HYTK Holding Co. Inc. ("HYTK Holding"), and Quest Resource Corporation ("QRC") as if the transaction had taken place at November 30, 1998 for the pro forma condensed consolidated balance sheet, and November 30, 1998 for the pro forma condensed income statement for the period from June 1, 1998 to November 30, 1998.

The merger has been accounted for as a "pooling". The carrying values of assets and liabilities have been placed on the balance sheet at "historical" costs, and adjusted for transactions that have occurred as a result of the merger.

A Reorganization Agreement and Plan of Merger (the "Agreement") was closed on December 31, 1998, between and among the Company, HYTK Holding, and QRC. Pursuant to the Agreement, HYTK Holding merged with and into QRC, which survived and became a wholly owned subsidiary of the Company. HYTK Holding was incorporated for the purpose of facilitating the Merger. Pursuant to the Merger, QRC agreed to exchange 100% of its issued and outstanding shares of common stock, or 3,421,077 shares, in exchange for an equal quantity of shares of the Company's common stock, par value $.001 ("Common Stock"). Upon surrender of their stock certificates evidencing their ownership of QRC, the shareholders of QRC will be issued a corresponding quantity of shares of the Common Stock.

The pro forma financial information is not necessarily indicative of the results of operations or the financial position which would have been attained had the merger been consummated at either of the foregoing dates or which may be attained in the future. The pro forma financial information should be read in conjunction with the historical consolidated financial statements of HYTK Industries, Inc., and the historical financial statements of Ponderosa Gas Pipeline Co., Inc. and Quest Energy Service, Inc. Both being subsidiaries of Quest Resource Corporation.

                                   HYTK Industries Inc.
                       Proforma Condensed Consolidated Balance Sheet
                                       (Unaudited)
                                 As of November 30, 1998


                                                Historical Financial
ASSETS                                              Statements                                Pro Forma
------                                      ----------------------------     Pro Forma        Financial
                                                HYTK            QRC         Adjustments       Statements
                                            ------------    ------------    ------------    -------------
Current Assets
--------------
Cash                                        $         0     $    35,180     $         0     $     35,180
Accounts Receivable                                             271,444                          271,444
Notes Receivable                                                 48,500                           48,500
Inventory                                                        23,140                           23,140
                                            ------------    ------------    ------------    -------------
     Total Current Assets                   $         0     $   378,264     $         0     $    378,264

Fixed Assets
------------
Equipment                                   $         0     $   283,329     $         0     $    283,329
Pipeline Assets                                               2,418,274                        2,418,274
Oil & Gas Well Equipment                                        380,836                          380,836
Office Equipment                                                 20,369                           20,369
Buildings                                                        40,159                           40,159
Land                                                              5,000                            5,000
Gas Service Contract                                             25,000                           25,000
Less: Allowance for Depreciation                             (1,469,458)                      (1,469,458)
                                            ------------    ------------    ------------    -------------
     Total Fixed Assets                     $         0     $ 1,703,509     $         0     $  1,703,509

Other Assets
------------
Contracts & Right of Way, net               $         0     $   103,938     $         0     $    103,938
Oil & Gas Leasehold Interests, net                              772,977                          772,977
Organization Costs, net                                           1,242                            1,242
Deferred Tax Credit                                             157,860                          157,860
                                            ------------    ------------    ------------    -------------
                                            $         0     $ 1,036,017     $         0     $  1,036,017

     Total Assets                           $         0     $ 3,117,790     $         0     $  3,117,790
                                            ============    ============    ============    =============



See notes to Proforma Condensed Financial Statements

                                   HYTK Industries Inc.
                       Proforma Condensed Consolidated Balance Sheet
                                       (Unaudited)
                                 As of November 30, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------            Historical Financial
                                                    Statements                                Pro Forma
                                            ----------------------------   Pro Forma          Financial
                                                HYTK            QRC       Adjustments         Statements
                                            ------------    ------------  ------------      -------------
Current Liabilities
-------------------
Accounts Payable                            $    15,013     $   115,233   $   (15,013)  A   $    115,233
Oil & Gas Payable                                               129,957                          129,957
Accrued Interest                                                109,481                          109,481
Notes Payable, Current Portion                                  258,701                          258,701
Accrued Expenses                                                  3,851                            3,851
                                            ------------    ------------  ------------      -------------
Total Current Liabilities                   $    15,013     $   617,223   $   (15,013)      $    617,223

Non-Current Liabilities
-----------------------
Notes Payable                               $         0     $ 1,495,237   $         0       $  1,495,237
Less Portion Shown as Current                                  (258,701)                        (258,701)
                                            ------------    ------------  ------------      -------------
                                            $         0     $ 1,236,536   $         0       $  1,236,536

Stockholders' Equity
--------------------
Preferred stock, par value $.001,
  50,000,000 shares authorized, no
  shares issued                             $         0     $         0   $         0       $          0
Common Stock, (2,052,266 actual shares
  and 4,823,343 pro forma shares)                 2,052               0         2,771  A,B         4,823
Paid In Surplus                               1,108,846       1,743,487      (482,227) A,B     2,370,106
Retained Earnings                            (1,125,911)       (479,456)      494,469         (1,110,898)
                                            ------------    ------------  ------------      -------------
                                            $   (15,013)    $ 1,264,031   $    15,013       $  1,264,031

Total Liabilities and Stockholders' Equity  $         0     $ 3,117,790   $         0       $  3,117,790
                                            ============    ============  ============      =============



See notes to Proforma Condensed Financial Statements

                                   HYTK Industries Inc.
                   Proforma Consolidated Condensed Statement of Operations
                                      (Unaudited)
                      For the Six Month Period Ended November 30, 1998


                                               Historical Financial
                                                    Statements                                Pro Forma
                                            ----------------------------   Pro Forma          Financial
                                                HYTK            QRC       Adjustments         Statements
                                           ------------    ------------  ------------      -------------
Revenue
-------
Oil & Gas Well Servicing Revenue           $         0     $   269,485   $         0       $    269,485
Pipeline Transportation Revenue                                119,248                          119,248
Pipeline Operating Revenue                                     188,063                          188,063
Oil & Gas Production Revenue                                    70,639                           70,639
Oil & Gas Marketing Revenue                                     30,910                           30,910
Other Revenue                                                    7,510                            7,510
                                           ------------    ------------  ------------      -------------
Total Revenues                             $         0     $   685,855   $         0       $    685,855

Cost of Revenues
----------------
Purchases & Outside Services               $         0     $   147,619   $         0       $    147,619
Lease Operating Expenses                                        53,850                           53,850
Pipeline Operating Expenses                                    132,176                          132,176
Wages                                                          169,669                          169,669
Payroll Taxes                                                   14,099                           14,099
Utilities-Leases                                                41,570                           41,570
Tags, License, & Equipment Repairs                               3,993                            3,993
Fuel, Oil, Etc.                                                 25,047                           25,047
                                           ------------    ------------  ------------      -------------
Total Cost of Revenues                     $         0     $   588,023   $         0       $    588,023
                                           ------------    ------------  ------------      -------------
Gross Profit                               $         0     $    97,832   $         0       $     97,832

General and Administrative Expenses
-----------------------------------
Interest                                   $         0     $    76,477   $         0       $     76,477
Depreciation & Amortization                                     77,968                           77,968
Insurance                                                       42,016                           42,016
Repairs                                                         11,701                           11,701
Legal & Professional                                             9,187                            9,187
Depletion                                                        7,468                            7,468
Supplies                                                         2,840                            2,840
Telephone                                                        9,446                            9,446
Utilities                                                        3,457                            3,457
Other Expenses                                                  12,955                           12,955
                                           ------------    ------------  ------------      -------------
Total General and Administrative Expenses  $         0     $   253,515   $         0       $    253,515
                                           ------------    ------------  ------------      -------------
Net Income (Loss) from Operations          $         0     $  (155,683)  $         0       $   (155,683)



See notes to Proforma Condensed Financial Statements

                                   HYTK Industries Inc.
                   Proforma Consolidated Condensed Statement of Operations
                                      (Unaudited)
                      For the Six Month Period Ended November 30, 1998


                                               Historical Financial
                                                    Statements                                Pro Forma
                                            ----------------------------   Pro Forma          Financial
                                                HYTK            QRC       Adjustments         Statements
                                           ------------    ------------  ------------      -------------
Net Income (Loss) from Operations (con't)  $         0     $  (155,683)  $         0       $   (155,683)

Extraordinary Items:
--------------------
Sale of Assets                             $         0     $    15,286   $         0       $     15,286
Interest Income                                                    151                              151
                                           ------------    ------------  ------------      -------------
Total Extraordinary Items                  $         0     $    15,437   $         0       $     15,437
                                           ------------    ------------  ------------      -------------
Net Income Before Provison for
  Income Taxes                             $         0     $  (140,246)  $         0       $   (140,246)

Provision for Income Taxes:
---------------------------
Current Tax Expense                        $         0     $         0   $         0       $         0
Deferred Tax Expense                                           (35,934)                        (35,934)
                                           ------------    ------------  ------------      -------------
Provision for Income Taxes                 $         0        ($35,934)  $         0       $   (35,934)

Net Income (Loss)                          $         0     $  (104,312)  $         0       $  (104,312)
                                           ============    ============  ============      =============

Shares used to compute Net Income
  per share                                  2,052,266                                       4,823,343

Net Income per share:
Primary                                    $         0                                     $   (0.0216)
Fully diluted                              $         0                                     $   (0.0216)



See notes to Proforma Condensed Financial Statements

                            HYTK Industries, Inc.
        Notes to Pro Forma Condensed Consolidated Financial Statements
                                (unaudited)


(A) According to the Agreement, Park Street Investments, Inc. ("Park Street") agreed to assist the Company with its corporate maintenance, administration, financial statement preparation, and securities filings. As consideration of its services and payment of the Company's costs, The Company's board issued 2,000,000 restricted shares of Common Stock to Park Street. Park Street received a cash fee of $100,000 in connection with the merger with QRC and therefore agreed to cancel the 2,000,000 shares. Park Street has also agreed to assume any liabilities that existed with the Company prior to the merger.
(B) Following the share exchange, the Company issued 1,200,000 shares of its Common Stock to various employees, consultants, and advisors of the Company and QRC for operational and administrative services rendered. An adjustment has been made to record the par value of $.001 in the financial statements for these shares and other stock exchanged as a result of the Agreement. The primary recipients of such shares are:


          Kenneth O'Neil               200,000 shares
          Ken W. Kurtz                 447,734 shares
          Henry F. Mogg M&M Trust      400,000 shares

CLYDE BAILEY P.C.
------------------------------------------------------------------------------
                                                   Certified Public Accountant
                                                           10935 Wurzbach #203
                                                      San Antonio, Texas 78230
                                                          (210) 699-1287(ofc.)
                                         (800) 364-7347 - (210) 691-2911 (fax)

                                                                       Member:
                                                   American Institute of CPA's
                                                        Texas Society of CPA's
Board of Directors
Quest Energy Service Inc.


                   Report of Independent Public Accountant
                  -----------------------------------------

I have audited the accompanying balance sheet of Quest Energy Service Inc. (Company) as of May 31, 1998 and 1997 and the related statement of income and expenses, statement of changes in stockholders' equity, and the statement of cash flows for the periods ended May 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the periods ended, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.


                              Clyde Bailey
                      Certified Public Accountant


San Antonio, Texas
July 30, 1998

                           Quest Energy Services Inc.
                               Balance Sheets
                          As of May 31, 1998 and 1997


                                   ASSETS
                                -------------

                                                         1998               1997
Current Assets
--------------
Cash                                                  $      6,522       $      4,908
Accounts Receivable                                        270,045            257,414
Notes Receivable                                            26,500              6,500
Inventory                                                   23,140             21,600
                                                      -------------      -------------
     Total Current Assets                             $    326,207       $    290,422

Fixed Assets
------------
Equipment                                             $    278,346       $    250,892
Office Equipment                                            20,369             17,175
Buildings                                                   36,000             36,000
Land                                                         5,000              5,000
Gas Service Contract                                        25,000             25,000
Less: Allowance for Depreciation                          (129,823)           (78,205)
                                                      -------------      -------------
                                                      $    234,892       $    255,862
Other Assets
------------
Contracts & Right of Way, net                         $    107,025       $    113,199
Deferred Tax Credit                                         40,301             34,415
                                                      -------------      -------------
                                                      $    147,326       $    147,614

Total Assets                                          $    708,425       $    693,898
                                                      =============      =============


                           Quest Energy Services Inc.
                               Balance Sheets
                          As of May 31, 1998 and 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    ----------------------------------------

                                                         1998               1997
Current Liabilities
-------------------
Accounts Payable                                     $    132,345       $    139,675
Oil & Gas Payable                                         120,186            145,726
Accrued Interest                                           69,776             42,730
Notes Payable, Current Portion                            129,875             85,122
Accrued Expenses                                            2,235              4,039
                                                     -------------      -------------
     Total Current Liabilities                       $    454,417       $    417,292

Non-Current Liabilities
-----------------------
Note Payable                                         $    493,240       $    437,732
Less Portion Shown as Current                            (129,875)           (85,122)
                                                     -------------      -------------
                                                     $    363,365       $    352,610

Stockholders' Equity
Common Stock, 100,000 Shares Authorized
  $1 par value, 18,800 shares outstanding            $          0       $          0
Paid In Surplus                                            18,800             18,800
Retained Earnings                                        (128,157)           (94,804)
                                                     -------------      -------------
                                                     $   (109,357)      $    (76,004)

     Total Liabilities and Stockholders' Equity      $    708,425       $    693,898
                                                     =============      =============


                          Quest Energy Services, Inc.
                       Statements on Income and Expenses
            For the Fiscal Years Ended May 31, 1998, 1997, and 1996


                                                                                        From Inception
                                                      May 31, 1998     May 31, 1997     May 31, 1996
                                                      -------------    -------------    -------------
Revenue
-------
Oil Operations                                        $    330,545     $    450,564     $    394,472
Gas Operations                                             245,807          293,117          116,975
Pipeline Operations                                        300,705          302,720           66,382
Pipeline Development                                        24,387          110,792           26,485
Oil & Gas Marketing                                         81,032           56,777           40,238
Other Revenue                                               17,944           30,139           19,309
                                                      -------------    -------------    -------------
     Total Revenues                                   $  1,000,420     $  1,244,109     $    663,861

Cost of Revenues
----------------
Purchases & Outside Services                          $    242,972     $    366,087     $    281,131
Wages                                                      333,767          404,847          199,227
Payroll Taxes                                               28,505           27,552           12,235
Utilities-Leases                                            94,507          102,371           65,467
Tags, License, & Equipment Repairs                          13,230           20,287           18,113
Fuel, Oil, Etc                                              53,333           61,106           78,258
                                                      -------------    -------------    -------------
     Total Cost of Revenues                           $    766,314     $    982,250     $    654,431

     Gross Profit                                     $    234,106     $    261,859     $      9,430

General and Administrative Expenses
-----------------------------------
Interest                                              $     48,154     $     25,120     $     24,390
Depreciation & Amortization                                 57,793           53,402           35,094
Insurance                                                   66,321           66,691           31,502
Repairs                                                     58,073           64,557           25,672
Supplies                                                    34,824            5,216            6,656
Telephone                                                   17,236           14,638           10,899
Utilities                                                    6,910            6,928            1,818
Other Expenses                                              24,654           22,676            5,912
                                                      -------------    -------------    -------------
     Total General and Administrative Expenses        $    313,965     $    259,228     $    141,943

     Net Income (Loss) from Operations                $    (79,859)    $      2,631     $   (132,513)

Extraordinary Items:
--------------------
Sale of Assets                                        $     40,079                0                0
Interest Income                                                541              572               91
                                                      -------------    -------------    -------------
     Total Extraordinary Items                        $     40,620     $        572     $         91

     Net Income Before Provison for Income Taxes      $    (39,239)    $      3,203     $   (132,422)

Provision for Income Taxes:
---------------------------
Current Tax Expense                                   $          0     $        480     $          0
Deferred Tax Expense                                        (5,886)               0          (34,895)
                                                      -------------    -------------    -------------
     Provision for Income Taxes                       $     (5,886)    $        480     $    (34,895)

     Net Income (Loss)                                $    (33,353)    $      2,723     $    (97,527)
                                                      =============    =============    =============


                          Quest Energy Services, Inc.
                            Statement of Cashflows
            For the Fiscal Years Ended May 31, 1998, 1997, and 1996


                                                                                        From Inception
                                                      May 31, 1998     May 31, 1997     May 31, 1996
                                                      -------------    -------------    -------------
Cash Flows from Operating Activities:

Net Income                                            $    (33,353)    $       2,723    $     97,527
Adjustments to Reconcile Excess Contributions
  to cash provided from operations:

     Depreciation                                     $     51,618     $      47,227    $     30,978
     Amortization                                            6,175             6,175           4,116
     Accounts Receivable                                   (12,631)           (1,294)       (257,721)
     Inventory                                              (1,540)           (1,600)        (20,000)
     Accounts Payable                                       (7,330)          (10,995)        150,670
     Oil & Gas Payable                                     (25,540)           (1,779)        147,503
     Notes Receivable                                      (20,000)           (6,500)              0
     Deferred Tax Credit                                    (5,886)              480         (34,895)
     Accrued Interest Payable                               27,354            25,610          16,941
     Accrued Expenses                                       (2,112)            4,623           1,017
                                                      -------------    -------------    -------------

     Total Adjustments                                $     10,108     $      61,947    $     38,609

Net Cash used in Operating Activities                 $    (23,245)    $      64,670    $    (58,918)

Cash flows from Investing Activities:

     Fixed Assets                                    $    (30,648)    $     (30,218)   $   (427,159)
                                                      -------------    -------------    -------------

Net Cash used in Investing Activities                 $    (30,648)    $     (30,218)   $   (427,159)

Cash flows from Financing Activities


     Net Long-Term Borrowing                         $     55,506     $     (35,466)   $    473,200
     Common Stock                                               0                 0               0
     Paid-In-Capital                                            0                 0          18,800
                                                      -------------    -------------    -------------

Net Cash used in Financing Activities                 $     55,506     $     (35,466)   $    473,200

Net Increase (Decrease) in Cash                       $      1,613     $      (1,014)   $    (12,877)

Cash Balance, Begin of Period                         $      4,909     $       5,923    $          0

Cash Balance, End of Period                           $      6,522     $       4,909    $      5,923
                                                      =============    =============    =============


                          Quest Energy Services Inc.
                       Statement of Stockholders Equity
           For the Fiscal Years Ended May 31, 1998, 1997, and 1996



                                                     Without      Paid-In        Retained
                                        Shares      Par Value     Capital        Earnings        Total
                                       ---------    ---------    ----------     -----------    -----------
Balance October 1, 1995                       0            0             0                              0

Stock Issuance                           18,800     $      0        18,800                     $   18,800

Net Income                                                                         (97,527)       (97,527)
                                       ---------    ---------    ----------     -----------    -----------

Balance May 31, 1996                     18,800            0        18,800         (97,527)       (78,727)

Net Income                                    0            0                         2,723          2,723
                                       ---------    ---------    ----------     -----------    -----------

Balance May 31, 1997                     18,800            0        18,800         (94,804)       (76,004)

Net Income                                    0            0                       (33,353)       (33,353)
                                       ---------    ---------    ----------     -----------    -----------

Balance May 31, 1998                     18,800     $      0        18,800      $ (128,157)    $ (109,357)
                                       =========    =========    ==========     ===========    ===========


                          Quest Energy Service Inc.
                        Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------


Organization
-------------
Quest Energy Service Inc. ("the Company") was formed to service and develop oil & gas wells, and to transport and market oil, gas, and other minerals. The State of Kansas charted the company as a corporation on January 9, 1995. The Company was inactive until October 1, 1995 when operations began. On May 31, 1998 and 1997 the company had a total of 100,000 authorized shares with 18,800 shares outstanding.


Method of Accounting
---------------------
These financial statements are shown based on the accrual method of accounting. Revenue will be recognized when earned, and expenses will be record when incurred.

Property and equipment are stated at cost less accumulated depreciation and amortization, which is computed by using the straight-line method over estimated useful lives. Trucks and equipment are depreciated over 7 years. Contracts and right-of-way is being amortized over a twenty-year period.


Federal Income Tax
-------------------
The Company has filed a 1996 and 1997 Federal Income Tax return as a C Corporation with a year-end date of September 30. For tax purposes the method of accounting is cash accounting. The Company shows a net loss of $37,544 for the fiscal year ended September 30, 1995 and a net loss of $50,998 for the fiscal year ended September 30, 1997. These losses will be carried over to future years to offset future income from operations. Deferred tax liability, deferred tax credits, and deferred tax expense is being shown because of different accounting methods and depreciation methods for tax purposes. The method used for book is accrual accounting while the tax method uses the cash method of accounting.


Cash Equivalent
----------------
Cash and cash equivalents consist of cash on hand and demand deposits held by financial institutions. Also, stock issued for value to acquire assets will be treated as cash equivalents.

                          Quest Energy Service Inc.
                        Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies (con't)
-----------------------------------------------------------


Use of Estimates
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Common Stock
----------------------
On June 9, 1995, a trust by the name of Helen Marilyn Lamb Revocable Trust was issued 18,800 shares of stock for cash. This is the total outstanding stock on the Company for the period shown on the balance sheet.


Note 3 - Notes Payable
-----------------------
There are several notes payable that the Company is indebted. Some are related parties being officers or directors or entities that are owned by the principles of the Company. On these notes, an interest rate of 8% has been accrued. Details of the other notes are as follows:

1) Bank of Commerce - Chanute KS - Various notes on inventory and equipment. The original amount of the notes was $79,592 and the balance of the notes was $ 62,262 and $ 67,510 on May 31, 1998 and 1997, respectively. The payments originally were $5,712 per month, but the bank restructured the notes call for a total monthly payments of $ 4,063 and carry an interest rate of 12%.
2) Henry F Mogg - Henry F. Mogg is the primary shareholder of a related corporation (Ponderosa Gas Pipeline Co. Inc. has loaned the Company funds for working capital and equipment. The balance of the notes is $100,000 for the period presented. No payments have been made on this note, but accrued interest has been recorded at the rate of 8%. The balance of the notes is shown in the schedule contained below.
3) Argus Management - A loan was secured in June 1997 to assist in covering working capital. The loan is to be a short-term loan and is expected to be repaid with funds from a public offering. Interest at the rate of 8% has been accrued.

                          Quest Energy Service Inc.
                        Notes to Financial Statements


Note 3 - Notes Payable (con't)
------------------------------

Schedule of Notes Payable
-------------------------
                                    Balance         Accrued                Balance         Accrued
                                  May 31, 1998      Interest             May 31, 1997      Interest
                                  ------------    ------------           ------------    ------------
Bank of Commerce                  $    62,263               0            $    67,510               0
BEC of Kansas                         112,786           9,023                 76,536           6,123
Doug Lamb-Credit Card                  22,134           1,771                 33,434           2,675
Caterpillar Leasing                    15,813               0                  8,320               0
First Bank                              6,748               0                 10,160               0
John Jones                             39,898           3,192                 39,898           3,192
Marilyn Lamb                            2,725             218                  2,725             218
Marsha Lamb                            10,760             861                  9,129             730
Metro Systems                           5,600               0                  9,560               0
Microlife                                   0               0                  5,150               0
Intrust Bank                            5,076               0                  7,144               0
Henry F Mogg                          100,000           8,000                100,000           8,000
Argus Management                       50,000             333                      0               0
Poston Trust                            3,200               0                  3,200             256
Toyota Finance                          5,490               0                  9,766               0
Xerox                                   1,297               0                      0               0
Volkman Trust                          36,250           2,900                 42,000           3,360
J C Swanson                            10,000             800                 10,000             800
S Langhofer                             3,200             256                  3,200             256
                                  ------------    ------------           ------------    ------------

Total Notes Payable               $   493,240     $    27,354            $   437,732     $    25,610

Less Current Portion                  129,875                                 85,122
                                  ------------    ------------           ------------    ------------

Total Long-Term Debt              $   363,365     $    27,354            $   352,610     $    25,610
                                  ============    ============           ============    ============



The total of interest paid during the following fiscal periods are as follows:

         May 31, 1996                    $  6,718
         May 31, 1997                    $ 10,106
         May 31, 1998                    $ 20,800

                          Quest Energy Service Inc.
                        Notes to Financial Statements


Note 4 - Capitalization of Company
-----------------------------------

On June 9, 1995, the Company held a meeting of the Board of Directors in which a resolution was agreed upon and passed to acquire all of the assets of Bonanza Energy Corporation (owned by Doug & Marsha Lamb) for a purchase price of $20,000 plus assume certain outstanding liabilities of $529,006 at the time of the agreement.


Note 5 - Related Parties
-------------------------
The Organization has significant related party transactions and/or relationships with the following individuals and entities:

1) Doug Lamb - Director and President - Note Payable in the amount of $22,134 before accrued interest. Mr. Lamb is also involved either as an officer, director, shareholder, or partner in other related entities.
2) Ponderosa Pipeline Co., Inc. - Related corporation that owns various gas pipelines and oil & gas wells. The Company performs service work on Ponderosa's gas pipeline and oil & gas properties.
3) Henry F. Mogg - Note Payable in the amount if $100,000 before accrued interest. Henry F. Mogg is the sole shareholder of Ponderosa Pipeline Co. Inc. in which the Company performs service work on their gas pipelines.
4) BEC of Kansas - Owned by Doug and Marsha Lamb. Note Payable in the amount of $112,786 and $76, 536 for the period ended May 31, 1998 and 1997, respectively.


Note 6 - Sale of Assets
------------------------
The Company sold a parcel of real estate on November 1997, which it had acquired in September 1997 for a net profit of $40, 079.


Note 7 - Subsequent Events
---------------------------
The Company plans to merge into a "holding company" by the name of Quest Resource Corp. as a stock exchange. Quest Resource Corp. subsequently plans to perform a "reverse" merger with a public shell in October or November of 1998.

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

CLYDE BAILEY P.C.
------------------------------------------------------------------------------
                                                   Certified Public Accountant
                                                           10935 Wurzbach #203
                                                      San Antonio, Texas 78230
                                                          (210) 699-1287(ofc.)
                                         (800) 364-7347 - (210) 691-2911 (fax)

                                                                       Member:
                                                   American Institute of CPA's
                                                        Texas Society of CPA's
Board of Directors
Ponderosa Gas Pipeline Co. Inc.



                   Report of Independent Public Accountant
                  -----------------------------------------

I have audited the accompanying balance sheet of Ponderosa Gas Pipeline Co. Inc. (Company) as of May 31, 1998 and 1997 and the related statement of income and expenses, statement of changes in stockholders' equity, and the statement of cash flows for the periods ended May 31, 1998, 1997, and 1996 then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as the periods presented, and the results of its operations for the periods then ended in conformity with generally accepted accounting principles.


                              Clyde Bailey
                      Certified Public Accountant


San Antonio, Texas
July 30, 1998

                        Ponderosa Gas Pipeline Co. Inc.
                               Balance Sheets
                          As of May 31, 1998 and 1997



                                   ASSETS
                                -------------

                                                         1998               1997
Current Assets
--------------
Cash                                                  $         39       $      3,852
Accounts Receivable                                         17,453             11,354
                                                      -------------      -------------

     Total Current Assets                             $     17,492       $     15,206

Fixed Assets
------------
Equipment                                             $      4,983       $      2,500
Storage Building                                             4,159              4,159
Gas Pipelines                                            1,782,947          1,621,039
Equipment on Oil & Gas Producing Wells                      14,875             14,875
Less: Allowance for Depreciation                          (534,201)          (441,227)
                                                      -------------      -------------
                                                      $  1,272,763       $  1,201,346

Other Assets
------------
Oil & Gas Leasehold, net                              $    556,509       $    578,687
Deferred Tax Credit                                         81,625             50,259
Organization Costs, net                                      1,540              2,136
                                                      -------------      -------------
                                                      $    639,674       $    631,082
                                                      -------------      -------------

     Total Assets                                     $  1,929,929       $  1,847,634
                                                      =============      =============

                        Ponderosa Gas Pipeline Co. Inc.
                               Balance Sheets
                          As of May 31, 1998 and 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------

                                                           1998               1997
Current Liabilities
-------------------
Accounts Payable                                      $     45,060       $     34,566
Current Portion of Long-Term Debt                           53,359             57,835
Accrued Expenses                                            85,965             36,575
                                                      -------------      -------------

     Total Current Liabilities                        $    184,384       $    128,976

Non-Current Liabilities
-----------------------
      Note Payable                                    $  1,112,678       $    994,820
      Less Portion Shown as Current                        (53,359)           (57,835)
                                                      -------------      -------------
                                                      $  1,059,319       $    936,985

Stockholders' Equity
--------------------
Common Stock, 1,000,000 Shares
  Authorized, No Par Value, 100
  Shares Issued and Outstanding                       $          0       $          0
Paid In Surplus                                            933,213            933,213
Retained Earnings                                         (246,987)          (151,540)
                                                      -------------      -------------
                                                      $    686,226       $    781,673

     Total Liabilities and Stockholders' Equity       $  1,929,929       $  1,847,634


                        Ponderosa Gas Pipeline Co. Inc.
                       Statements on Income and Expenses

                                                              For the Fiscal Years Ended May 31,
                                                           ----------------------------------------
                                                            1998             1997             1996
Revenue
-------
Gas Pipeline Transportation Fees                      $    286,286     $    133,232     $     39,408
Gas Production Revenue                                       6,951              815            5,656
Oil Production Revenue                                      62,601           11,108            2,599
Other Revenue                                                7,511                0                0
                                                      -------------    -------------    -------------
     Total Revenues                                   $    363,349     $    145,155     $     47,663

Cost of Revenues
----------------
Lease Operating Costs                                       70,183           11,434            7,913
Pipeline Operating Costs                                   208,990          158,657           35,955
                                                      -------------    -------------    -------------
     Total Cost of Revenues                           $    279,173     $    170,091     $     43,868

     Gross Profit                                     $     84,176     $    (24,936)    $      3,795

General and Administrative Expenses
-----------------------------------
Interest                                              $     82,399     $     40,847     $      4,752
Depreciation                                                92,974           82,758           30,281
Consulting                                                   1,973                0                0
Amortization                                                   596              596              248
Depletion Expense                                           22,178            6,438                0
Other Expenses                                              10,869           11,475            3,263
                                                      -------------    -------------    -------------
     Total General and Administrative Expenses        $    210,989     $    142,114     $     38,544

     Net Income before Provision for Tax              $   (126,813)    $   (167,050)    $    (34,749)

Provision of Income Tax:
------------------------
Current Income Tax Expense                            $          0     $          0     $          0
Deferred Income Tax Credit                                 (31,366)         (45,047)          (5,212)
                                                      -------------    -------------    -------------

     Total Provision for Income Tax                   $    (31,366)    $    (45,047)    $     (5,212)

     Net Income (Loss)                                $    (95,447)    $   (122,003)    $    (29,537)
                                                      =============    =============    =============


                        Ponderosa Gas Pipeline Co. Inc.
                           Statements of Cashflows


                                                              For the Fiscal Years Ended May 31,
                                                           ----------------------------------------
                                                            1998             1997             1996
Cash Flows from Operating Activities:

Net Income                                            $    (95,447)    $   (122,003)    $    (29,537)
Adjustments to Reconcile Excess Contributions
  to cash provided from operations:

     Depreciation                                     $     92,974     $     82,758     $     30,281
     Amortization                                              596              596              248
     Accounts Receivable                                    (6,099)          (3,912)          (7,442)
     Organizational Costs                                        0                0           (2,980)
     Deferred Tax Credit                                   (31,366)         (45,047)          (5,212)
     Accrued Interest Receivable                            49,390           31,824            4,751
     Accounts Payable                                       10,491            9,125           25,444
     Depletion Expense                                      22,178            6,438                0
                                                      -------------    -------------    -------------
     Total Adjustments                                $    138,164     $     81,782     $     45,090

Net Cash used in Operating Activities                       42,717          (40,221)          15,553

Cash flows from Investing Activities:

     Oil and Gas Properties                           $   (164,391)    $   (781,089)    $   (105,575)
                                                      -------------    -------------    -------------

Net Cash used in Investing Activities                 $   (164,391)    $   (781,089)    $   (105,575)

Cash flows from Financing Activities

     Notes Payable                                    $    117,861     $    822,364     $     92,820
                                                      -------------    -------------    -------------

Net Cash used in Financing Activities                 $    117,861     $    822,364     $     92,820

Net Increase (Decrease) in Cash                       $     (3,813)    $      1,054     $      2,798

Cash Balance, Begin of Period                         $      3,852     $      2,798     $          0

Cash Balance, End of Period                           $         39     $      3,852     $      2,798
                                                      =============    =============    =============


                        Ponderosa Gas Pipeline Co. Inc.
                       Statement of Stockholders Equity
           For the Fiscal Years Ended May 31, 1998, 1997, and 1996



                                                     No Par       Paid-In        Retained
                                        Shares       Value        Capital        Earnings        Total
                                       ---------    ---------    ----------     -----------    ----------
Balance January 16, 1996                      0            0             0               0             0

Stock Issued for Assets                     100            0     $ 933,213                     $ 933,213

Net Loss, May 31, 1996                                                             (29,537)      (29,537)
                                       ---------    ---------    ----------     -----------    ----------

Balance May 31, 1996                        100            0       933,213         (29,537)      903,676

Net Loss, May 31, 1997                                                            (122,003)     (122,003)
                                       ---------    ---------    ----------     -----------    ----------

Balance May 31, 1997                        100            0       933,213        (151,540)      781,673

Net Loss May 31, 1998                                                              (95,447)      (95,447)
                                       ---------    ---------    ----------     -----------    ----------

Balance May 31, 1998                        100            0       933,213        (246,987)    $ 686,226
                                       =========    =========    ==========     ===========    ==========


                       Ponderosa Gas Pipeline Co. Inc.
                        Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies
----------------------------------------------------


Organization
-------------

Ponderosa Gas Pipeline Co. Inc. ("the Company") was formed to conduct or promote gas gathering and transmission of natural gas in the State of Kansas. The State of Kansas charted the company as a corporation on February 12, 1996 and on May 31, 1998 the company had a total of 1,000,000 authorized shares with 100 shares outstanding.


Method of Accounting
---------------------
These financial statements are shown based on the accrual method of accounting. Revenue will be recognized when earned, and expenses will be record when incurred.

Property and equipment are stated at cost less accumulated depreciation and amortization, which is computed by using the straight-line method over estimated useful lives. Pipelines are depreciated over 20 years, compressors over 10 years, and trucks and equipment over 5 years. Organizational costs are amortized over a five-year period.


Federal Income Tax
-------------------
The Company has filed a 1996 and 1997 Federal Income Tax return as a C Corporation. For tax purposes the method of accounting will be cash accounting. The Company shows a net loss of $47,961 for 1996 and a net loss of $25,724 for 1997. These losses will be carried over to future years to offset future income from operations. For tax purposes the Company uses a calendar year for reporting its income and expenses on their tax return. Deferred tax liability, deferred tax credits, and deferred tax expense is being shown because of different accounting methods and depreciation methods for tax purposes. The method used for book is accrual accounting while the tax method uses the cash method of accounting.


Cash Equivalent
----------------
Cash and cash equivalents consist of cash on hand and demand deposits held by financial institutions. Also, stock issued for value to acquire assets will be treated as cash equivalents.

                       Ponderosa Gas Pipeline Co. Inc.
                        Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies (con't)
-----------------------------------------------------------


Use of Estimates
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Common Stock
----------------------
On January 16, 1996, Henry Mogg contributed certain pipeline assets valued at $933,213 to the Company in exchange for 100 shares of stock. These assets were placed on the balance sheet with the offset being additional paid-in-capital.


Note 3 - Notes Payable
-----------------------
There are several notes payable that the Company is indebted. Some are related parties being officers or directors or entities that are owned by the principles of the Company. On these notes, an interest rate of 9% has been accrued. Details of the other notes are as follows:

1) Bank of Commerce - Chanute KS - Original note dated March 20, 1990 that was assumed by the Company in May 1997. The original amount of the note was $333,060 and the balance of the notes was $ 149,044 and $ 168,228 on May 31, 1998 and 1997, respectively. The payment was originally $5,712 per month, but the bank restructured the note to monthly payments of $ 3,355. Final maturity date is September 25, 2002. Interest in adjusted quarterly with the rate as of May 31, 1998 being 8.5%. Another note at the Bank of Commerce was granted on February 6, 1998 in the amount of $25,000. The maturity date on the note in November 6, 1998 and carries an interest rate of 9%. The balance at May 31, 1998 is $22,435.
2) Richard Mogg - Relative of Hank Mogg (Sole Shareholder) has loaned the Company advances to purchase and improve gas pipelines. The promissory notes calls for advances up to $500,000 with payments on the note of 100% of the net profit from the operations of the gas pipelines. The note was originally signed on January 2, 1996 and calls for an interest rate of 9% to be paid or accrued. No payments have been made on this note, but accrued interest has been recorded. The balance of the notes is shown is the schedule contained below.

                       Ponderosa Gas Pipeline Co. Inc.
                        Notes to Financial Statements


Note 3 - Notes Payable (con't)
------------------------------

Schedule of Notes Payable
--------------------------
                                    Balance         Accrued                Balance         Accrued
                                  May 31, 1998      Interest             May 31, 1997      Interest
                                  ------------    ------------           ------------    ------------
4/10 Energy Fund                  $    10,200           2,142            $    10,200     $     1,224
Hank Mogg                              68,933          14,536                 68,933           8,332
Richard Mogg                          420,226          31,863                305,226          17,450
United Cities                           6,116               -                  6,116               -
Bonanza Oil & Gas CO                  411,918          37,073                426,713           9,569
Bank of Commerce                      149,045               -                168,229               -
H M Lamb                                3,900             351                  5,200               -
BEC of Kansas                          22,340               -                  4,203               -
Quest Energy Services Inc.             20,000               -                      -               -
                                  ------------    ------------           ------------    ------------

Total Notes Payable                 1,112,678          85,965                994,820          36,575

Less Current Portion                  (53,359)                               (57,835)
                                  ------------    ------------           ------------    ------------

Total Long-Term Debt              $ 1,059,319     $    85,965            $   936,985     $    36,575
                                  =============   ============           ============    ============

Note 4 - Oil and Gas Producing Activities
------------------------------------------

The Company has an interest in two producing oil leases in the Buffalo Kansas area. The properties are known as the Eby/Clinesmith leases and the Ecco lease. The properties are recorded at actual cost paid for these properties with an allocation of equipment and leasehold interests. The equipment is being depreciated over a five-year period while the leasehold is amortized using a percentage of depletion from actual production. There were $ 22,178 and $ 6,438 in depletion taken as depletion for the period ended May 31, 1998 and May 31, 1997.

                       Ponderosa Gas Pipeline Co. Inc.
                        Notes to Financial Statements


Note 5 - Fixed Assets
----------------------

Fixed Assets consists primarily of gas transmission pipelines and compressors to process the gas from producing gas wells connect to the various pipelines. The assets are depreciated over a 20 year life for the pipeline and 10 year life for the compressors and major equipment using the straight-line method of depreciation.

                                             Balance               Balance
                                           May 31, 1998          May 31, 1997
                                          --------------        --------------
Cedar Creek                               $     762,072         $     761,648
Chante Pipeline                                 118,845               117,695
Thayer Pipeline                                 366,396               358,489
Quogue Pipeline                                 113,745               113,711
Claiborne Pipeline                              115,452               115,452
Kaltenback Pipeline                             123,702               123,702
Latham Pipeline                                  18,320                18,320
E Buffalo Pipeline                               11,998                11,998
Fredonia Pipeline                               152,393                     -
Equipment                                         4,983                 2,500
Storage Building                                  4,183                 4,183
Equipment on Oil & Gas Producing Wells           14,875                14,875
                                          --------------        --------------

                                          $   1,806.964         $   1,642,573
                                          ==============        ==============


Note 6 - Related Parties
-------------------------

The Organization has significant related party transactions and/or relationships with the following individuals and entities:

1) Henry Mogg - Shareholder, Director, and President - Sole shareholder and holder of Note Payable in the amount of $69,433 before accrued interest.
2)   Doug Lamb - Director and Vice-President - Note Payable to 4/10Energy
     Fund that is owned by Doug Lamb in the amount of $10,299 before accrued interest. Mr. Lamb is also involved either as an officer, director, shareholder, or partner in other related entities.


                       Ponderosa Gas Pipeline Co. Inc.
                        Notes to Financial Statements


Note 6 - Related Parties (con't)
--------------------------------

3) Quest Energy Service Inc. - Related corporation that performs service work on the pipeline and oil and gas wells that the Company owns. The
     Company owes Quest Energy Services Inc. (Quest) $79,102 and $34,569 for the period ended May 31, 1998 and 1997, respectively. Quest owes the Company $11,354 and $17,453 for primarily oil that has been produced from the Company's interest in oil and gas wells for the same period.
4) Silver City Production Company - The Company owns a 48% limited partnership interest and a 21.78% general partnership interest for a total of 69.78% interest in the partnership. Silver City owns several oil wells in the Kansas area.
5) Bonanza Oil & Gas Corp - Owned by Doug & Marsha Lamb - Contributed oil & gas leases to the Company in exchange for a note payable and assumption of a note at the Bank of Commerce.


Note 7 - Subsequent Events
---------------------------

The Company plans to merge into a "holding company" by the name of Quest
Resource Corp. as a stock exchange. Quest Resource Corp. subsequently plans to perform a "reverse" merger with a public shell in October or November of 1998.

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.



Item 2.   Management's Discussion And Analysis or Plan of Operations

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.
These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Through the quarter ended November 30, 1998, the Company had not engaged in active operations other than to seek a business combination with a viable business entity since approximately 1992. On December 30, 1998, the Company, through its wholly owned subsidiary, HYTK Holding Co., Inc., a Kansas corporation ("HYTK Holding"), effected a merger with Quest Resource
Corporation, a Kansas corporation. Quest is an oil and gas company located in southeast Kansas. The operations of the Company will hereafter be primarily focused in the oil and gas industry.

Merger with Quest Resource Corporation

A Reorganization Agreement and Plan of Merger (the "Agreement") was closed on
December 31, 1998, between and among the Company, HYTK Holding and Quest
(collectively the "Parties"). Pursuant to Agreement, HYTK Holding merged with and into Quest, which survived the merger and became a wholly owned subsidiary of the Company ("Merger"). HYTK Holding was incorporated for the purpose of facilitating the Merger.

The Company hopes the merger between HYTK Holding and Quest will result in a viable avenue toward profitability. Quest sought the Merger for a number of reasons, including: (i) Quest's consolidation of splintered ownership of various asset and entities; (ii) the potential for greater equity liquidity;
(iii) the greater potential for future financing transactions; and (iv) stock appreciation to its shareholders.

Pursuant to the Merger, Quest agreed to exchange 100% of its issued and outstanding shares of common stock, or 3,421,077 shares, in exchange for an equal quantity of shares of the Company's common stock, par value $0.001
("Common Stock"). Upon surrender of their stock certificates evidencing their ownership of Quest, the shareholders of Quest will be issued a corresponding quantity of shares of the Common Stock.

Following the share exchange, the Company issued 1,200,000 shares of its Common Stock to various employees, consultants and advisors of the Company and Quest for operational and administrative services rendered. The primary recipients of such shares are: Kenneth O'Neal - 200,000 shares; Ken W. Kurtz -
447,734 shares; and The Henry F. Mogg M&M Trust - 400,000 shares.

Ken W. Kurtz is also the president and sole shareholder of Park Street
Investments, Inc. ("Park Street") and was the Company's president until the Merger. Park Street and the Company entered into a Financial Consulting
Agreement ("Agreement") on March 5, 1998, in an effort to facilitate the revival of the Company and a business combination between the Company and a viable operating business entity.

According to the Agreement, Park Street agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street agreed to actively pursue, negotiate and structure a merger or business combination with a third party on behalf of the Company. Park Street was responsible for all such costs until the Company effected a business combination with another entity. As consideration for its services and payment of the Company's costs, the Company's board issued 2,000,000 restricted shares of Common Stock to Park
Street at par value of $.001, or $2,000. Park Street received a cash fee of $100,000 in connection with the merger with Quest and therefore agreed to cancel the 2,00,000 shares. Park Street has also agreed to assume any liabilities that existed with the Company prior to the merger.

Nature and Scope of Quest's Business: PGPC and QES

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

QES has conducted numerous oil and gas related activities in southeast Kansas from its headquarters in the Wilson County town of Benedict during the past twenty years. These oil and gas activities include: (i) the operation and maintenance of approximately 150 miles of gas gathering pipelines; (ii) the operation and servicing of over 100 oil and gas wells; (iii) the trucking and marketing of crude oil; (iv) pipeline construction; and, (v) the development of new oil and gas wells. These activities are conducted in an eight county area of southeast Kansas.

PGPC

Quest acquired PGPC from Mr. Henry Mogg in exchange for 562,050 restricted shares of Quest's common stock. PGPC's primary assets are one-hundred forty miles of gas gathering pipelines throughout southeast Kansas, oil and gas producing properties and undeveloped oil and gas reserves. The gas pipeline network accesses about 500 square miles out of which only a few square miles are being developed by competitors. PGPC has invested approximately $500,000 in pipeline infrastructure during the past three years. The gas pipelines have realized increasing gas volumes and revenues without the benefit of a company sponsored gas development program, which Quest hopes to soon implement. Quest receives approximately 10% of its revenues from other gas providers who utilize PGPC's pipelines.

The PGPC pipelines are currently operating at about 50% capacity and near breakeven cash flows at such levels. Quest believes these pipelines therefore possess tremendous potential and Quest intends to attempt to develop new gas reserves in the area of the PGPC pipelines which will increase the pipelines' usage. Since a portion of pipeline operating costs are of a fixed nature, additional gas volumes should create new revenues without proportionate increases in expense and thereby increase net operating profit significantly.

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

Although Quest owns several oil properties with substantial oil reserves and some gas producing properties, some of the oil properties have had negative cash flow with the recently depressed oil prices. Quest intends to utilize its oil reserves if and when oil prices increase, which may never happen.

Approximately 20% of Quest's revenues are generated from its oil operations.
Quest has oil and gas leases on approximately 2500 acres entitling it to the oil and gas reserves. Quest has approximately 10 million barrels in place in this field with approximately 15% being, in Quest's opinion, recoverable by today's technology.

QES

QES provides all of the service activities required for the operation and development of Quest's oil and gas properties and the gas pipelines. This is a vital role because the operation of the producing assets is a key element behind the profitability of the asset base. Its assets include trucks, well service rigs, construction equipment and a shop with repair and fabrication equipment. QES derives approximately 90% of its revenues from servicing PGPC assets. Quest believes that all fees QES earns from PGPC are equitable for both entities and are directly competitive with other such service providers.

The profitability of QES depends primarily on the profitability of the assets
(oil and gas wells and pipelines) that it operates. QES has not enjoyed the benefit of an aggressive program to develop the area gas reserves and to utilize the pipelines most effectively. Quest believes that QES's revenues will grow if more profitable gas wells can be added to QES operations. Quest also believes that any such addition of wells will increase pipeline profitability.

QES is a successor business to the oilfield service company which was started in 1958 by Douglas Lamb's father, Lawrence Lamb. Douglas Lamb became the president of the successor company of Lawrence Lamb's operation in 1983, the operations of which continue today in the form of QES. QES currently has eleven employees, most of whom have been affiliated with Quest's predecessor oil and gas operations in Benedict, Kansas, for seven to twenty years. These employees have been personally involved in the completion of most of the producing wells and in the construction of the majority of the gas pipeline network. Several of its employees are highly trusted and, in Quest's opinion, highly experienced field personnel. They are responsible for the daily operations involving the wells and pipelines. These key field personnel have significant authority to conduct their daily operations and very minimum supervision is required for these key employees.

Change in Control of the Company

Pursuant to the Merger, the Company experienced a change in control.  Prior to the Merger and after giving effect to the cancellation of 2,000,000 shares held by Park Street Investments, Inc., the Company had 52,266 shares of Common
Stock issued and outstanding,   The Company issued 3,421,077 shares of Common
Stock to the holders of Quest's common stock and one million two hundred thousand (1,200,000) shares of the Common Stock is being issued to consultants and employees of the Company or Quest as discussed above.

The current officers and directors of Quest shall remain the officers and directors of Quest after the Merger. The officers and directors of the Company and HYTK Holding resigned their positions and appointed the officers and directors of Quest as their respective replacement officers and directors.

The persons who acquired control of the Company are set forth in the following table which lists each shareholder who after the Merger beneficially owns more than 5% of the Company's issued and outstanding Common Stock. The table also sets forth the number and percentage of the outstanding shares to be owned by each such shareholder. The notes following the table are essential for a complete understanding of the Company's ownership structure due to overlapping of beneficial ownership of certain shares.

                                Number of Shares
     Beneficial Owner         Beneficially Owned(1)        Percent of Class
    ------------------       -----------------------      ------------------

Douglas L. Lamb (2)                1,579,293                    32.7%

Marsha K. Lamb (3)                 1,579,293                    32.7%

The Henry F. Mogg M&M Trust        1,212,050                    25.1%

Crown Properties, LC (4)             975,000                    20.2%

Bonanza Energy Corporation
  of Kansas (5)                      508,527                    10.5%

Park Street Investments,
  Inc. (6)                           450,299                     9.3%

(1) The number of shares beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes: (i) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha Lamb, Mr. Lamb's wife; (ii) 15,500 shares held by Marsha K.
Lamb, Douglas L. Lamb's wife; (iii) 508,527 shares held by Bonanza Energy
Corporation of Kansas, which is owned by Douglas L. Lamb and his wife, Marsha
K. Lamb; (iv) 80,766 shares held by Douglas L. Lamb. Douglas L. Lamb disclaims beneficial ownership of the shares specified in clauses (i), (ii) and (iii) above.

(3)  Includes: (i) 15,500 shares held by Marsha K. Lamb; (ii) 975,000 shares held by Crown Properties, LC, which is wholly owned by Marsha K. Lamb; (iii)
508,527 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Marsha K. Lamb and her husband, Douglas L. Lamb; and (iv)  80,766 shares held by Douglas L. Lamb, Marsha K. Lamb's husband.  Marsha K. Lamb disclaims beneficial ownership of the shares specified in clauses (iii) and
(iv) above.

(4)  Crown Properties, LC is wholly owned by Marsha K. Lamb.

(5) Bonanza Energy Corporation of Kansas is jointly owned by Douglas L. Lamb and Marsha K. Lamb.

(6)  Park Street Investments, Inc. is wholly owned by Ken W. Kurtz, the
Company's former president.  For more information on these shares and Park
Street's relationship with the Company, see the discussion above under "Merger with Quest Resource Corporation."

Post-Merger Expansion Plans

Quest's well completion success rate is over 90% during the past three years.
These wells have provided positive returns on their respective investments in addition to increasing the pipeline profitability. Quest has identified numerous gas development opportunities in its pipeline operating region which it believes can potentially add positive cash flow and gas reserves. Such opportunities have not been properly developed due to a lack of capital and lack of unity among splintered ownership with numerous entities unable or unwilling to finance additional projects. During 1998 much of this splintered ownership was consolidated in PGPC through an exchange of assets for Quest stock.

Quest intends to address the gas development opportunities by launching a serious effort to: (1) exploit the existing oil and gas reserves already owned; (2) acquire additional prospective acreage; (3) develop new reserves via workover of existing wells or by drilling new wells; and (4) expand the pipeline network to new gas production. If Quest can accomplish these efforts, which cannot be assured, it believes it can increase its profitability.

An important post merger activity of Quest will be an attempt to obtain approximately $2 million through a securities offering in order to foster the development of the existing gas reserves that are available to Quest in the vicinity of the existing pipeline network and to reduce debt. No assurances can be given that Quest will be even partially successful in its financing attempts at any time in the future or that Quest will ever be capable of increasing the gas usage of its pipelines.

There are several other gas gathering pipeline systems in Quest's region which are potential acquisition candidates. Each acquisition candidate will be thoroughly investigated and will only be seriously considered if there is significant upside potential which can justify the dilution of both Quest stock and management resources.

Bonanza Energy Corporation of Kansas ("BECK") has been the sole marketer of gas transported by the gas gathering pipelines involved in these acquisitions.
BECK is owned by Douglas and Marsha Lamb and is therefore a related entity of Quest. BECK earns a fee for the gas marketing services that it provides.
BECK has never failed to sell all of the gas that is available each month and at sales prices that are higher than other available sales alternatives.

Certain Factors That May Affect Future Results

General Risks of the Natural Gas Business. The price of natural gas is volatile and subject to wide variation. The longevity of gas wells are affected by numerous risk factors including: gas prices; mechanical factors of the well production equipment and of pipeline equipment; unpredictable geological factors affecting gas reserve life and gas flow rates; and, unpredictable operating costs which eventually exceed well revenues from declining gas production. The development of additional gas production is affected by numerous risk factors including: the availability of risk capital for gas exploration; the subjective interpretation of geological data; the availability of leases on prospective acreage for gas exploration; and, the lack of totally certain results from well completion activities.

Substantial Capital Requirements. The Company intends to make substantial capital expenditures for the acquisition, exploration development and production of its oil and gas reserves. If revenues were to decrease as a result of lower oil and gas prices, decreased production or otherwise, the

Company may have limited ability to proceed with these plans, resulting in a further decrease in production and revenues. If the Company's cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

Need for Additional Development. Additional development of the gas reserves in the vicinity of the PGPC pipelines is required to increase the profitability of the pipelines to a level sufficient to sustain company operations without dependence upon outside capital infusions.

Replacement of Reserves. The Company's future success will depend upon Quest's ability to find, acquire and develop additional oil and gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. To increase reserves and production, the Company must continue its development drilling and recompletion programs, identify and produce previously overlooked or bypassed zones in shut-in wells, acquire additional properties or undertake other replacement activities. The
Company's current strategy is to increase its reserve base, production and cash flow through the development of its existing oil and gas fields and selective acquisitions of other promising properties where the Company can utilize its existing technology. The Company can give no assurance that its planned revitalization, development and acquisition activities will result in significant additional reserves or that the Company will have success in discovering and producing reserves at economical exploration and development costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase significantly, the Company's exploration costs for additional reserves may also increase.

Uncertainty of Reserve Estimates. Oil and gas reserve estimates and the present value estimates associated therewith are based on numerous engineering, geological and operational assumptions that generally are derived from limited data. Common assumptions include such matters as the extent and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate. If reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated. Moreover, significant downward revisions of reserve estimates may adversely affect the Company's ability to borrow funds in the future or have an adverse impact on other financing arrangements.

In addition, any estimates of future net revenues and the present value hereof are based on period ending prices and on cost assumptions made by the Company which only represent its best estimate. If these estimates of quantities, prices and costs prove inaccurate and the Company is unsuccessful in expanding its oil and gas reserves base, and/or declines in and instability of oil and gas prices occur, writedowns in the capitalized costs associated with the Company's oil and gas assets may be required. The Company will also rely to a substantial degree on reserve estimates in connection with the acquisition of producing properties. If the Company overestimates the potential oil and gas reserves of a property to be acquired, or if its subsequent operations on the property are not successful, the acquisition of the property could result in substantial losses to the Company.

Operating Hazards.  Oil and gas operations involve a high degree of risk.
Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a well financially or physically impractical. Similarly, the testing and recompletion of oil and gas wells involves a high degree of risk arising from operational failures, such as blowouts, fires, pollution, collapsed casing, loss of equipment and numerous other mechanical and technical problems. Any of the foregoing hazards may result in substantial losses or liabilities to third parties, including claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to persons or property.

Product Liability. The Company currently does not carry product liability insurance covering its products. The Company does intend to pursue such insurance but cannot predict whether the Company will be able to obtain such insurance in amounts and coverages adequate to cover the risks inherent in the oil and gas industry or that such insurance will be available at premiums which can be economically justified. Lack of this insurance could expose the Company to claims for substantial damages.

Competition. The Company's oil and gas exploration activities are centered in a highly competitive field. In seeking any other suitable oil and gas properties for acquisition and related personnel and equipment, the Company may be competing with a number of other companies, including large oil and gas companies and other independent operators who may have greater financial resources.

Dependence on Key Employees and Technical Personnel. The Company is substantially dependent upon the continued services of Douglas Lamb, its president and a director. This individual is in good health; however, his disability or death would have a significant adverse impact on the Company's business operations. To the extent that his services become unavailable, the Company will be required to retain other qualified personnel; there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

Similarly, the oil and gas exploration industry requires the use of personnel with substantial technical expertise. In the event that the services of its current technical personnel become unavailable, the Company will need to hire qualified personnel to take their place; no assurance can be given that it will be able to recruit and hire such persons on mutually acceptable terms.

Governmental Regulations. The Company is subject to numerous state and federal regulations, environmental and otherwise, that may have a substantial negative effect on its ability to operate at a profit.

General Economic Risks/Potential Volatility of Stock Price. The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in general and local economic conditions may cause high volatility in the market price of the Company's securities and may adversely affect an investment in these securities. Oil and gas prices are extremely volatile and are subject to substantial seasonal, political and other fluctuations, all of which are beyond the Company's control.

Future Acquisitions. The Company intends to develop and expand its business, principally by developing its existing oil and gas leases and acquiring additional oil and gas producing properties and/or leases thereon. See the caption "Management's Discussion and Analysis and Plan of Operation," herein.
Although Quest has selected several properties in connection with its expansion plans, no assurances can be given that such properties will undergo attempted commercial development, or if they are developed, that any will be successful or have any material positive effect on Quest or the Company.

                                   PART II

Item 5.  Other Information

As stated in Item 2 above, the Company's wholly owned subsidiary, HYTK Holding
Co., Inc., a Kansas corporation ("HYTK Holding"), merged (the "Merger") with
Quest Resource Corporation, a Kansas corporation ("Quest"). The amount of assets the Company acquired from Quest pursuant to the Merger is extremely significant when compared to the Company's pre-Merger assets. For all other information required by Form 8-K concerning the acquisition of these assets, see "Item 2 - Management's Discussion and Analysis or Plan of Operations,
Merger with Quest Resource Corporation."

Change in Certifying Accountant

As the Company will hereafter be focused on the operations of Quest, it has retained the services of Quest's independent certified public accountant, Clyde Bailey, P.C., as of January 14, 1999, for all of the Company's needs.
Seller's and Associates, the Company's previous accountant ("Seller's"), was dismissed by the Company's board of directors on January 14, 1999, in connection with the Merger of Quest. This dismissal was unrelated to Seller's competence, practices and procedures. Seller's financial statement reports did not contain any adverse opinion, disclaimer of opinion, or modified opinion.

Seller's and Associates have provided the SEC a letter, attached hereto as an exhibit and incorporated by reference, stating that it does not disagree with any of the foregoing statements regarding the Company's change in certifying accountant.

Item 6.  Exhibits and Reports on Form 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 12 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended November 30, 1998.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of January 1999.

                                   HYTK Industries, Inc.


                                   /s/ Douglas L. Lamb
                                   -------------------------------
                                   Douglas L. Lamb, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Douglas L. Lamb           President and Director        January 14, 1999
----------------------------
Douglas L. Lamb

/s/ Richard M. Cornell        Secretary and Director        January 14, 1999
----------------------------
Richard M. Cornell

/s/ John C. Garrison          Treasurer and  Director       January 14, 1999
----------------------------
John C. Garrison



                            INDEX TO EXHIBITS

Exhibit   Description
Page No.  No.            Description
--------  -----------    -----------

*         3(i)           The Company's Articles of Incorporation
                         (incorporated herein by reference to the
                         Exhibits to the Company's Registration Statement
                         on Form S-18, Registration No. 2-99737-LA ).

*         3(ii)          The Company's Bylaws, as amended  (incorporated
                         herein by reference to the Exhibits to the Company's
                         Registration Statement on Form S-18, Registration No.
                         2-99737-LA).

*          2             Reorganization Agreement and Plan of Merger
                         dated December 31, 1998, between and among HYTK
                         Holding Co., Inc., Quest Resource Corporation
                         and HYTK Industries, Inc. (Incorporated herein
                         by reference to the Company's Form 10-QSB dated
                         August 31, 1998).

*          10            Financial Consulting Agreement dated March 5,
                         1998, by and between Park Street Investments,
                         Inc. and HYTK Industries, Inc.  (Incorporated
                         herein by reference to the Company's Form 10-QSB
                         dated November 30, 1997).

14        16             January 14, 1999 Letter Seller's and Associates
                         regarding the change of certifying accountant of
                         HYTK Industries, Inc.



                                   Page 13

