Form 10QSB
period 1999-02-28
HYTK INDUSTRIES INC
filed 1999-04-21
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999

[ ]  Transition report under Section 13 or 15(d) of the Securities  Exchange Act
     of   1934   (No   fee   required)   for   the   transition    period   from
     ____________________ to _____________________.

Commission file number: 0-17371

                              HYTK INDUSTRIES, INC.
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)


    Nevada                                                         88-0182808
---------------                                              -------------------
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
                                         Yes  [XX]      No [  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of April 14, 1999, was 4,823,343.

                                     Total of Sequentially Numbered Pages:    14
                                                     Exhibit Index on Page:    8

                                          TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION....................................................................................3
         Item 1.  Financial Statements............................................................................3
         Item 2.  Management's Discussion And Analysis  ..........................................................4
                  Expansion Plans.................................................................................4
                  Results of Operations...........................................................................5
                  Capital Resources and Liquidity.................................................................5
                  Year 2000 Concerns..............................................................................5

PART II - OTHER INFORMATION.......................................................................................6
         Item 2.  Changes in Securities and Use of Proceeds.......................................................6
         Item 6.  Exhibits and Reports on Form 8-K................................................................6


         SIGNATURES...............................................................................................7

         INDEX TO EXHIBITS........................................................................................8

                                   PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Unless otherwise indicated, the term "Company" refers to HYTK Industries, Inc., and its current and former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended February 28, 1999 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.






















                [ THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK ]

                                          HYTK Industries Inc.
                                      and wholly owned subsidiary
                                       Quest Resource Corporation
                                   Unaudited Statement of Operations
                                 For the Quarters and Nine Month Period
                                       February 28, 1999 and 1998

                                                    Quarter Ended              Nine Months Ended
                                            Feb. 28, 1999  Feb. 28, 1998  Feb. 28, 1999   Feb 28, 1998
Revenue
Oil & Gas Well Servicing Revenue ......     $  59,501      $    0.00      $   328,986     $   0.00
Pipeline Transportation Revenue .......        66,143                         185,392
Pipeline Operating Revenue ............       107,070                         295,133
Oil & Gas Production Revenue ..........        98,472                         169,111
Oil & Gas Marketing Revenue ...........        10,854                          41,764
Other Revenue .........................           750                           8,260
                                            ---------      ---------      -----------     --------
              Total Revenues ..........     $ 342,790      $    0.00      $ 1,028,646     $   0.00

Cost of Revenues
Purchases & Outside Services ..........     $  78,333      $    0.00      $   225,953    $    0.00
Lease Operating Expenses ..............        52,448                         106,298
Pipeline Operating Expenses ...........        19,037                         151,213
Wages .................................        81,473                         251,142
Payroll Taxes .........................         7,149                          21,248
Utilities-Leases ......................        16,327                          57,897
Tags, License, & Equipment Repairs ....        12,022                          16,015
Fuel, Oil, Etc ........................         8,230                          33,277
                                            ---------      ---------      -----------     --------
              Total Cost of Revenues ..     $ 275,019      $    0.00      $   863,043     $   0.00
                                            ---------      ---------      -----------     --------
              Gross Profit ............     $  67,771      $    0.00      $   165,603     $   0.00

General and Administrative Expenses
Interest ..............................     $  49,277      $    0.00      $   125,754           29
Depreciation & Amortization ...........        38,984                         116,952
Insurance .............................        13,827                          55,843
Repairs ...............................         8,400                          20,101
Legal & Professional ..................        24,786                          33,973
Depletion .............................        14,771                          22,239
Supplies ..............................         1,626                           4,464
Telephone .............................         4,999                          14,446
Utilities .............................         1,979                           5,436
Other Expenses ........................        17,617                          30,572
                                            ---------      ---------      -----------     --------
Total General & Administrative Expenses     $ 176,266      $    0.00      $   429,780        $  29
                                            ---------      ---------      -----------     --------

Net Income (Loss) from Operations .....    ($ 108,495)     $    0.00     ($   264,177)      ($  29)


                                          HYTK Industries Inc.
                                      and wholly owned subsidiary
                                       Quest Resource Corporation
                                   Unaudited Statement of Operations
                                 For the Quarters and Nine Month Period
                                       February 28, 1999 and 1998

                                                   Quarter Ended              Nine Months Ended
                                            Feb 28, 1999 Feb 28, 1998     Feb 28, 1999    Feb 28, 1998
Net Income (Loss) from Operations (con't)   ($108,495)   $      0.00     ($   264,177)   ($     29)

Extraordinary Items:
Sale of Assets ..........................   $    0.00    $      0.00      $    15,286     $   0.00
Interest Income .........................         108                             259
                                            ---------      ---------      -----------     --------

Total Extraordinary Items ...............   $     108    $      0.00      $    15,545     $   0.00
                                            ---------      ---------      -----------     --------

Net Income Before Income Taxes ..........  ($ 108,387)    $     0.00      ($  248,632)   ($     29)

Provision for Income Taxes:
Current Tax Expense .....................   $    0.00      $    0.00      $         0
Deferred Tax Expense ....................     -25,520           0.00          -61,454            0
                                            ---------      ---------      -----------     --------

Provision for Income Taxes ..............  ($  25,520)     $    0.00     ($    61,454)    $   0.00

Net Income (Loss) .......................  ($  82,867)     $    0.00     ($   187,178)   ($     29)

                                          HYTK Industries Inc.
                                      and wholly owned subsidiary
                                       Quest Resource Corporation
                                             Balance Sheet
                                        As of February 28, 1999

                                              A S S E T S
Current Assets
Cash ..............................................................  ($     5,035)
Accounts Receivable ...............................................       300,303
Notes Receivable ..................................................        99,500
Inventory .........................................................        23,140
                                                                      -----------
              Total Current Assets ................................                      $   417,908

Fixed Assets
Equipment .........................................................   $   283,329
Pipeline Assets ...................................................     2,502,684
Oil & Gas Well Equipment ..........................................       385,084
Office Equipment ..................................................        20,369
Buildings .........................................................        40,159
Land ..............................................................         5,000
Gas Service Contract ..............................................        25,000
Less: Allowance for Depreciation ..................................  ($ 1,508,442)
                                                                      -----------
                                                                                         $ 1,753,183
Other Assets
Contracts & Right of Way, net .....................................   $   103,938
Oil & Gas Leasehold Interests .....................................       772,977
Organization Costs, net ...........................................        61,242
Deferred Tax Credit ...............................................       183,380
                                                                      -----------
                                                                                         $ 1,121,537

              Total Assets ........................................                      $ 3,292,628
                                                                                         -----------

                                          HYTK Industries Inc.
                                      and wholly owned subsidiary
                                       Quest Resource Corporation
                                             Balance Sheet
                                        As of February 28, 1999

                    L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y


Current Liabilities
Accounts Payable ..................................................   $   163,510
Oil & Gas Payable .................................................       129,707
Accrued Interest ..................................................       147,155
Notes Payable, Current Portion ....................................       249,607
Accrued Expenses ..................................................         3,851
                                                                      -----------
              Total Current Liabilities                                                  $   693,830

Non-Current Liabilities
Notes Payable .....................................................   $ 1,664,045
Less Portion Shown as Current .....................................  ($   249,607)
                                                                      -----------
                                                                                         $ 1,414,438

Stockholders' Equity
Common Stock, 20,000,000 Shares Authorized
    4,823,343 shares outstanding
Paid In Surplus ...................................................   $ 1,746,683
Retained Earnings .................................................      -562,323
                                                                      -----------
                                                                                         $ 1,184,360

              Total Liabilities and Stockholders' Equity ..........                      $ 3,292,628

                                         HYTK Industries, Inc.
                                      and wholly owned subsidiary
                                       Quest Resource Corporation
                              Unaudited Statement of Stockholder's Equity
                                           February 28, 1999

                                                Par          Paid-In        Retained
                                Shares         Value         Capital        Earnings         Total
                              ----------    -----------    -----------    -----------     ----------
Balance  June 1, 1997 ....        52,266    $        52    $ 1,108,846    ($1,123,882)   ($   14,984)

Issuance of Stock ........     2,000,000    $     2,000    ($    2,000)   $         0

Net Income ...............                                               ($        29)   ($       29)
                              ----------    -----------    -----------    -----------     ----------

Balance  May 31, 1998 ....     2,052,266    $     2,052    $ 1,108,846    ($1,125,911)   ($   15,013)

Stock Merger .............     4,771,077    $     4,771    $   633,014    $   748,766    $ 1,386,551

Stock Cancellation .......    -2,000,000    ($    2,000)   $         0    $     2,000    $         0

Net Income (Loss) ........                                               ($   187,178)   ($  187,178)
                              ----------    -----------    -----------    -----------     ----------

Balance  February 28, 1999     4,823,343    $     4,823    $ 1,741,860    ($  562,323)    $1,184,360
                              ==========    ===========    ===========    ===========     ==========

                                    HYTK Industries Inc.
                                 and wholly owned subsidiary
                                 Quest Resource Corporation
                              Unaudited Statement of Cash Flows
                           For the Quarters and Nine Month Period
                                 February 28, 1999 and 1998

                                                                         Nine Months Ended
                                                                      February 28,   February 29,
                                                                        1999            1998
                                                                      ---------      --------
Cash Flows from Operating Activities:

Net Income ........................................................  ($ 187,178)     $   0.00
              Adjustments to Reconcile Excess Contributions to cash
              provided from operations:

              Depreciation ........................................   $ 110,482      $   0.00
              Amortization ........................................       6,470
              Accounts Receivable .................................                   -12,805
              Inventory ...........................................           0
              Accounts Payable ....................................      13,895
              Oil & Gas Payable ...................................       9,521
              Notes Receivable ....................................                   -73,000
              Deferred Tax Credit .................................                   -25,520
              Accrued Interest Payable ............................      77,379
              Accrued Expenses ....................................                   -84,349
                                                                      ---------      --------

              Total Adjustments ...................................   $  22,073      $   0.00

Net Cash used in Operating Activities .............................  ($ 165,105)     $   0.00

Cash flows from Investing Activities:

              Fixed Assets ........................................  ($ 699,288)     $   0.00
                                                                      ---------      --------

Net Cash used in Investing Activities .............................  ($ 699,288)     $   0.00

Cash flows from Financing Activities

              Net Long-Term Borrowing .............................   $  58,127      $   0.00
              Common Stock
              Paid-In-Capital .....................................     794,670
                                                                      ---------      --------

Net Cash used in Financing Activities .............................   $ 852,797      $   0.00

Net Increase (Decrease) in Cash ...................................  ($  11,596)     $   0.00

Cash Balance, Begin of Period .....................................   $   6,561      $   0.00

Cash Balance, End of Period .......................................  ($   5,035)     $   0.00

Item 2.           Management's Discussion And Analysis

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

On December 30, 1998, the Company, through its wholly owned subsidiary, HYTK Holding Co., Inc., a Kansas corporation ("HYTK Holding"), effected a Reorganization Agreement and Plan of Merger (the "Agreement") by which it acquired Quest Resource Corporation, a Kansas corporation ("Quest"). Pursuant to the Agreement, HYTK Holding merged with and into Quest, which survived the merger. HYTK Holding was incorporated for the purpose of facilitating the Merger. The Agreement and acquisition of Quest was more fully described in the Form 10-QSB filed by the Company for its fiscal quarter ended November 30, 1998, which is incorporated herein by this reference.

Quest was incorporated on November 3, 1997 to facilitate the consolidation of a number of related entities. Quest has integrated the operations of two sister companies, Quest Energy Service, Inc., a Kansas corporation ("QES"), and Ponderosa Gas Pipeline Company, Inc., a Kansas corporation ("PGPC"), which have thus become wholly owned subsidiaries of the Company.

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

The pipelines serve areas where additional gas volumes are available from proven and probable yet undeveloped gas reserves. Quest therefore has a strong expectation of increased gas volumes in PGPC's pipelines which should result in increased profitability. In the event Quest is capable of conducting future gas development efforts, it anticipates such efforts will provide significant additional revenue.

Although Quest owns several oil properties with substantial oil reserves, some of the oil properties have had negative cash flow with the recently depressed oil prices and have been shut down.

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

Expansion Plans

To achieve significant profitability, the Company believes it must expand its gas reserves. For this to occur, the Company must secure additional funding. No assurances can be given that the Company will be successful in obtaining additional financing, and, if it does not, the Company expects to operate at near break even levels.

In January 1999, an abandoned oil well was successfully converted into a producing gas well in Wilson County, Kansas by PGPC. This well conversion cost less than $20,000 and, based on its current rate of production is expected to achieve 100% payback within six months. The well is located on a Quest pipeline which also benefits from the additional gas being produced by this newly converted well. The Company hopes to effect more gas well conversions along its existing pipeline network during the remainder of 1999.

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

Results of Operations

The Company was essentially dormant of operational activity until the merger with Quest in December, 1998 so there are no previous periods with comparable operations for the quarter and the nine months ended on February 28th. The only operational financial activity for the nine months ended February 28, 1998 was interest expense of $29 which resulted in a net loss of that amount for the period since there was no income.

Revenue from operations for the quarter and the nine month period ended February 28, 1999 was $342,790 and $1,028,646 respectively which resulted in a net loss after provision for income taxes of $82,867 and $187,178. Legal and professional fees related to the merger contributed to higher expenses for the quarter ended February 28, 1999. Depreciation, amortization and depletion expenses included in these net loss amounts were $53,755 and $139,191 respectively.

Capital Resources and Liquidity

The Company had a deficit in working capital of $275,922 at February 28, 1999 which is primarily comprised of accrued interest and the current portion of Notes Payable. Until the anticipated development of area gas reserves is begun, the Company is expected to continue operating at near break even cash flow levels. Such was the case during the nine month period ended February 28, 1999 in which the cash balance began with $8,581 and ended with ($5,035). No assurance can be given that the Company will be successful in obtaining the additional funding required for the development of gas reserves in the Quest pipeline area.

Year 2000 Concerns

The  Company  has  addressed  the  concerns  of  potential  year 2000  computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought its systems significantly into compliance with the year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary.



                           PART II - OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

During the quarter ended February 28, 1999, the Company issued a total of 3,571,077 shares of its common stock pursuant to exemptions from registration. On December 31, 1998, 3,421,077 shares were issued to the holders of 100% of the outstanding equity of Quest Resource Corporation, pursuant to a Reorganization Agreement and Plan of Merger (the "Agreement") discussed more fully in Part I,
Item 2 above. These shares were issued pursuant to Sections 3(b) and 4(2), and Rule 505 under the Securities Act of 1933, as amended (the "Act").

On January 4, 1999, Richard H. and/or Bonnie Mogg received 50,000 shares and Kenneth O'Neal received 100,000 shares of the Company's common stock in transactions exempt from registration under Sections 3(b) and 4(2) of the Act. These shares were issued in consideration for services previously rendered by Richard Mogg and Kenneth O'Neal.


Item 6.           Exhibits and Reports on Form 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended February 28, 1999.






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of April 1999.



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

Signature                     Title                         Date

/s/ Douglas L. Lamb           President and Director        April 20, 1999
----------------------------
Douglas L. Lamb


/s/ Richard M. Cornell        Secretary and Director        April 20, 1999
----------------------------
Richard M. Cornell


                              Treasurer and Director        April 20, 1999
----------------------------
John Garrison

                                          INDEX TO EXHIBITS


Exhibit   Description
Page No.  No.            Description
--------  -----------    -----------

o           3(i)         The Company's  Articles of Incorporation  (incorporated
                         herein by reference  to the  Exhibits to the  Company's
                         Registration  Statement on Form S-18,  Registration No.
                         2-99737-LA ).

o           3(ii)        The Company's Bylaws, as amended  (incorporated  herein
                         by  reference   to  the   Exhibits  to  the   Company's
                         Registration  Statement on Form S-18,  Registration No.
                         2-99737-LA).

o           2            Reorganization  Agreement  and  Plan  of  Merger  dated
                         December 31, 1998,  between and among HYTK Holding Co.,
                         Inc.,  Quest Resource  Corporation and HYTK Industries,
                         Inc. (Incorporated herein by reference to the Company's
                         Form 10-QSB for the quarter ended November 30, 1998).

*           16           January  14,  1999  Letter   Seller's  and   Associates
                         regarding the change of  certifying  accountant of HYTK
                         Industries, Inc. (Incorporated herein by reference from
                         the  Company's   Form  10-QSB  for  the  quarter  ended
                         November 30, 1998).