Form 10QSB/A
period 1999-02-28
HYTK INDUSTRIES INC
filed 1999-04-30
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

(b) Reports on Form 8-K. During the quarter ended February 28, 1999, the Company filed one report on Form 8-K, when on February 24, 1999, it disclosed its change of Certified Accountant.






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                        6

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of April 1999.



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

Signature                           Title                         Date

 /s/ Douglas L. Lamb                President and Director        April 26, 1999
----------------------------
Douglas L. Lamb


 /s/ Richard M. Cornell             Secretary and Director        April 26, 1999
----------------------------
Richard M. Cornell


                                    Treasurer and Director        April 26, 1999
----------------------------
John Garrison





                                        7



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

*            16                January  14,   1999   Letter  of   Seller's   and
                               Associates regarding the change of certifying accountant of HYTK Industries, Inc. (Incorporated herein by reference from the Company's Form 8-K filed on February 24, 1999).