Form 10KSB
period 1999-05-31
HYTK INDUSTRIES INC
filed 1999-09-13
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from ______________ to _________________.

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

                      701 East Main, Benedict, Kansas 66714
               (Address of Principal Executive Offices)(Zip Code)

                                  316-698-2250
                (Issuer's Telephone Number, Including Area Code)

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

                          Yes X         No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended May 31, 1999 were $1,540,954.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the Company's Common Stock during the month of July, 1999 at $5.50 per share was $12,760,000.

The number of shares outstanding of the issuer's common stock as of August 26, 1999 was 5,292,843.

                                      Total of Sequentially Numbered Pages:   52
                                                     Exhibit Index on Page:   19

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3

ITEM 2.  DESCRIPTION OF PROPERTY...............................................5

ITEM 3.  LEGAL PROCEEDINGS.....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS...............................................................7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................7

ITEM 7.  FINANCIAL STATEMENTS.................................................11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................12

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT.....................................................12

ITEM 10. EXECUTIVE COMPENSATION...............................................13

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS..............................14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................16

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................17

         SIGNATURES...........................................................18

         INDEX TO EXHIBITS....................................................18

                                     PART I

ITEM 1.DESCRIPTION OF BUSINESS

Business of Issuer

The fiscal year ended May 31, 1999, of HYTK Industries, Inc., a Nevada corporation (the "Company"), was a period of significant change and transition. On December 31, 1998, the Company, through its wholly owned subsidiary, HYTK Holding Co., Inc., a Kansas corporation ("HYTK Holding"), effected a merger (the "Merger") with Quest Resource Corporation, a Kansas corporation ("Quest"). Pursuant to the Merger, the Quest shareholders agreed to exchange 100% of its issued and outstanding shares of common stock, or 3,421,077 shares, in exchange for an equal quantity of shares of the Company's common stock, par value $0.001 ("Common Stock"). Unless the context indicates otherwise, the term "Company" shall hereinafter refer to HYTK Industries, Inc., a Nevada corporation, and its predecessors and subsidiaries.

Quest is an independent energy company with an emphasis on the production, transportation and development of natural gas in southeast Kansas. Quest's management and key personnel have been involved in oil and gas production activities in southeast Kansas for more than twenty years. Since its incorporation on November 3, 1997 Quest has integrated the operations of two sister companies, Quest Energy Service, Inc., a Kansas corporation ("QES"), and Ponderosa Gas Pipeline Company, Inc., a Kansas corporation ("PGPC"). References to Quest shall refer to and include its subsidiaries unless otherwise indicated.

Since the Merger on December 31, 1998, management has focused upon reducing debt and upon continuing the consolidation of oil and gas properties and pipeline assets into the Company through the Quest subsidiary, PGPC. These efforts have resulted in an asset base with a net book value at May 31, 1999 of $4.3 million, total debt of $1.6 million, and stockholder's equity of $2.7 million.

The Company incurred a slight loss but had positive cash flow from operations for the fiscal year ended May 31, 1999. With most of the planned consolidation of assets now accomplished, management intends to intensify it efforts to develop the accumulated asset base as described in Items 2, and 6. The assets are grouped into the two operating subsidiary companies, PGPC and QES, which are more fully described below.

Ponderosa Gas Pipeline Company, Inc.   (PGPC)

PGPC was incorporated in the State of Kansas in 1996 by Mr. Henry F. Mogg for the purpose of consolidating the ownership of his various pipeline assets into one entity. Mr. Mogg remained the sole stockholder of PGPC until 1998 when PGPC was acquired by Quest. Mr. Douglas L. Lamb has been an officer in PGPC since inception and was involved in the negotiation of all of the numerous asset acquisitions made by PGPC.

PGPC's primary assets include 131 miles of gas gathering pipelines in several counties of southeast Kansas and its oil and gas producing properties. The gas pipeline network accesses about 500 square miles out of which only a few square miles are being developed by competitors. Quest acquired PGPC from Mr. Henry Mogg in exchange for 562,050 shares of Quest's common stock. PGPC has invested approximately $600,000 for improvements to its pipeline facilities during the past four years. The gas pipelines have realized increasing gas volumes and revenues without the benefit of a company sponsored gas development program, which Quest hopes to soon implement. Quest's pipelines are also used by third parties and approximately 10% of Quest's revenues derive from other gas providers who utilize PGPC's pipelines.

These improvements have resulted in a regional gas gathering network which is almost fully linked together for bi-directional flow that provides the exclusive market for natural gas production in a multiple county region. The PGPC pipeline network has multiple market outlets with above average prices that can accommodate substantial additional gas volumes.

PGPC also owns numerous oil and gas properties in southeast Kansas. PGPC currently has oil and gas leases on over 5,000 acres entitling it to the oil and gas reserves therein. PGPC's primary focus is on the acquisition and development of gas reserves in the region served by its gas gathering pipeline network which management expects will significantly increase PGPC's leased acreage, gas reserves and gas production in the future.

Quest Energy Service, Inc.   (QES)

QES was incorporated in the State of Kansas in 1995 when it acquired all of the trucks, equipment, and facilities necessary to operate and maintain PGPC's pipelines and properties. Douglas Lamb has been in a CEO position conducting oilfield and gas pipeline operations out of Benedict, Kansas, since 1980. His brother, Dennis Lamb, is the QES field superintendent who has also been involved in the business for over 20 years in field operations. They both grew up in the oil industry as their father, Lawrence Lamb, first became an independent oil producer in 1958. The QES oil and gas operations today involve multiple activities which include: (i) the operation and maintenance of approximately 150 miles of gas gathering pipelines; (ii) the operation and servicing of over 100 oil and gas wells; (iii) the trucking and marketing of crude oil; (iv) new pipeline construction and pipeline renovation; and, (v) the development of new oil and gas wells. These activities are conducted in an eight county area of southeast Kansas.

QES currently has thirteen employees, most of whom have been affiliated with the oil and gas operations in Benedict, Kansas, for seven to twenty years. These employees have been personally involved in the completion of most of the producing wells and in the construction of the majority of the gas pipeline network. Several of its employees are supervisors of field operations and responsible for the daily operations involving the wells and pipelines. These key field personnel have significant authority to conduct their daily operations and very minimum supervision is required for these key employees.

QES provides all of the service activities required for the operation and development of Quest's oil and gas properties and the gas pipelines. Its assets include trucks, well service rigs, construction equipment and a shop with repair and fabrication equipment. QES derives approximately 90% of its revenues from servicing PGPC assets. Quest management believes that all fees QES earns from PGPC are equitable for both entities and are directly competitive with other such service providers.

Competition

The Company's oil and gas exploration activities are centered in a highly competitive field. In seeking any other suitable oil and gas properties for acquisition and related personnel and equipment, the Company may be competing with a number of other companies, possibly including larger oil and gas companies and other independent operators who may have greater financial resources.

Environmental Regulation

The Company is subject to numerous state and federal environmental regulations. Internal procedures and policies exist within the Company to ensure that its operations are conducted in full and substantial regulatory compliance and the Company believes it is currently operating within all such regulations. While the Company intends to fully comply with such requirements, this compliance can be very complex, and therefore no assurances can be given that such environmental regulations will not detrimentally affect the Company in the future.

ITEM 2.DESCRIPTION OF PROPERTY

Ponderosa Gas Pipeline Company, Inc. (PGPC)

Pipelines . PGPC owns approximately 131 miles of gas gathering pipelines in the counties of Wilson, Woodson, Greenwood, Neosho and Chautauqua counties in southeast Kansas. This pipeline network provides a market outlet for natural gas in a region of approximately 500 square miles in size. Included in this pipeline network are ten gas compressors which are wholly owned by PGPC. The market outlets available to this gas gathering pipeline network include connections to both intrastate and interstate delivery pipelines.

On May 1, 1999, PGPC entered into an Asset Sale and Purchase Agreement ("Purchase Agreement") with Shotgun Ridge Gas System, L.C., a Kansas limited liability company ("SRGS"), and 4/10 Energy Fund, Inc., a Kansas corporation ("4/10"), whereby PGPC purchased all real and personal property owned by SRGS, including various pipelines and related oil and gas equipment in exchange for 160,000 shares of the Company's Common Stock. PGPC acquired the assets free of any liens or ownership encumbrances which have been valued at $411,400, as more fully discussed in the financial statements attached hereto. For more information on this acquisition, see the Purchase Agreement attached hereto as
Exhibit 10(i)(a) and incorporated by reference.

Producing Wells and Acreage . The following table sets forth certain information regarding PGPC's ownership of productive wells and acreage, as of May 31, 1999. For purposes of this table, productive wells are producing wells and wells capable of production.

No difference exists between gross and net as the Company owns 100% of all wells and acres below referenced.

                       PRODUCTIVE WELL AND ACREAGE SUMMARY
                                  May 31, 1999

     PRODUCTIVE WELLS                          LEASEHOLD ACREAGE
----------------------------- --------------------------------------------------
                              Proven     Proven       Unproven
  Oil   Natural Gas  Total    Developed  Undeveloped  Undeveloped   Total Leased
------  -----------  -----    ---------  -----------  -----------   ------------
  45         8        53        660          680         3,988          5,328

Note: While the Company believes that the above wells and acreage will increase in the future because the Company has just begun to focus on developing gas production for its retained ownership, no such assurances can be given.

Production volumes, sales prices, and production costs. The following tables set forth certain information regarding the oil and gas properties owned by PGPC in fiscal year 1999.


                                                      Net Gas Production per Mcf
                                                      --------------------------
                                                         For Fiscal Year Ended
                                                        -----------------------
                                                         5/99    5/98     5/97
                                                        ------  ------   ------
Net gas production (mcf)                                73,528  67,270   70,384
Average wellhead gas price*                              $1.12   $1.26    $1.21
Average production cost                                  $0.82   $0.65    $0.74
Net revenue                                              $0.30   $0.61    $0.47

*This gas price is that realized by the PGPC working interest in the wells after all royalties and gas gathering charges are deducted. .

                                                      Net Oil Production per Bbl
                                                      --------------------------
                                                         For Fiscal Year Ended
                                                        -----------------------
                                                         5/99    5/98     5/97
                                                        ------  ------   ------
Net oil production (barrels)                            18,159  18,948   17,226
Average wellhead oil price*                              $8.67  $11.72   $15.73
Average production cost                                  $8.81  $10.30   $12.65
Net revenue                                              $(.14) $ 1.42   $ 3.08

*This oil price is that realized by the PGPC working interest in the wells after all royalties and transportation charges.

Delivery Commitments. While the Company does not have formal delivery commitments, its gas is marketed exclusively by Bonanza Energy Corporation of Kansas ("BECK"), which has long-term relationships with the end users of the Company's gas. Therefore, while no such assurances can be given, the Company does not anticipate a problem obtaining ongoing commitments for its gas.

Quest Energy Service, Inc. (QES)

The primary property categories within QES are: trucks, well service rigs and construction equipment; and, a repair and fabrication shop which is located in Benedict, Kansas. The QES employees represent its most valuable asset category. Five administrative personnel work out of the office facility on the east edge of Benedict, Kansas at 701 East Main Street. The office facility is leased from Crown Properties, LC for $500 per month. Crown Properties, LC is owned by Marsha Lamb who is also an officer of QES and PGPC. Field operations include five "pumpers" or employees whose primary duties are to operate the wells and the pipelines. QES employs additional personnel who are responsible for: well servicing, pipeline maintenance, the development of new wells and associated infrastructure, and new pipeline construction.


ITEM 3.LEGAL PROCEEDINGS

Management is not aware of any pending or threatened legal proceedings involving the Company or any of its subsidiaries.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

No shares of Common Stock are subject to outstanding options or warrants to purchase, and no other securities convertible into Common Stock are currently issued or outstanding. All outstanding shares of Common Stock are fully paid and nonassessable. The Company's Common Stock was approved for trading on the OTC Bulletin Board on June 8, 1999, under the symbol "QRCP." The table set forth below lists the range of high and low bids of the Company's Common Stock for each month subsequent to the time trading actually commenced on July 9, 1999 through August 26, 1999. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


              Month                         High Price             Low Price
   ------------------------------- ----------------------------- ------------
            July 1999                         $4.50                  $5.50
   ------------------------------- ----------------------------- ------------
           August 1999                       $10.00                  $9.00
   ------------------------------- ----------------------------- ------------

Record Holders

There are 950,000,000 shares of Common Stock authorized for issuance and 50,000,000 shares of Preferred Stock authorized for issuance. As of August 26, 1999, there were 5,292,843 shares of Common Stock issued and outstanding, held by approximately 2,065 record holders. No shares of Preferred Stock have been issued and none are outstanding.

Dividends

The Company has not declared any cash dividends on its Common Stock for the last three years and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The payment of dividends on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE HEREIN. EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN STATEMENTS HEREIN ARE FORWARD-LOOKING STATEMENTS THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

FORWARD-LOOKING STATEMENTS INVOLVE ESTIMATED FUTURE NET REVENUES FROM OIL AND NATURAL GAS RESERVES AND THE PRESENT VALUE THEREOF, PLANNED CAPITAL EXPENDITURES, INCREASES IN OIL AND GAS PRODUCTION AND DEVELOPMENT, AND THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THESE EXPECTATIONS ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE EXPECTED EFFECTS ON ITS BUSINESS OR OPERATIONS.

The PGPC pipelines are currently producing positive cash flow from operations with gas volumes that approximate only 50% of pipeline capacity. PGPC intends to develop new gas reserves in the area of its pipelines which would increase the pipelines' usage. Since a portion of pipeline operating costs are fixed, the Company expects additional gas volumes to create new revenues without proportionate increases in expenses, which should thus increase net operating profit margins.

For all gas wells connected to the PGPC pipeline network, PGPC receives a transportation charge for the gathering of the gas produced therefrom. If such gas is produced from wells developed by outside parties, Quest still benefits from the pipeline transportation revenue. When Quest is the owner of a producing gas well, it receives both the wellhead gas sales as the well owner plus the pipeline transportation charges. Therefore, Quest enjoys a distinct competitive advantage for natural gas operations on properties in the PGPC pipeline region.

QES personnel have been involved in the southeast Kansas oil and gas industry for over 20 years and have accomplished the completion of numerous gas wells during the past several years with a success rate of over 90%. Most of these new wells were completed for other parties before the consolidation of assets into Quest and were converted from abandoned oil wells. These converted gas wells are still producing an average of about 1,200 mcf of gas per month. A 1,200 mcf/month gas well conversion typically costs between $15,000-$25,000 and produces net gas sales and pipeline revenue after expenses of approximately $1,700 per month, or $20,400 per year.

Quest has selected approximately twenty existing well bores on properties within its pipeline region for conversion into gas wells. Numerous additional well bores exist in the PGPC pipeline region for study as to applicability for gas well conversion.

Furthermore, management has concluded from its geological study of the pipeline region that the drilling of many new gas wells is warranted, in addition to the conversion of existing well bores. Therefore, it is management's belief that significant additional cash flow and gas reserves can be realized from the development of numerous identified gas development opportunities in the PGPC pipeline region.

The last gas well conversion performed by QES was the Clinesmith #5-4 well, located in Wilson County, Kansas. This abandoned oil well owned by Quest was successfully converted by QES personnel into a productive gas well. The well is located on a Quest owned pipeline which thus also benefits from the increased production created by this new well. The conversion cost of the Clinesmith #5-4 well was $16,726 and it is producing about $3,500 per month in gross revenue to Quest, resulting in a very favorable return on capital. Quest has identified numerous additional conversion candidate well bores and new well locations to drill that have proven gas reserves which Quest expects to begin developing in 1999 in the region served by the Quest pipeline network. The Clinesmith 5-4 well is quite exceptional and is expected to be considerably above the average results anticipated from other well conversions which management has projected at an average of 40 mcf per day. However, this well is an indication of the upside potential that can be derived from the better wells in the PGPC pipeline area.

Development Plans

Only a fraction of the proven and probable yet undeveloped gas reserves have been developed in the region served by Quest's pipeline network. Quest intends to maximize its involvement in the development of these gas reserves as an owner of the producing wells instead of its previous limited role of contract developer and pipeline gatherer. None of PGPC's existing pipelines are utilizing the available taps into the interstate pipeline network because PGPC has only focused on delivering gas to local markets, which still have ample demand for additional gas. Therefore, Quest feels confident that dramatically increased gas reserves can be promptly sold either in local markets or through the interstate pipeline network.

Quest has identified numerous gas development opportunities in its pipeline operating region that it believes are low risk which could add significant cash flow and gas reserves to Quest. The most significant growth opportunity immediately available to Quest is in the 500 square mile region that is served by Quest's gas gathering pipeline network. Quest intends to address these gas development opportunities by launching a serious effort to: (1) develop the existing gas reserves already owned by the conversion of abandoned oil wells and the drilling of new gas wells, as appropriate; (2) acquire additional prospective acreage with a preference towards properties near the existing company-owned pipelines; (3) develop new reserves via workover of existing wells or by drilling new wells; and (4) expand the pipeline network to support the development of new gas reserves. If Quest can accomplish these efforts, which cannot be assured, it believes it can achieve a significant increase in revenue.

The new unified ownership that has resulted from the recent mergers, coupled with funding that is being pursued by the Company in a private placement offering of preferred stock, will allow Quest to begin its planned development of the area gas reserves. This development is expected to create substantial new revenue from the ownership of additional gas wells and from the more profitable utilization of the pipelines.

The private placement offering of preferred stock by the Company is an attempt to obtain at least two million dollars to be used for development purposes and to reduce debt. As of August 26, 1999, no preferred stock has been sold. No assurances can be given that the Company will be even partially successful in its financing attempts.

The significance of this growth opportunity that is available to Quest is that of its simplicity and its availability. Quest has the opportunity to substantially improve its profitability by simply increasing its development of gas reserves that are readily available in the area of its gas gathering pipeline network. This development will be conducted by QES personnel, who have gained much expertise over many years in doing this same work for outside entities. In the event the Company is successful in obtaining its desired financing, which cannot be assured, the QES team will immediately begin an aggressive campaign of low-risk gas development of both the conversion of existing oil wells and the drilling of new gas wells into known gas reserves, all in its existing operating area.

Need for the Replacement of Reserves

The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. To increase reserves and production, the Company intends to continue its development drilling and recompletion programs, to identify and produce previously overlooked or bypassed zones in shut-in wells, and to acquire additional properties or undertake other replacement activities. The Company's current strategy is to increase its reserve base, production and cash flow through the development of its existing gas fields and through the selective acquisition of other promising properties where the Company can utilize its existing technology and infrastructure. The Company can give no assurance that its planned revitalization, development and acquisition activities will result in significant additional reserves or that the Company will have success in discovering and producing reserves at economical exploration and development costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase significantly, the Company's exploration costs for additional reserves may also increase.

One final consideration concerning replacement of reserves is that drilling new wells and converting existing wells for gas production is a speculative activity and the possibility always exists that newly drilled or converted gas wells will be non-productive or fail to produce enough revenue to be commercially worthwhile.

Results of Operations

While the Company itself had no revenue from operations during the fiscal years ended May 31, 1999 and 1998, the subsidiaries acquired on December 30, 1998 did generate revenue from operations in such periods. In anticipation of the merger of QES and PGPC into Quest, and the subsequent merger of Quest into the Company, audited financial statements were prepared for QES and PGPC as of their fiscal year ended May 31, 1998. As the Company, Quest, QES and PGPC share a fiscal year end of May 31, and as QES and PGPC comprised the sole operating activities for the Company during its fiscal year 1999, the combined audited financial statements of QES and PGPC for the fiscal year ended May 31, 1998, are used as the source of comparison data for the Company's audited consolidated financial statements for the fiscal year ended May 31, 1999. The following information incorporates the operations of Quest and its two subsidiaries with the Company and should be read in conjunction with the actual financial statements and accompanying notes found herein.

Revenue from operations for the year ended May 31, 1999 of $1,540,954 increased 13% when compared to revenue of $1,363,769 for the fiscal year ended May 31, 1998. The increase is attributable to a 137% increase in oil and gas sales revenue which resulted from PGPC's completion of an additional gas well and the acquisition of additional gas and oil properties. The total revenue increase is also attributable to a 31% increase in pipeline operations revenue that resulted from increased pipeline operating revenue to QES. The costs and expenses for the fiscal year ended May 31, 1999 totaled $1,629,628 which is a 4% increase when compared to the total costs and expenses incurred for the fiscal year ended May 31, 1998. The largest single increase in costs occurred in the oil and gas lease operating costs due to the increased number of wells acquired in fiscal year 1999. The net loss before income taxes for fiscal year 1999 was reduced to ($34,241), an 80% reduction from the loss in fiscal year 1998 of ($168,081). Included in the ($34,241) net loss figure for fiscal year 1999 is $199,281 of non cash deductions including bad debt write offs and depreciation and amortization expenses. This decreased loss, in management's opinion, reflects positive results from the consolidation of producing oil and gas properties into the Company and continued progress in the Company's effort to increase the profitability of the gas pipeline network.

Capital Resources And Liquidity

During the fiscal year ended May 31, 1999 a total of $1,631,967 was invested in fixed assets, long term notes payable decreased by $239,108, net cash from operating activities was $12,867, and the ending cash balance was $31,288. During the fiscal year ended May 31, 1998 a total of $195,039 was invested in fixed assets, long term borrowing increased by $173,367, net cash from operating activities was $23,323, and the ending cash balance was $6,560. The increased investment in fixed assets was a result of the various oil and gas property and pipeline acquisitions that were made after May 31, 1998, while the decrease in notes payable reflect debt reduction for stock transactions. The increased cash balance is primarily due to an increase in paid in capital that occurred in conjunction with the merger activity during fiscal year 1999.

Operating cash flows for the Company are closely aligned with revenues and costs of Quest's oil and gas operations. Quest's cash flow remains at near breakeven status and there are currently no significant cash reserves available. The most significant cash obligations in Quest operations are payroll, operating costs for the wells and pipelines, and debt service. The Quest cash flow can be improved significantly with more profitable utilization of its pipelines and with additional gas wells under its ownership.

The Company had a deficit in working capital of ($215,466) on May 31, 1999 which is primarily comprised of accrued interest and the current portion of notes payable. This is an improvement from the working capital deficit of ($295,102) on May 31, 1998. Until the anticipated development of area gas reserves is commenced, the Company is expected to continue operating at near break even cash flow levels. Such was the case during the fiscal year ended May 31, 1999 in which the cash balance began with $6,560 and ended with $31,288. No assurance can be given that the Company will be successful in obtaining the additional funding required for the development of gas reserves in the Quest pipeline area.

Certain Capital Transactions

During the first six months of fiscal year 1999 and before the Merger, Quest issued 320,500 shares of its Common Stock in exchange for services provided by employees and consultants; 2,000,577 shares were exchanged for assets; and 150,000 shares of Common Stock were issued for interest and loan guarantees.

Effective May 1, 1999, the Company eliminated $210,710 of debt plus accrued interest since March 1, 1997 in exchange for 112,000 restricted shares of common stock issued to Bonanza Oil & Gas Corporation, a Kansas corporation wholly owned by Douglas L. Lamb, the Company's president and one of its directors, and Marsha
K. Lamb, Douglas L. Lamb's wife.

Year 2000 Issues

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every company's computer operation may be affected in some way.

The Company believes that the Year 2000 problem will not pose material operational problems for the Company's existing computer hardware and software. To the Company's knowledge, after investigation, no "imbedded technology" (such as microchips in an electronic control system) of the Company's equipment poses a material Year 2000 problem.

It is possible, however, that Year 2000 problems incurred by the clients of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not specifically identified any such problems among its clients or suppliers. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The Company does not plan to have a contingency plan to operate in the event that any non-compliant client or supplier systems that materially impact the Company are not remedied by January 1, 2000. As a result, if preventative and/or corrective actions by the Company or those entities with which the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Because the Company believes that it has no material internal Year 2000 problems, the Company has not expended and does not expect to expend a significant amount of funds to address Year 2000 issues. It is Company policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Company.

ITEM 7.FINANCIAL STATEMENTS

Please see the accompanying financial statements attached as pages F-1 through F-20.

CLYDE BAILEY P.C.
--------------------------------------------------------------------------------
                                                    Certified Public Accountants
                                                             10935 Wurzbach #203
                                                        San Antonio, Texas 78230
                                                            (210) 699-1287(ofc.)
                                            (888) 699-1287  (210) 691-2911 (fax)

                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's


                Report of Independent Certified Public Accountant

To the Board of Directors and Shareholders
HYTK Industries Inc.
Benedict Kansas

We have audited the accompanying consolidated balance sheet of HYTK Industries Inc. and subsidiaries (Company) as of May 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of the Company, as of May 31, 1998, were audited by other auditors whose report dated September 10, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of May 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                  Clyde Bailey
                           Certified Public Accountant


July 23, 1999

                              HYTK Industries, Inc.

                          Audited Financial Statements

                                  May 31, 1999

















                               Clyde Bailey, P.C.
                           Certified Public Accountant
                               10935 Wurzbach #203
                            San Antonio, Texas 78230

                                               HYTK Industries Inc.
                                            Consolidated Balance Sheet
                                                As of May 31, 1999


                                                   A S S E T S

Current Assets
Cash                                                                             $  31,288
Accounts Receivable                                                                294,301
Notes Receivable                                                                    68,119
Inventory                                                                           22,100

              Total Current Assets                                                                   $   415,808

Fixed Assets
Equipment                                                                        $ 538,662
Office Equipment                                                                    20,369
Buildings                                                                           40,159
Land                                                                                 5,000
Less: Allowance for Depreciation                                                  (197,073)
                                                                                                     $   407,117

Pipeline Assets, net                                                                                 $ 2,549,441

Oil & Gas Leasehold, net                                                                             $   575,401

Other Assets
Contracts & Right of Way, net                                                    $ 114,355
Organization Costs, net                                                            119,475
Deferred Tax Credit                                                                127,062
                                                                                                     $   360,892
                                                                                                     -----------

              Total Assets                                                                           $ 4,308,659
                                                                                                     ===========

                See accompanying summary of accounting policies and notes to financial statements


                                                        F-3

                                               HYTK Industries Inc.
                                            Consolidated Balance Sheet
                                                As of May 31, 1999


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                               $    81,699
Oil & Gas Payable                                                                  118,765
Accrued Interest                                                                    67,496
Notes Payable, Current Portion                                                     360,097
Accrued Expenses                                                                     3,217
                                                                               -----------
              Total Current Liabilities                                                              $   631,274

Non-Current Liabilities
Note Payable                                                                   $ 1,346,810
Less Portion Shown as Current                                                     (360,097)
                                                                               -----------
                                                                                                     $   986,713
                                                                                                     -----------
            Total Liabilities                                                                          1,617,987

Commitments and contingencies                                                                        $      --

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized                                  $      --
   $.001 par value, no shares outstanding
Common Stock, 950,000,000 Shares Authorized
    $.001 par value, 5,137,843 shares outstanding                                    5,133
Paid In Surplus                                                                  3,089,788
Retained Earnings                                                                 (404,249)
                                                                               ------------
                                                                                                     $ 2,690,672
                                                                                                     -----------

              Total Liabilities and Stockholders' Equity                                             $ 4,308,659
                                                                                                     ===========

                See accompanying summary of accounting policies and notes to financial statements
                                                     F-4

                                                       HYTK Industries Inc.
                                               Consolidated Statement of Operations
                                         For the Fiscal Years Ended May 31, 1999 and 1998

                                                                                           For the Years Ended May 31
                                                                                ------------------------------------------------
                                                                                  1999                                   1998
                                                                                ----------                           -----------
Revenue
Gas Pipeline Transmission Fees                                                  $  274,586                           $   286,286
Oil & Gas Production Revenue                                                       164,968                                69,552
Oil & Gas Operations                                                               533,280                               576,352
Pipeline Operations                                                                396,002                               300,705
Pipeline Development                                                                55,456                                24,387
Oil & Gas Marketing                                                                 59,848                                81,032
Other Revenue                                                                       56,814                                25,455
                                                                                ----------                           -----------

              Total Revenues                                                    $1,540,954                           $ 1,363,769

Cost of Revenues
Purchases & Outside Services                                                    $  250,859                           $   242,972
Lease Operating Costs                                                              200,171                                70,183
Pipeline Operating Costs                                                           234,156                               208,990
Wages                                                                              337,199                               333,767
Payroll Taxes                                                                       27,763                                28,505
Utilities-Leases                                                                    79,243                                94,507
Tags, License, & Equipment Repairs                                                  17,159                                13,230
Fuel, Oil, Etc                                                                      36,266                                53,333
                                                                                ----------                           -----------

              Total Cost of Revenues                                            $1,182,816                           $ 1,045,487

              Gross Profit                                                      $  358,138                           $   318,282




                        See accompanying summary of accounting policies and notes to financial statements

                                                            F-5


                                                       HYTK Industries Inc.
                                             Consolidated Statement of Operations (con't)

                                                                                           For the Years Ended May 31
                                                                                -----------------------------------------------
General and Administrative Expenses                                                1999                                  1998
                                                                                ----------                           -----------
Interest                                                                        $   64,229                           $   130,582
Bad Debts                                                                           30,424                                  --
Depreciation & Amortization                                                        168,857                               173,541
Insurance                                                                           73,774                                66,321
Repairs                                                                             27,313                                58,073
Supplies                                                                             7,335                                34,824
Telephone                                                                           20,352                                17,236
Utilities                                                                            4,763                                 6,910
Other Expenses                                                                      49,765                                39,496
                                                                                ----------                           -----------

              Total General and Administrative Expenses                            446,812                               526,983

              Income (loss) from continuing operations before
              other income and expenses and income taxes                           (88,674)                             (208,701)

Other Income
Sale of Assets                                                                      54,019                                40,079
Interest Income                                                                        414                                   541
                                                                                ----------                           -----------

              Total Other Income                                                    54,433                                40,620

              Net (Loss) Provison for Income Taxes                                 (34,241)                             (168,081)

Income Tax Benefit                                                                   5,136                                37,252
                                                                                ----------                           -----------

Provision for Income Taxes:                                                          5,136                                37,252

              Net (Loss)                                                        $  (29,105)                          $  (130,829)
                                                                                ==========                           ===========

              Net Loss per share                                                   ($0.006)                              ($0.270)

              Weighted Average Number of
                  Shares Outstanding                                             4,849,135                           $ 4,823,343



                        See accompanying summary of accounting policies and notes to financial statements

                                                               F-7



                                                       HYTK Industries Inc.
                                               Consolidated Statement of Cashflows

                                                                                             For the Years Ended May 31
                                                                                 -----------------------------------------------
                                                                                   1999                                  1998
                                                                                ----------                           -----------
Cash Flows from Operating Activities:

Net Loss                                                                       $   (29,105)                          $  (130,829)
Adjustments to Reconcile Excess Contributions to cash
              provided from operations:

              Depreciation & Depletion                                             146,036                               144,592
              Amortization                                                           9,270                                 6,771
              Depletion                                                             13,550                                22,178
              Accounts Receivable                                                    7,429                               (18,730)
              Inventory                                                             (1,040)                               (1,540)
              Accounts Payable                                                    (110,719)                                3,161
              Oil & Gas Payable                                                     (1,421)                              (25,540)
              Notes Receivable                                                      60,994                               (20,000)
              Deferred Tax Credit                                                    5,136                               (37,252)
              Accrued Interest Payable                                             (88,245)                               76,744
              Accrued Expenses                                                         982                                 3,768
                                                                               -----------                           -----------

              Total Adjustments                                                     41,972                               154,152

Net Cash used in Operating Activities                                               12,867                                23,323

Cash flows from Investing Activities:

              Fixed Assets                                                      (1,631,967)                             (195,039)
                                                                               -----------                           -----------

Net Cash used in Investing Activities                                           (1,631,967)                             (195,039)

Cash flows from Financing Activities

              Net Long-Term Borrowing                                             (239,108)                              173,367
              Paid-In-Capital                                                    1,882,936                                  --
                                                                                ----------                           -----------

Net Cash used in Financing Activities                                            1,643,828                               173,367

Net Increase (Decrease) in Cash                                                     24,728                                 1,651

Cash Balance, Begin of Period                                                        6,560                                 4,909

Cash Balance, End of Period                                                    $    31,288                           $     6,560
                                                                                ==========                           ===========





                        See accompanying summary of accounting policies and notes to financial statements
                                                          F-8

                                                    HYTK Industries Inc.
                                        Consolidated Statement of Stockholders Equity
                                      For the Fiscal Years Ended May 31, 1999 and 1998

                                           Common            Par             Paid-In            Retained
                                           Shares             Value          Capital            Earnings            Total
                                        -----------        -----------      ------------      ------------        ---------
Balance June 1, 1997                         52,266        $        52         1,108,846        (1,123,882)       $ (14,984)

Stock Issuance                            2,000,000        $     2,000             --                             $   2,000

Net Income                                                                                        (130,829)       $(130,829)
                                        -----------        -----------      ------------      ------------        ---------

Balance May 31, 1998                      2,052,266              2,052         1,108,846        (1,254,711)       $(143,813)

Stock Merger                              4,771,077              4,771         2,432,817          (246,315)       2,191,273

Stock Cancellation                      (2,000,000)             (2,000)                              2,000             --

Close Retained Earnings                                                       (1,123,882)        1,123,882             --

Stock Issued                               309,500                 310           672,007              --           672,317

Net Income                                    --                   --                              (29,105)      $  (29,105)
                                        -----------        -----------      ------------      ------------        ---------


Balance May 31, 1999                     5,132,843               5,133         3,089,788           (404,249)      2,690,672
                                        ===========        ===========      ============      ============        =========







                      See accompanying summary of accounting policies and notes to financial statements
                                                          F-9

                              HYTK INDUSTRIES INC.
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

On  December  31,  1998,  a  Reorganization  Agreement  and Plan of Merger  (the
"Agreement") was completed between the Company, HYTK Holding Co. Inc. (HYTK Holding), and Quest Resource Corporation (QRC). The Company had been inactive prior to this transaction. The nature of the business after the merger will be to service and develop oil and gas wells, and to conduct or promote gas gathering and transmission of natural gas.

PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

                  Pursuant to the Agreement, HYTK Holding merged with and into QRC, which survived and became a wholly owned subsidiary of the Company. HYTK Holding was incorporated for the purpose of facilitating the Merger. QRC agreed to exchange 100% of its issued and outstanding shares of common stock, or 3,421,077 shares, in exchange for an equal quantity of shares of the Company's shares, par value $.001 ("Common Stock"). Upon surrender of their stock certificates evidencing their ownership of QRC, the shareholders were issued a corresponding quantity of shares in the Company.

The acquisition was accounted for as a re-capitalization of QRC because the shareholders of QRC controlled the Company after acquisition. Therefore QRC is treated as the acquiring entity. There were no adjustments to the carrying value of the assets or liabilities of QRC or the Company in the exchange. The Company is the acquiring entity for legal purposes and QRC is the surviving entity for accounting purposes. Although the effective date of the Merger is December 31, 1998, the results of operations and statement of cash flows contains financial information of May 31, 1998 in accordance with the accounting rules of "pooling of interests" accounting rules.

Quest Resource Corporation (QRC) was incorporated in Kansas on November 3, 1997 to facilitate the consolidation of a number of related companies. Since its incorporation, QRC has integrated the operations of two sister companies, Quest Energy Service, Inc. ("Quest"), a Kansas corporation, and Ponderosa Gas Pipeline Company, Inc., ("PGPC"). QRC is the holder of 100% of the outstanding stock of Quest and PGPC.

Quest provides all of the service activities required for the operation and development of the Company's oil and gas properties and the gas pipelines. Quest derives approximately 90% of its revenue from servicing PGPC assets.

PGPC primary assets are one hundred and forty miles of gas gathering pipelines throughout southeast Kansas, oil and gas producing properties and undeveloped oil and gas reserves.

Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At May 31, 1999 and 1998, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

ACCOUNTING METHOD

                  The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil & gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost.
Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

                  The estimated useful lives are as follows:

                  Buildings                          25 years
                  Equipment                          10 years
                  Vehicles                            7 years
                  Pipelines                          20 years

Depreciation expense for the years ended May 31, 1999 and 1998 was $146,036 and $144,592, respectively.

EARNINGS PER COMMON SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At May 31, 1999, there were no uninsured cash balances.

USE OF ESTIMATES

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

YEAR 2000 CONCERNS

The  Company  has  addressed  the  concerns  of  potential  year 2000  computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought it's systems significantly into compliance with the year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at May 31, 1999.

LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

COMPREHENSIVE INCOME

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating
decision  maker  in  deciding  how  to  allocate   resources  and  in  assessing
performance.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

                              HYTK INDUSTRIES INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

1. NOTES RECEIVABLE

         Notes and loans receivable at May 31, 1999 comprise the following:

         On May 25, 1999, the Company executed a note receivable with Aspen Ridge Corporation in the amount of $70,000. The note bears an interest rate of 8% per annum, payable monthly in the form of 100% of the net cash revenue after applicable operating expenses and taxes from the interests in gas wells assigned to Aspen effective March 1, 1999. This transaction is further explained in Note 10 - Other Income and Expenses. The balance of the note receivable as of May 31, 1999 is $68,119.

2. LONG TERM DEBT

         The Company had the following debt obligations at May 31, 1999:

Note  Payable to an  individual  for gas  pipelines  improvements.  The note was                 $ 420,226
renewed on October  1, 1998 and calls for an  interest  rate of 9% to be paid or accrued.  The accrued  interest up to January 1, 1999 was paid with the issuance of 100,000 shares of common stock. The note matures December 31, 2000.

Bank of  Commerce  - Chanute  KS -  Various  notes  secured  by  equipment,  gas                   407,295
pipelines,  and other assets provided for working  capital and asset  purchases.
The notes calls for a variable  interest  rate of an average of 9 % with monthly payments of $17,750  (principal and interest).  The notes have various  maturity dates.

Argus  Management  - Note  dated  July 9,  1998 to assist  in  covering  working                   100,000
capital.  The loan matured July 9, 1999 and carries an interest rate of 15%. The note has been extended to October 9, 1999.

Waddell Family Trust - Note dated August 15, 1998 to assist in working  capital.                    43,000
The loan  matured June 30, 1999,  but was  extended to September  30, 1999.  The promissory loan carries an interest rate of 18%.

Bonanza Oil Company - Various  notes and  advances to assist in working  capital                    88,416
requirements.  Stock was issued for some of this note.  Monthly  payments in the amount of $ 2,145 are being paid.  Entity is owned by a related party.  Interest has been accrued at the rate of 9%.

BEC of  Kansas - Various  notes  and  advances  to  assist  in  working  capital                    41,564
requirements.  entity is owned by a related party.  Interest has been accrued at the rate of 9%.

Harold W Volkman Living Trust - Note dated July 1, 1997 for working  capital and                    34,500
service  equipment.  The note calls for monthly  payments of $500 for six months beginning  July 31, 1997,  six monthly  payments of $750  beginning  January 31,
1998, and twenty-four  payments of $1,000 beginning July 31, 1998, and a balloon payment of $10,500  following these thirty-six  payments.  There is no provision for interest in the note.



2. LONG TERM DEBT (con't)
Note payable to an individual  secured in May of 1999 for working capital.  Note                    50,000
is to mature in May 2000 and carries an interest rate of 9%.

Note payable to Doug & Marsha Lamb for loans for working  capital  requirements.                    78,069
Interest is being accrued at the rate of 9%.

Various  other notes from  individuals  for equipment and vehicles that contains                    83,740
various monthly payments and interest rates.                                                   -----------

                  Total Long-Term Debt                                                           1,346,810
                  Less current maturities                                                         (360,097)

                  Notes Payable - Long-Term                                                     $   986,713
                                                                                                ===========

The following is a summary of annual principal payments due under these notes:

Year Ended May 31,                                        Amount
------------------                                     ------------
2000                                                   $    360,097
2001                                                        587,323
2002                                                        165,597
2003 and Future Years                                       233,793
                                                         $1,346,810


The balance of the accrued interest is $ 67,496 as of May 31, 1999.

3. STOCKHOLDERS' EQUITY

         The company has authorized 950,000,000 shares of common stock, and 50,000,000 preferred shares of stock. As of May 31, 1999, there were 5,137,843 shares of common stock outstanding and no outstanding preferred stock outstanding.

         Pursuant to the merger agreement the retained earning balance of HTYK was closed to Paid in Surplus as part of consolidation of QRC and HYTK. Also, 2,000,000 shares issued to a consultant was cancelled as part of the agreement.

         Prior to the merger QRC, Quest, and PGPC acquired by issuance of their own common stock certain assets in anticipation of the merger with HYTK. Details are as follows:

1) Acquired the Ponderosa Pipeline System for 622,027 shares of common stock. A twenty- mile pipeline segment of the Ponderosa Pipeline System was appraised by an independent appraiser and placed on the financial statements with a value of $845,000. This acquisition included a segment of pipeline known as the Wilwood Pipeline and placed on the financial statements at a "net" book value of $142,046.
2) Acquired the balance of some oil and gas producing wells from individuals known as Silver City Production for common stock. The total shares issued were 167,500 shares and placed on the financial statements at net book value.
3) Converted debt and accrued interest to equity by issuing common stock. Issued 474,000 shares of stock for $325,745 of debt plus accrued interest.

         Subsequent to the merger certain assets were acquired and debt retired with the issuance of common stock. The following transactions were recorded in the Company's financial statements.

1) Bonanza Oil & Gas Co. - Issued 112,000 share of common stock for the "net" debt forgiveness of $220,710 plus accrued interest.
2) Individual - Issued 30,000 shares of common stock for debt forgiveness of $39,897 plus accrued interest.
3) Individual - Issued 7,500 shares of common stock for debt forgiveness of $10,000 plus accrued interest.
4) Individual - Issued 5,000 shares of common stock for incentive for granting a working capital loan.
5) Shotgun Ridge L.C. - Issued 160,000 shares of common stock for a 10 mile natural gas pipeline system in Southern Kansas. The Company received an appraisal on the pipeline and recorded the assets on the financial statements for a value of $ 411,400

4. INCOME TAXES

         The components of the provision for income taxes are as follows:

Year ended May 31,                           1999                    1998
------------------                   ---------------------    ------------------
Current:
Federal                                  $    ( 5,136)          $     (37,252)
State                                             -0-                     -0-
                                     ---------------------    ------------------
                                         $    ( 5,136)          $     (37,252)


         Such income taxes are included in the accompanying consolidated financial statements as follows:

Income from operations
Extraordinary Items                      $    ( 5,136)          $     (37,252)
                                                  -0-                     -0-
                                     ---------------------    ------------------
                                         $    ( 5,136)          $     (37,252)

         The above provision has been calculated based on Federal and State statutory rates.

No provision for taxes has been made, due to operating loss carryovers of approximately $ 478,000 which expire by 2018. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

5. RELATED PARTY
    TRANSACTIONS

         At May 31, 1999, outstanding notes payable from the Company's major stockholders and officers amounted to $97,781 plus accrued interest.
         BEC of Kansas Inc. - owned by Doug and Marsha Lamb - Note payable in the amount of $41,564 for working capital needs in current and prior years plus BEC of Kansas Inc. ("BEC") holds the contract for natural gas sales and production contracts. BEC subsequently contracts with PGPC for the transmission of the natural gas.
         Bonanza Oil Company - owned by Doug and Marsha Lamb - Note payable in the amount of $ 88,416 for oil and gas properties acquired by PRGC in 1997. This amount was reduced due to the issuance of common stock as part of the re-capitalization of the Company.

6. GOING CONCERN

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. Although there is not a "substantial" doubt about the Company's ability to continue as a going concern, there is some concern. The continuation of the Company's growth is dependent upon a successful financing or raising of capital through the private placement program further explained in Note 11, and its ability to establish itself as a profitable business.

7. SUPPLEMENTAL
      CASH FLOW INFORMATION

Year ended May 31,                      1999                      1998

Cash paid for interest                $   48,461                 $      53,838
Cash paid for income taxes                   -0-                           -0-


SUPPLEMENTARY INFORMATION:

         During the year ended May 31, 1999, non-cash investing and financing activities are as follows:

1)       Acquired assets for common stock in the amount of  $ 1,286,584.
2)       Converted debt to equity in the amount of $ 596,352.


8. CONTINGENCIES

         Like other oil and gas producers and marketers, the Company's operation are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

9. EARNINGS PER SHARE

         The following reconciles the components of the earnings per share (EPS) computation:
                                    1999                                                1998
Earning per common            Income           Shares              Per-Share      Income           Shares              Per-Share
Share                         (Numerator)      (Denominator)       Amount         (Numerator)      (Denominator)       Amount
----------------------------- ---------------- ------------------- -------------- ---------------- ------------------- -------------
Net Income                    ($  29,105)         4,849,135            ($.006)    ($ 130,829)      4,826,343           ($ .027)



The weighted number of shares outstanding is figured based on the number of shares outstanding at the date of the merger (December 31, 1998) was outstanding as of June 1, 1997. There are no options granted or outstanding at the present time.

10. OTHER INCOME AND EXPENSE ITEMS

         In March of 1999 the Company sold some of its gas production interests in "Coal Gas Wells" in Southern Kansas. The total sales price noted in the Bill of Sale is $120,000 comprised of the following:

         1)       Cash down payment of $50,000.
         2) Deferred payment of $70,000 to be paid from the net proceeds from the sale of gas from the Coal Gas Wells.
         3) Payment in an amount equal to 50% of the dollar amount of the IRC Section 29 credits generated by the Coal Gas Wells during the period March 1, 1999 through December 31, 2002.

The resulting transaction produced a gain on the sale of $ 54,019 recorded in the year ended May 31, 1999.

         In September of 1997 the Company sold a block of real estate that generated a net gain of $40,079 that is recorded in the Statement of Operations for the year ended May 31, 1998.

11. SUBSEQUENT EVENTS

         The Company has introduced a Private Placement Memorandum program to raise capital for working capital and additional oil and gas wells to increase the production into existing gas pipelines. The Memorandum calls for a maximum of 500,000 shares of preferred stock to be sold at an offering price of $10.00 per share. The Memorandum calls for a conversion feature of four shares of common stock to each share of preferred stock at option of the shareholder. Prior to conversion the preferred stock carries a 10% cash dividend.

         No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

12. - SFAS 69 SUPPLEMENTAL DISCLOSURES (Un-audited)

(1)
                          Capitalized Costs Relating to
                         Oil & Gas Producing Activities
                       ----------------------------------

Proved oil and gas properties and related lease equipment:
         Developed                                                    $ 508,565
         Non-developed                                                    2,000

Accumulated depreciation and depletion                                  (49,664)
                                                                     ----------

Net Capitalized Costs                                                 $ 458,901
                                                                     ==========

(2)
                      Costs Incurred in Oil and Gas Property
               Acquisition, Exploration, and Development Activities
             -------------------------------------------------------

Acquisition of Properties Proved and Unproved                          $ 281,186
Exploration Costs                                                            -0-
Development Costs                                                         44,272
                                                                      ----------

Total                                                                  $ 325,459
                                                                       =========

(3)
                            Results of Operations for
                                                     Producing Activities

                                                 May 31, 1999       May 31, 1998
                                                 ------------       ------------

Production revenues                               $ 164,968           $  69,552

Production Costs                                    120,839              50,947
Depreciation and depletion                           18,569              14,303
                                                  ---------           ---------

Results of operations for producing activities    $  25,560           $   4,302
                                                  =========           =========
(excluding corporate overhead and interest costs)

(4)
                          Reserve Quantity Information

         The following schedule contains estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil
(Bbls) and thousands of cubic feet of natural gas (Mcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that maybe substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, but by their nature generally less precise that other estimates presented in connection with financial statement disclosures.

                                       Oil
                                     (Bbls)
         Proved developed reserves:

         Balance May 31, 1998                                  181,127

         Acquisition of proved reserves                         60,749
         Revision of previous estimates                            -0-
         Production                                           ( 16,871)
                                                              ---------


         Balance May 31, 1999                                  225,005
                                                              ========

         In addition, to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interest in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proved reserves equal to approximately 218,000 BBLS of oil for these undeveloped properties. The Company has a small amount of natural gas production, but there has not been a reserve study performed. During the year ended May 31, 1999 a total of 43,227 Mcf was produced.

         The following schedule present the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended May 31, 1999 and 1998. Estimated future cash flows were based on an independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at May 31, 1999 and 1998, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results to operations.

         Standardized measures of discounted future net cash flows:

                                                     May 31, 1999               May 31, 1998
                                                     ------------               ------------
Future production revenues                           $ 4,306,232                $ 4,471,200

Less: future production costs                        ( 3,154,315)               ( 3,275,377)
                                                     ------------               -----------

Future cash flows before income taxes                  1,151,917                  1,195,823

Future income tax (benefits)                            (345,575)                  (358,746)
                                                     ------------               -----------

Future net cash flows                                     806,342                   837,076

Effect of discounting future
  Annual net cash flows at 10%                       (   268,673)               (   279,416)
                                                     ------------               ------------

Standardized measure of discounted                   $  537,669                 $  557,660
                                                     ==========                 ==========
  Net cash flows

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 14, 1999, the Company retained Quest's independent certified public accountant, Clyde Bailey, P.C., to audit the Company's financial statements. Seller's and Associates, the Company's previous accountant ("Seller's"), was dismissed by the Company's board of directors on January 14, 1999, in connection with the Merger of Quest. This dismissal was unrelated to Seller's competence, practices and procedures. Seller's financial statement reports did not contain any adverse opinion, disclaimer of opinion, or modified opinion.

Seller's has provided the SEC a letter, attached hereto as an exhibit and incorporated by reference, stating that it does not disagree with any of the foregoing statements regarding the Company's change in certifying accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers:

Douglas L. Lamb, age 48, Director and President since January 1998. Mr. Lamb has been highly involved in gas gathering pipeline operations and construction in the southeast Kansas region since 1984. He has fostered pipeline construction and consolidation activities that have resulted in the 150 mile pipeline network which is operated out of Benedict. He is also responsible for the operation of about 100 oil and gas wells and has much experience in the drilling and completion of oil and gas wells in southeast Kansas. Mr. Lamb earned his Bachelor of Business Administration degree from Wichita State University in 1972.

John C. Garrison, age 47, Director and Treasurer since January 1998. Mr. Garrison brings to the Quest team expertise in public company activities and issues. His experience in public company matters has been gained in his service as Secretary and as a Director for Infinity, Inc., a NASDAQ company (IFNY). Mr. Garrison has been a Certified Public Accountant in public practice providing financial management and accounting services to a variety of businesses for over twenty years. Mr. Garrison holds a Bachelor degree in Accounting from Kansas State University.

Richard M. Cornell, age 62, Director, Secretary and Vice-President since January 1998. Mr. Cornell has been involved in the oil and gas business in southeast Kansas as an independent oil and gas producer and as a regional manager for an international energy company. He is a full time employee of the company and is responsible for oil & gas lease acquisitions and for regulatory compliance. Mr. Cornell also participates in the analysis and qualification of development projects.

All of the Company's directors serve one year terms and are reappointed annually. The directors of the Company receive no compensation for serving as such or for attending meetings.

Compliance with Section 16(a) of the Exchange Act

The Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner except those listed in this subsection.


ITEM 10. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 1999, 1998 and 1997. The following table provides summary information for the years 1999, 1998 and 1997 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of its then chief executive officer, Ken W. Kurtz, and to the Company's current president, Douglas L. Lamb. Mr. Lamb's compensation has been paid by QES as more fully described in Note (1) below. Mr. Lamb is the president and a director of the Company, Quest, PGPC, and QES.


                                                   SUMMARY COMPENSATION TABLES


                                      ------------------------------------------------
                                                        Annual Compensation
                                      ------------------------------------------------
--------------------------------------------------------------------------------------
Name and                                                              Other Annual
Principal Position            Year      Salary ($)     Bonus ($)      Compensation ($)
------------------            -----     ----------     ---------      ----------------
Douglas L. Lamb, President    1999      -0-(1)           -0-(1)          -0-

Ken W. Kurtz,
President                     1998      -0-              -0-(2)          -0-

Ken W. Kurtz,
President                     1997      -0-              -0-             -0-


                                   ----------------------------------------------------------------------
                                                              Long Term Compensation
                                   ----------------------------------------------------------------------
                                                     Awards                              Payouts
                                   ----------------------------------------    ---------------------------
                                      Restricted      Securities Underlying       LTIP         All Other
Name and Principal                     Award(s)              Options/            Payouts     Compensation
Position                   Year          ($)                 SARs(#)               ($)            ($)
------------------        ------   ----------------   ---------------------    -----------   -------------
Douglas L. Lamb,
President                  1999         -0-                    -0-                 -0-             -0-

Ken W. Kurtz,
President                  1998         -0-                    -0-                 -0-             -0-

Ken W. Kurtz,
President                  1997         -0-                    -0-                 -0-             -0-


(1) Douglas L. Lamb has received a salary while serving as the president of QES. As of May 31, 1999, his annual salary was $36,000, while his annual compensation in 1998 was $36,000 and in the years 1997 and 1996 was $33,000. Mr. Lamb also received 80,766 shares of Common Stock on January 7, 1999 for services he has rendered to the Company.

(2) Mr. Kurtz received 447,734 shares of Common Stock on January 7, 1999 for services he rendered to the Company since he was appointed as its sole officer and director on March 5, 1998. Mr. Kurtz also received $100,000 in the form of a finder's fee for his role in introducing the Company to Quest. This payment was made by Quest and was pursuant to a March 5, 1998 Agreement between Park Street Investments, Inc., a Utah corporation wholly owned by Mr. Kurtz, and the Company. For more information about this agreement, see "Certain Relationships and Related Transactions".



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of August 26, 1999, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director and by all executive officers and directors as a group. The table also sets forth the number and percentage of the outstanding shares to be owned by each such person or group. The percentages of ownership and the number of shares beneficially owned are disproportionate due to joint beneficial ownership making the notes following the table essential for a complete understanding of the Company's ownership structure.

The table  below only  contains  information  relating to the  Company's  Common
Stock, as no shares of Preferred Stock have been issued or are outstanding.

Name and Address of                                       Number of Shares  Beneficially
Beneficial Owner                                          Owned (1)                         Percent of Class
--------------------------------------------------------- --------------------------------- ------------------------
Marsha K. Lamb (2)
701 East Main Street
Benedict, KS 66714                                        1,691,793                         32.0%
--------------------------------------------------------- --------------------------------- ------------------------
The Henry F. Mogg M&M Trust (3)
1999 London Town Lane
Titusville, FL 23796                                      862,050                           16.3%
--------------------------------------------------------- --------------------------------- ------------------------
Crown Properties, LC (4)
701 East Main Street
Benedict, KS 66714                                        975,000                           18.4%
--------------------------------------------------------- --------------------------------- ------------------------
Bonanza Energy Corporation of Kansas (5)
701 East Main Street
Benedict, KS 66714                                        508,527                           9.6%
--------------------------------------------------------- --------------------------------- ------------------------
Executive Officers and Directors
--------------------------------------------------------- --------------------------------- ------------------------
Douglas L. Lamb (7)
701 East Main Street
Benedict, KS 66714                                        1,691,793                         32.0%
--------------------------------------------------------- --------------------------------- ------------------------
John C. Garrison
701 East Main Street
Benedict, KS 66714                                        50,000                            (8)
--------------------------------------------------------- --------------------------------- ------------------------
Richard M. Cornell
701 East Main Street
Benedict, KS 66714                                        17,500                            (8)
--------------------------------------------------------- --------------------------------- ------------------------
All Executive Officers & Directors
as a Group (Three persons)                                1,759,293                         33.2%
--------------------------------------------------------- --------------------------------- ------------------------

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

(2) Includes (i) 15,500 shares held by Marsha K. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 508,527 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; (iv) 112,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; and (v) 80,766 shares held by Douglas L. Lamb. Marsha K. Lamb disclaims beneficial ownership of the shares specified in clause (v) above.

(3) The Henry F. Mogg M&M Trust is controlled by Henry F. Mogg as its settlor and trustee with full and exclusive personal power of revocation and amendment over the Trust as long as he is alive.

(4) Crown Properties, LC is wholly owned by Marsha K. Lamb.

(5) Bonanza Energy Corporation of Kansas is jointly owned by Douglas L. Lamb and Marsha K. Lamb.

(6) Park Street Investments, Inc. is wholly owned by Ken W. Kurtz, the Company's former president. For more information on these shares and Park Street's relationship with the Company, see "Executive Compensation" and "Certain Relationships and Related Transactions."

(7) Includes (i) 80,766 shares held by Douglas L. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 15,500 shares held by Marsha K. Lamb;(iv) 508,527 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; and (v) 112,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb. Douglas L. Lamb disclaims beneficial ownership of the shares specified in clauses (ii) and (iii) above.

(8)  Does not exceed 1% of the referenced class of securities.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street") on March 5, 1998. Park Street is a Utah Corporation wholly owned by Ken Kurtz, the Company's former president, majority shareholder and director. According to the Agreement, Park Street agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street agreed to actively pursue, negotiate and structure a merger or business combination with a third party on behalf of the Company. Park Street was responsible for all such costs until the Company effected a business combination with another entity. As consideration for its services and payment of the Company's costs, the Company's board issued 2,000,000 restricted shares of Common Stock to Park Street at par value of $.001, or $2,000. Park Street received a cash fee of $100,000 in connection with the merger with Quest and therefore agreed to cancel the 2,000,000 shares. Park Street has also assumed any liability of the Company which existed prior to the merger.

Bonanza Energy Corporation of Kansas, a Kansas corporation ("BECK") has been the sole marketer of gas transported by the gas gathering pipelines involved in these acquisitions. BECK is owned by Douglas and Marsha Lamb and BECK earns a fee for the gas marketing services that it provides. BECK has never failed to sell all of the gas that is available each month and at sales prices that are competitive. Bonanza Energy Corporation of Kansas is owned by Douglas and Marsha Lamb.

On September 8, 1998, one of Quest's subsidiaries, PGPC, issued 443,277 shares of its common stock to BECK in consideration for the purchase of the majority of BECK's pipeline assets. BECK is owned by Douglas and Marsha Lamb. Douglas Lamb is Quest's president and a director for the Company, Quest, PGPC and QES.

On September 11, 1998, one of Quest's subsidiaries, PGPC, issued 66,250 shares of its common stock to Bonanza Oil & Gas Corporation, a Kansas corporation ("Bonanza"), and assumed $21,375.27 of Bonanza's bank debt in consideration for a majority of Bonanza's oil and gas properties. Bonanza is owned by Douglas and Marsha Lamb. Douglas Lamb is president and a director of the Company, Quest, PGPC and QES.

On October 1, 1998, Quest issued 180,000 shares of its common stock to Dennis Lamb in recognition of more than 20 years of service in developing the existing asset base that is now consolidated into Quest. Dennis Lamb is the brother of Douglas Lamb, the president and a director of the Company, Quest, PGPC and QES.

Argus Management, Inc. has been consulting with Quest since 1995. Argus has rendered a variety of services to Quest, including loaning money and services in connection with the Merger transaction described herein. Argus is the obligee of a Quest July 9, 1998 $100,000 Promissory Note bearing 15% interest with an October 9, 1999 maturity date.

Effective May 1, 1999 the Company eliminated $210,710 of debt plus accrued interest since March 1, 1997 in exchange for 112,000 shares of restricted common stock that was issued to Bonanza Oil & Gas Corporation which is an entity owned by Douglas L. Lamb and Marsha K. Lamb.

On May 1, 1999, PGPC entered into an Asset Sale and Purchase Agreement ("Purchase Agreement") with Shotgun Ridge Gas System, L.C., a Kansas limited liability company ("SRGS"), and 4/10 Energy Fund, Inc., a Kansas corporation ("4/10"), whereby PGPC purchased all real and personal property owned by SRGS, including various pipelines and related oil and gas equipment in exchange for 160,000 shares of the Company's Common Stock. PGPC acquired the assets free of any liens or ownership encumbrances. For more information on this acquisition, see Item 2, Description of Property herein. Douglas L. Lamb is president of one of the members of SRGS and is also president and sole owner of 4/10.

The QES office facility is leased from Crown Properties, LC for $500 per month. Crown Properties, LC is owned by Marsha Lamb who is also an officer of QES and PGPC, and is the wife of Douglas L. Lamb.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ended May 31, 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this September 7TH day of August 1999.

         HYTK Industries, Inc.

          /s/ Douglas L. Lamb
         Douglas L. Lamb, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                 Date

/s/ Douglas L. Lamb                      President/Director    September 7, 1999
----------------------------
Douglas L. Lamb


 /s/ John C. Garrison                    Director/Treasurer    September 7, 1999
----------------------------
John C. Garrison


 /s/ Richard M. Cornell                  Director/Secretary/   September 7, 1999
--------------------------               Vice President
Richard M. Cornell

                                INDEX TO EXHIBITS

Exhibit          Page
No.              No.        Description

2                *          Reorganization  Agreement  and Plan of Merger  dated
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

10(i)(a)         20         Asset Sale and Purchase Agreement dated May 1, 1999,
                            by and among Ponderosa Gas Pipeline  Company,  Inc.,
                            Shotgun  Ridge Gas  Systems,  L.C.,  and 4/10 Energy
                            Fund, Inc.

16               *          January 14, 1999 Letter of Seller's  and  Associates
                            regarding  the change of  certifying  accountant  of
                            HYTK  Industries,   Inc.   (Incorporated  herein  by
                            reference from the Company's Form 8-K filed on February 24, 1999).

27(i)            34         Financial Data Schedule