Form 10QSB
period 1999-08-31
HYTK INDUSTRIES INC
filed 1999-10-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended August 31, 1999

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

               P. O. Box 100 701 East Main, Benedict, Kansas 66714
             -------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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
                                         Yes  [XX]      No [  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of October 14, 1999, was 5,292,843.

                                     Total of Sequentially Numbered Pages:    15
                                                    Exhibit Index on Page:     9

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................3
         Item 1.  Financial Statements.........................................3
                  Consolidated Financial Statements..........................F-1
         Item 2.  Management's Discussion And Analysis.........................4
                  Business of Issuer...........................................4
                  Ponderosa Gas Pipeline Company...............................4
                  Quest Energy Service, Inc....................................5
                  Expansion Plans..............................................5
                  Results of Operations........................................6
                  Capital Resources and Liquidity..............................6
                  Year 2000 Concerns...........................................6

PART II - OTHER INFORMATION....................................................7
         Item 2.  Changes in Securities and Use of Proceeds....................7
         Item 6.  Exhibits and Reports on Form 8-K.............................7


         SIGNATURES............................................................8

         INDEX TO EXHIBITS.....................................................9

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Unless otherwise indicated, the term "Company" refers to HYTK Industries, Inc., and its current and former subsidiaries and predecessors. Unaudited interim financial statements including a balance sheet for the Company as of the fiscal quarter ended August 31, 1999 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference. The Company was essentially dormant of operational activity during the same quarter for the preceding fiscal year so the comparable quarters do not have compatible operations for comparison purposes.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the Fiscal Year Ended May 31, 1999.

                              HYTK Industries Inc.
                           Consolidated Balance Sheet

                                             August 31        May 31
                                               1999            1999
                                            -----------    -----------

                                   A S S E T S

     Current Assets
     Cash                                   $    28,134    $    31,288
     Accounts Receivable                        381,660        294,301
     Notes Receivable                            62,860         68,119
     Inventory                                   22,100         22,100
                                            -----------    -----------

                Total Current Assets        $   494,754    $   415,808

     Fixed Assets
     Equipment                                  532,528        538,662
     Office Equipment                            20,769         20,369
     Buildings                                   40,159         40,159
     Land                                         5,000          5,000
     Less: Allowance for Depreciation          (209,669)      (197,073)
                                            -----------    -----------
                                                388,787        407,117

     Pipeline Assets, net                     2,562,243      2,549,441

     Oil & Gas Leasehold, net                   577,010        575,401

     Other Assets
     Contracts & Right of Way, net              108,181        114,355
     Organization Costs, net                    119,329        119,475
     Deferred Tax Credit                        130,073        127,062
                                            -----------    -----------
                                                357,583        360,892
                                            -----------    -----------

                    Total Assets            $ 4,380,377    $ 4,308,659
                                            ===========    ===========

                                  HYTK Industries Inc.
                               Consolidated Balance Sheet

                                                              August 31       May 31
                                                                1999           1999
                                                             -----------    -----------

            L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

  Current Liabilities
Accounts Payable                                             $    33,490    $    81,699
Oil & Gas Payable                                                160,448        118,765
Accrued Interest                                                  81,294         67,496
Notes Payable, Current Portion                                   349,294        360,097
Accrued Expenses                                                   2,962          3,217
                                                             -----------    -----------

                Total Current Liabilities                        627,488        631,274

Non-Current Liabilities
Note Payable                                                   1,328,574      1,346,810
Less Portion Shown as Current                                   (349,294)      (360,097)
                                                             -----------    -----------
                                                                 979,280        986,713
                                                             -----------    -----------

           Total Liabilities                                   1,606,768      1,617,987


       Commitments and contingencies                                --             --

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized                       --             --
    $.001 par value, no shares outstanding
Common Stock, 950,000,000 Shares Authorized; $.001 Par             5,293          5,138
    Value; Issued and Outstanding shares were 5,292,843 on
    8/31/99 and 5,137,843 shares on 5/31/99
Paid In Surplus                                                3,189,628      3,089,783
Retained Earnings                                               (421,312)      (404,249)
                                                             -----------    -----------
                                                               2,773,609      2,690,272
                                                             -----------    -----------

                Total Liabilities and Stockholders' Equity   $ 4,380,377    $ 4,308,659
                                                             ===========    ===========


                                          F-2

                              HYTK Industries Inc.
                      Consolidated Statement of Operations


                                           For the Three Months Ended August 31
                                           ------------------------------------
                                             1999
Revenue                                    --------                    --------
Gas Pipeline Transmission Fees             $127,998                    $   --
Oil & Gas Production Revenue                 46,348                        --
Oil & Gas Operations                         81,059                        --
Pipeline Operations                          49,086                        --
Pipeline Development                         32,371                        --
Oil & Gas Marketing                          13,540                        --
Other Revenue                                 5,778                        --
                                           --------                    --------

              Total Revenues                356,180                        --

Cost of Revenues
Purchases & Outside Services                 47,678                        --
Lease Operating Costs                        33,462                        --
Pipeline Operating Costs                     43,700                        --
Wages                                        80,126                        --
Payroll Taxes                                 6,129                        --
Utilities-Leases                             14,853                        --
Tags, License, & Equipment Repairs            1,024                        --
Fuel, Oil, Etc                               10,325                        --
                                           --------                    --------

              Total Cost of Revenues        237,297                        --


              Gross Profit                 $118,883                    $   --

                                            HYTK Industries Inc.
                                Consolidated Statement of Operations (con't)


                                                                      For the Three Months Ended August 31
                                                                      ------------------------------------
General and Administrative Expenses                                     1999                        1998
                                                                      --------                    --------
  Interest                                                            $ 26,781                          29
  Bad Debts                                                                  0                         --
  Depreciation & Amortization                                           58,626                         --
  Insurance                                                             13,130                         --
  Repairs                                                               12,568                         --
  Supplies                                                               3,251                         --
  Telephone                                                              4,106                         --
  Utilities                                                              1,662                         --
  Other Expenses                                                        20,216                         --
                                                                      --------                    --------

               Total General and Administrative Expenses               140,340                          29

               Income (Loss) from continuing operations before         (21,457)                        (29)
               other income and expenses and income taxes

Other Income
Sale of Assets                                                             --                          --
Interest Income                                                          1,383                         --
                                                                      --------                    --------


               Total Other Income                                        1,383                         --

               Net (Loss) Before Income Taxes                          (20,074)                        (29)

Income Tax Benefit                                                       3,011                         --
                                                                      --------                    --------

               Provision for Income Taxes                                3,011                         --

               Net (Loss)                                              (17,063)                        (29)
                                                                      ========                    ========

               Net Loss per share                                     $ (0.003)                   $ (0.000)

               Weighted Average Number of
                Shares Outstanding                                   5,257,565                   2,052,266



                                     HYTK Industries Inc.
                             Consolidated Statement of Cashflows

                                                        For the Three Months Ended August 31
                                                            --------------------------
                                                               1999            1998
Cash Flows from Operating Activities:                       ---------        ---------

Net Loss                                                    $ (17,063)       $     (29)
Adjustments to Reconcile Excess Contributions to cash
provided from operations:
              Depreciation                                     41,985             --
              Amortization                                     10,320             --
              Depletion                                         6,321             --
              Accounts Receivable                             (87,359)            --
              Organization Costs                               (4,000)            --
              Accounts Payable                                (48,209)            --
              Oil & Gas Payable                                44,711             --
              Notes Receivable                                  5,259             --
              Deferred Tax Credit                              (3,011)            --
              Accrued Interest Payable                         13,798               29
              Accrued Expenses                                    255             --
                                                            ---------        ---------
              Total Adjustments                               (19,930)              29


Net Cash used in Operating Activities                         (36,993)            --

Cash flows from Investing Activities:

              Fixed Assets                                    (47,925)            --
                                                            ---------        ---------

Net Cash used in Investing Activities                         (47,925)            --

Cash flows from Financing Activities
              Increase in Long-Term Debt                            0             --
              Extinguishment of Long-Term Debt                (18,236)            --
              Paid-In-Capital                                 100,000             --
                                                            ---------        ---------

Net Cash used in Financing Activities                          81,764             --


Net Increase (Decrease) in Cash                                (3,154)            --


Cash Balance, Begin of Period                                  31,288             --


Cash Balance, End of Period                                 $  28,134        $    --
                                                            =========        =========



                                                   HYTK Industries Inc.
                                       Consolidated Statement of Stockholders Equity

                                                 Common               Par              Paid-In           Retained
                                                 Shares              Value             Capital           Earnings           Total
                                                ---------         ----------          ---------          --------        ----------
Balance June 1, 1999                            5,137,843         $    5,138          3,089,783          (404,249)       $2,690,672


Stock Issuance                                    155,000                155             99,845                             100,000


Net Income (Loss)                                                                                        (17,063)           (17,063)
                                                ---------         ----------          ---------          --------        ----------

Balance August 31, 1999                         5,292,843              5,293          3,189,628          (421,312)        2,773,609
                                                =========         ==========          =========          ========        ==========










                                                                F-6




                                          [ THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK ]



Item 2.  Management's Discussion And Analysis

Business of Issuer

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

On December 31, 1998, HYTK Industries, Inc., a Nevada corporation (the "Company"), effected a merger (the "Merger") with Quest Resource Corporation, a Kansas corporation ("Quest"). Pursuant to the Merger, the Quest shareholders agreed to exchange 100% of its issued and outstanding shares of common stock in exchange for an equal quantity of shares of the Company's common stock, par value $0.001 ("Common Stock"). Unless the context indicates otherwise, the term "Company" shall hereinafter refer to HYTK Industries, Inc., a Nevada corporation, and its predecessors and subsidiaries.

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

Since the Merger on December 31, 1998, the Company has focused upon reducing debt and continuing the consolidation of oil and gas properties and pipeline assets into the Company through the Quest subsidiary, PGPC. These efforts have resulted in an asset base with a net book value at August 31, 1999 of $4.38 million, total debt of $1.61 million, and stockholder's equity of $2.77 million.

Ponderosa Gas Pipeline Company, Inc.  (PGPC)

PGPC's primary assets include 131 miles of gas gathering pipelines in several counties of southeast Kansas and its oil and gas producing properties. The gas pipeline network accesses approximately 500 square miles out of which only a few square miles are being developed by competitors. PGPC has invested approximately $600,000 for improvements to its pipeline facilities during the past four years. The gas pipelines have realized increasing gas volumes and revenues without the benefit of an internally funded gas development program, which Quest hopes to soon implement. Quest's pipelines are also used by third parties and approximately 10% of Quest's revenues derive from other gas providers who utilize PGPC's pipelines.

The pipeline improvements have resulted in a regional gas gathering network which has bi-directional flow capability that provides access to outlet connections for multiple markets. The PGPC pipeline network currently provides the exclusive market outlet for natural gas production in a region which extends into several counties in southeast Kansas.

The PGPC pipelines are currently operating at about 50% capacity and near breakeven cash flows at such levels. The pipelines serve areas where additional gas volumes are available from proven and probable yet undeveloped gas reserves. Quest's intended development of these gas reserves is expected to increase the pipelines' usage and profitability. Since a portion of pipeline operating costs are of a fixed nature, additional gas volumes should create new revenues without proportionate increases in expense and thereby cause attractive increases in net operating profit.

PGPC also owns numerous oil and gas properties in southeast Kansas. PGPC currently has oil and gas leases on over 5,000 acres entitling it to the oil and gas reserves therein. PGPC's primary focus is on the acquisition and development of gas reserves in the region served by its gas gathering pipeline network which the Company expects will significantly increase PGPC's leased acreage, gas reserves and gas production.

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

Expansion Plans

The Company's primary goal is to increase its profitability significantly beyond the existing status which is at a level that is approximately breakeven. The key factor required for achieving such profitability is the expansion of the Company's gas production. For this to occur, the Company must secure additional funding. The structure of a private placement offering of the Company's preferred stock has just been finalized. The Company intends to attempt to raise up to $5,000,000 to finance gas development and reduce debt. No assurances can be given that the Company will be successful in obtaining additional financing, or, if it does, that the Company will be able to increase its profitability as a result.

Quest's well completion success rate has been about 90% during the past four years. These wells have provided positive returns on their respective investments in addition to increasing the pipeline profitability. Quest has identified numerous gas development opportunities in its 500 square mile pipeline operating region which it believes can potentially add positive cash flow and gas reserves. Such opportunities have not been properly developed due to a lack of capital and lack of unity among splintered ownership with numerous entities unable or unwilling to finance additional projects. However, much of this splintered ownership has since been consolidated into PGPC through various asset exchanges for Company stock.

Results of Operations

The Company was essentially dormant of operational activity until the Merger with Quest in December, 1998 so there is no previous period with comparable operations for the quarter ended on August 31st. The following information incorporates the operations of Quest and its two subsidiaries with the Company and should be read in conjunction with the actual financial statements and accompanying notes found herein.

Revenue from operations for the quarter ended August 31, 1999 was $356,180 which resulted in a net loss after provision for income taxes of $(20,074). Included in this net loss were non-cash deductions including depreciation, amortization and depletion expenses which totaled $58,626.

Capital Resources and Liquidity

During the fiscal quarter ended August 31, 1999 a total of $47,925 was invested in fixed assets; long term notes payable decreased by $18,236, net cash from operating activities was $(36,993), and the ending cash balance was $28,134. The increased investment in fixed assets was a result of ongoing improvements to the gas pipeline assets, while the decrease in notes payable reflects debt reduction from routine monthly debt service payments.

Operating cash flows for the Company are closely aligned with revenues and costs of Quest's oil and gas operations. Quest's cash flow remains at near breakeven status and there are currently no significant cash reserves available. The most significant cash obligations in Quest operations are payroll, operating costs for the wells and pipelines, and debt service. The Quest cash flow can be improved significantly with more profitable utilization of its pipelines and with additional gas wells under its ownership, which it is seeking to address through its expansion plans as discussed above.

The Company had a deficit in working capital of $(132,734) on August 31, 1999 which is primarily comprised of accrued interest and the current portion of notes payable. This is an improvement from the working capital deficit of ($215,466) on May 31, 1999 which was caused primarily by the reduction in accounts payable and notes payable. Until the anticipated development of area gas reserves is commenced, the Company is expected to continue operating at near break even cash flow levels. Such was the case during the fiscal quarter ended August 31, 1999 in which the cash balance began with $31,288 and ended with $28,134. No assurance can be given that the Company will be successful in obtaining the additional funding required for the development of gas reserves in the Quest pipeline area.

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


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On June 24, 1999 the Company entered into a stock purchase agreement whereby it issued 75,000 shares to Wasatch Capital Corporation in exchange for the amount of $100,000 which the Company received in four equal cash payments during the four month period ending in September, 1999. Such issuance was made pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB. The Index to Exhibits is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended August 31, 1999.

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of October, 1999.



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

Signature                     Title                         Date

/s/ Douglas L. Lamb           President and Director        October 14, 1999
----------------------------
Douglas L. Lamb


/s/ Richard M. Cornell        Secretary and Director        October 14, 1999
----------------------------
Richard M. Cornell


/s/ John C. Garrison          Treasurer and Director        October 14, 1999
----------------------------
John C. Garrison

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