Form 10QSB
period 1999-11-30
HYTK INDUSTRIES INC
filed 2000-01-14
CIK 775351

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________________ to
_____________________.

Commission file number: 0-17371

                            HYTK INDUSTRIES, INC.
                            ---------------------
               (Name of Small Business Issuer in Its Charter)


                Nevada                            88-0182808
               --------                          ------------
     (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)           Identification No.)

               P. O. Box 100 701 East Main, Benedict, Kansas 66714
               ---------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                  316-698-2250
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  [XX]      No [  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of January 13, 2000 was 5,292,843.

                    Total of Sequentially Numbered Pages: 12

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .3
         Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .3
                  Consolidated Financial Statements . . . . . . . . . . . . F-1
         Item 2.  Management's Discussion And Analysis . . . . . . . . . . . .4
                  Forward Looking Information . . . . . . . . . . . . . . . . 4
                  Business of Issuer . . . . . . . . . . . . . . . . . . . . .4
                  Results of Operations . . . . . . . . . . . . . . . . . . . 4
                  Capital Resources and Liquidity . . . . . . . . . . . . . . 5

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Item 2.  Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . 5


         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

Except as otherwise required by the context, references in this quarterly report to "we," "our" and "us" refer to HYTK Industries, Inc. and our wholly owned subsidiary, Quest Resource Corporation, and its wholly owned subsidiaries, Ponderosa Gas Pipeline Company and Quest Energy Service, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended November 30, 1999, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference. We were essentially dormant of operational activity during the same quarter for the preceding fiscal year. Therefore, the comparative figures may not be meaningful because our operations changed materially as a result of our acquisition of Quest Resource Corporation and its subsidiaries.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 1999; and should further be read in conjunction with the financial statements included in our quarterly report on Form 10-QSB for the quarter ended August 31, 1999.

                              HYTK INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                        November 30       May 31
                                           1999            1999
                                        -----------    -------------

                                   A S S E T S

Current Assets

Cash                                    $    49,351    $    31,288
Accounts Receivable
                                            397,274        294,301
Notes Receivable
                                             59,998         68,119
Inventory
                                             22,100         22,100
                                        -----------    -----------

                 Total Current Assets   $   528,723    $   415,808

Fixed Assets
Equipment
                                            543,471        538,662
Office Equipment
                                             21,483         20,369
Buildings
                                             40,159         40,159
Land
                                              5,000          5,000

Less: Allowance for Depreciation           (219,034)      (197,073)
                                        -----------    -----------
                                            391,079        407,117

Pipeline Assets, net                      2,589,623      2,549,441

Oil & Gas Leasehold, net                    574,977        575,401

Other Assets
Contracts & Right of Way, net               100,912        114,355
Organization Costs, net                     109,189        119,475
Deferred Tax Credit
                                            122,987        127,062
                                        -----------    -----------
                                            333,088        360,892
                                        -----------    -----------


                 Total Assets           $ 4,417,490    $ 4,308,659
                                        ===========    ===========

                              HYTK INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                              November 30       May 31
                                                                 1999            1999
                                                              -----------    -------------

        L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current Liabilities
Accounts Payable                                              $    36,484    $    81,699
Oil & Gas Payable                                                 180,057        118,765
Accrued Interest                                                   92,791         67,496
Notes Payable, Current Portion                                    330,592        360,097
Accrued Expenses                                                    3,979          3,217
                                                              -----------    -----------

                 Total Current Liabilities                        643,903        631,274

Non-Current Liabilities
Note Payable                                                    1,257,481      1,346,810
Less Portion Shown as Current                                    (330,592)      (360,097)
                                                              -----------    -----------
                                                                  926,889        986,713
                                                              -----------    -----------

                 Total Liabilities                              1,570,792      1,617,987

Commitments and contingencies                                          --             --
                                                              -----------    -----------

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized                           5             --
   $.001 par value, 5,000 shares issued and outstanding
Common Stock, 950,000,000 Shares Authorized $.001 par value;
   5,292,843 and 5,137,843 shares issued and outstanding            5,293          5,138
Paid In Surplus                                                 3,239,623      3,089,783
Retained Earnings                                                (398,223)      (404,249)
                                                              -----------    -----------
                                                                2,846,698      2,690,672
                                                              -----------    -----------

                 Total Liabilities and Stockholders' Equity   $ 4,417,490    $ 4,308,659
                                                              ===========    ===========

                              HYTK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               For the Three Months Ended        For the Six Months Ended
                                            -----------------------------     ------------------------------
                                                       November 30                      November 30
                                            -----------------------------     ------------------------------
                                                1999             1998              1999             1998
                                            -----------------------------     ------------------------------
Revenue
Gas Pipeline Transmission Fees               $  149,597         $      -        $  277,595         $      -
Oil & Gas Production Revenue                     86,015                -           132,363                -
Oil & Gas Operations                            127,660                -           208,719                -
Pipeline Operations                              50,490                -            99,576                -
Pipeline Development                             33,014                -            65,385                -
Oil & Gas Marketing                              16,996                -            30,536                -
Other Revenue                                       773                -             6,551                -
                                             ----------         --------        ----------          -------
                 Total Revenues                 464,545                -           820,725
                                                                                                          -

Cost of Revenues
Purchases & Outside Services                     51,768                -            99,446                -
Lease Operating Costs                            52,264                -            85,726                -
Pipeline Operating Costs                         58,597                -           102,297                -
Wages                                            87,563                -           167,689                -
Payroll Taxes                                     6,699                -            12,828                -
Utilities-Leases                                 17,512                -            32,365                -
Tags, License, & Equipment Repairs                5,009                -             6,033                -
Fuel, Oil, Etc                                   10,460                -            20,785                -
                                             ----------         --------        ----------         --------
                 Total Cost of Revenues         289,872                -           527,169                -

                 Gross Profit                $  174,673         $      -        $  293,556         $      -

                              HYTK INDUSTRIES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS (CON'T)

                                                           For the Three Months Ended        For the Six Months Ended
                                                        -----------------------------     ------------------------------
                                                                   November 30                      November 30
                                                        -----------------------------     ------------------------------
General and Administrative Expenses                          1999          1998                1999           1998
                                                        -----------------------------     ------------------------------
Interest                                                 $    27,773     $        29       $    54,554    $        29
Depreciation & Amortization                                   55,429              --           114,055             --
Insurance                                                     18,089              --            31,219             --
Repairs                                                        6,650              --            19,218             --
Supplies                                                      19,236              --            22,487             --
Telephone                                                      3,930              --             8,036             --
Utilities                                                      1,568              --             3,230             --
Other Expenses                                                16,283              --            36,499             --
                                                         -----------     -----------       -----------    -----------

     Total General and Administrative Expense                148,958              29           289,298             29

     Income (Loss) from continuing operations before
     other income and expenses and income taxes               25,715             (29)            4,258            (29)

Other Income
Sale of Assets                                                    --              --                --             --

Interest Income                                                1,449              --             2,832             --
                                                         -----------     -----------       -----------    -----------

                 Total Other Income                            1,449              --             2,832             --

                 Net Income (Loss) Before Income Taxes        27,164             (29)            7,090            (29)


Income Tax (Expense) Benefit                                  (4,075)             --            (1,064)            --
                                                         -----------     -----------       -----------    -----------

                 Provision for Income Taxes                   (4,075)             --            (1,064)            --

                 Net Income (Loss)                       $    23,089             (29)      $     6,026            (29)
                                                         ===========     ===========       ===========    ===========

                 Net Income per share                    $     0.004     $    (0.000)      $     0.001    $    (0.000)

                 Weighted Average Number of
                     Shares Outstanding                    5,292,843       5,257,565         5,292,843      2,052,266


                              HYTK INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF CASHFLOWS

                                                       For the Six Months Ended November 30
                                                       ------------------------------------
                                                          1999                     1998
                                                       -----------              -----------
Cash Flows from Operating Activities:

Net Income (Loss)                                       $  23,089               $     (29)
Adjustments to Reconcile Excess Contributions to cash
provided from operations:
                 Depreciation                              83,970                      --
                 Amortization
                                                           16,495                      --
                 Depletion
                                                           13,590                      --
                 Accounts Receivable                     (102,973)                     --
                 Organization Costs
                                                           (9,829)                     --
                 Accounts Payable
                                                          (45,215)                     --
                 Oil & Gas Payable
                                                           61,292                      --
                 Notes Receivable
                                                            8,121                      --
                 Deferred Tax Credit
                                                            4,075                      --
                 Accrued Interest Payable
                                                           25,295                      29
                 Accrued Expenses
                                                              762                      --
                                                        ---------               ---------
                 Total Adjustments                         55,583                      29

Net Cash used in Operating Activities                      78,672                      --

Cash flows from Investing Activities:

                 Fixed Assets                            (121,280)                     --
                                                        ---------               ---------

Net Cash used in Investing Activities                    (121,280)                     --

Cash flows from Financing Activities
                 Increase in Long-Term Debt                     0                      --
                 Extinguishment of Long-Term Debt         (89,329)                     --
                 Paid-In-Capital                          150,000                      --
                                                        ---------               ---------

Net Cash used in Financing Activities                      60,671                      --

Net Increase (Decrease) in Cash                            18,063                      --

Cash Balance, Begin of Period                              31,288                      --

Cash Balance, End of Period                             $  49,351               $      --
                                                        =========               =========

                              HYTK INDUSTRIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                    Preferred       Common
                                                      Shares        Shares
                        Preferred        Common        Par           Par          Paid-In      Retained
                          Shares         Shares       Value         Value         Capital      Earnings         Total
                       ------------   -----------  ------------  ------------   -----------   -----------    -----------
Balance June 1, 1999             --     5,137,843             0   $     5,138   $ 3,089,783   $  (404,249)   $ 2,690,672

Stock Issuance                            155,000                         155        99,845                      100,000

Net Income (Loss)                                                                                 (17,063)       (17,063)
                        -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance Aug. 31, 1999            --     5,292,843             0         5,293   $ 3,189,628   $  (421,312)   $ 2,773,609

Stock Issuance                5,000            --             5             0        49,995                       50,000

Net Income (Loss)                                                                                  23,089         23,089
                        -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance Nov. 30, 1999         5,000     5,292,843             5   $     5,293   $ 3,239,623   $  (398,223)   $ 2,846,698
                        ===========   ===========   ===========   ===========   ===========   ===========    ===========


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results.

BUSINESS OF ISSUER

We acquired Quest Resource Corporation, a Kansas corporation ("Quest"), on December 31, 1998. Since this date, we have focused on Quest's oil and gas operations. Specifically, we have focused on reducing our debt and continuing our consolidation of oil and gas properties and pipeline assets.

We began operating at a profit during the quarter ended November 30, 1999. The positive nature of our cash flow has been increasing since the Merger as we continue to increase the productivity of certain pipeline assets and as the increased price of oil has allowed us to resume full scale oil producing operations resulting in greater oil sales.

We now intend to intensify our efforts to develop additional gas reserves, especially those within our existing pipeline region.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 1999; and should further be read in conjunction with the financial statements included in this report. We were essentially dormant of operational activity until the Merger in December, 1998 and therefore no comparative results of operation are provided herein.

Revenue from operations for the quarter ended November 30, 1999 was $464,545 which resulted in net income after provision for income taxes of $23,089. Included in this net income calculation were non-cash deductions including depreciation, amortization and depletion expenses which totaled $55,429.

Revenue from operations for the six month period ended November 30, 1999 was $820,725 which resulted in net income after provision for income taxes of $6,026. Included in this net income calculation were non-cash deductions including depreciation, amortization and depletion expenses which totaled $114,055.

CAPITAL RESOURCES AND LIQUIDITY

During the six month period ended November 30, 1999 a total of $121,280 was invested in fixed assets; long term notes payable decreased by $89,329, net cash from operating activities was $78,672, and the ending cash balance was $49,351. The increased investment in fixed assets was a result of ongoing improvements to the gas pipeline assets, while the decrease in notes payable reflects debt reduction from routine monthly debt service payments.

Our operating cash flows are closely aligned with revenues and costs of our oil and gas operations. Our cash flow remains at near breakeven status and there are currently no significant cash reserves available. The most significant cash obligations in our operations are payroll, operating costs for the oil and gas wells and pipelines, and debt service.

If we are able to develop the gas reserves in our pipeline region, we expect our cash flow to improve in two ways. First, additional wellhead revenue would occur from any new gas wells. Second, cash flow would be increased from the greater utilization of our pipelines caused by additional gas volumes from any new wells. This increased development of gas reserves is our top priority. However, no assurance can be given that we will be successful in obtaining the additional funding required for the development of such gas reserves or that any gas development efforts will be successful if the additional funding is attained.

We had a deficit in working capital of $115,180 on November 30, 1999, which is primarily comprised of accrued interest and the current portion of notes payable. This is a slight improvement from the working capital deficit of $132,734 on August 31, 1999 and is due primarily to the continued reduction in notes payable which we have been able to accomplish as a result of improved cash flow. Until the anticipated development of area gas reserves is realized, we expect to continue operating at the near break even cash flow levels evidenced by our $28,134 cash balance at the beginning of the fiscal quarter ended November 30, 1999 and by our closing cash balance of $49,351.

                           PART II - OTHER INFORMATION

ITEM 2.USE OF PROCEEDS

During November 1999, we sold 5,000 shares of our Series A Convertible Preferred Stock at $10 per share. This sale was made pursuant to exemptions from registration under the Securities Act of 1933, as amended, including Section
(4)2 thereunder.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of January, 2000.


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

Signature                     Title                         Date

/s/ Douglas L. Lamb           President and Director        January 13, 2000
----------------------------
Douglas L. Lamb


/s/ Richard M. Cornell        Secretary and Director        January 13, 2000
----------------------------
Richard M. Cornell


/s/ John C. Garrison          Treasurer and Director        January 13, 2000
----------------------------
John C. Garrison

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27             Financial Data Schedule