Form 10QSB
period 2000-02-29
HYTK INDUSTRIES INC
filed 2000-04-14
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2000.

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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of April 13, 2000 was 5,292,843.

                                  Total of Sequentially Numbered Pages:    12

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3

         Item 1.           Financial Statements................................3

                  Consolidated Financial Statements..........................F-1

         Item 2.           Management's Discussion And Analysis  ..............4

                  Forward Looking Information..................................4

                  Business of Issuer...........................................4

                  Results of Operations........................................5

                  Capital Resources and Liquidity..............................5

         SIGNATURES............................................................6

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Except as otherwise required by the context, references in this quarterly report to "we," "our" and "us" refer to HYTK Industries, Inc. and our wholly owned subsidiary, Quest Resource Corporation, and its wholly owned subsidiaries, Ponderosa Gas Pipeline Company and Quest Energy Service, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended February 29, 2000, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10- KSB for the fiscal year ended May 31, 1999; and should further be read in conjunction with the financial statements included in our quarterly report on Form 10-QSB for the quarter ended November 30, 1999.


                                                      HYTK Industries Inc.
                                                   Consolidated Balance Sheet

                                              February 29                   May 31
                                                  2000                      1999
                                           ------------------         -----------------

                        ASSETS
                        ------

Current Assets

Cash                                        $           17,842         $         31,288
Accounts Receivable                                    306,788                  294,301
Notes Receivable                                        54,919                   68,119
Inventory                                               22,100                   22,100
                                           --------------------         ----------------
             Total Current Assets           $         401,649           $       415,808

Fixed Assets

Equipment                                              574,198                  538,662
Office Equipment                                        23,829                   20,369
Buildings                                               40,159                   40,159
Land                                                     5,000                    5,000
Less: Allowance for Depreciation                      (230,015)                (197,073)
                                           --------------------          ---------------
                                                       413,171                  407,117

Pipeline Assets, net                                 2,560,541                2,549,441

Oil & Gas Leasehold, net                               665,211                  575,401

Other Assets

Contracts & Right of Way, net                          100,912                  114,355
Organization Costs, net                                114,249                  119,475
Deferred Tax Credit                                    129,307                  127,062
                                           --------------------         ---------------
                                                       344,468                  360,892
                                           -------------------          ---------------
             Total Assets                   $        4,385,040            $   4,308,659
                                           ===================          ===============


                                                      HYTK Industries Inc.
                                                   Consolidated Balance Sheet


                                                                    February 29              May 31
                                                                        2000                  1999
                                                               ------------------     -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable                                              $          37,565     $         81,699
Oil & Gas Payable                                                       174,361              118,765
Accrued Interest                                                        103,548               67,496
Notes Payable, Current Portion                                          666,728              360,097
Accrued Expenses                                                              -                3,217
                                                             --------------------   -----------------
             Total Current Liabilities                                  982,202              631,274

Non-Current Liabilities

Note Payable                                                          1,227,328            1,346,810
Less Portion Shown as Current                                          (666,728)            (360,097)
                                                             ------------------     -----------------
                                                                        560,600              986,713
                                                             ------------------     -----------------
             Total Liabilities                                        1,542,802            1,617,987

Commitments and contingencies                                                -                     -

Stockholders' Equity

Preferred stock, 50,000,000 Shares Authorized                                 5                     -
   $.001 par value, 5,000 shares issued and outstanding
Common Stock, 950,000,000 Shares Authorized                               5,293                 5,138
    $.001 par value, 5,292,843 and 5,137,843 shares
    issued and outstanding
Paid In Surplus                                                       3,239,623             3,089,783
Retained Earnings                                                      (402,683)             (404,249)
                                                             ------------------     -----------------
                                                                      2,842,238             2,690,672
                                                             ------------------     -----------------
             Total Liabilities and Stockholders' Equity       $       4,385,040       $     4,308,659
                                                             ==================     =================



                                                  HYTK Industries Inc.
                                         Consolidated Statement of Operations

                                            For the Three Months Ended              For the Nine Months Ended
                                            -----------------------------------------------------------------
                                                        February 29                        February 29
                                            -----------------------------------------------------------------
                                                 2000             1999             2000           1999
                                            -------------- --------------------------------------------------
Revenue
Gas Pipeline Transmission Fees                $    133,476  $           66,143  $    411,071  $       185,392
Oil & Gas Production Revenue                       123,744              98,472       256,108          169,111
Oil & Gas Operations                               129,855              59,501       338,575          328,986
Pipeline Operations                                 66,971             107,070       166,547          295,133
Pipeline and Property Development                   15,585                   -        80,970                -
Oil Trucking & Marketing                            22,362              10,854        52,899           41,765
Other Revenue                                          751                 750         7,300            8,260
                                            ------------------------------------------------------------------
             Total Revenues                        492,744             342,790     1,313,470        1,028,647

Cost of Revenues

Purchases & Outside Services                        55,595              78,333       129,321          225,953
Lease Operating Costs                               61,409              60,678       172,856          106,298
Pipeline Operating Costs                            84,263              33,808       186,560          151,213
Wages                                               87,555              81,473       255,245          251,142
Payroll Taxes                                        7,468               7,149        20,296           21,248
Utilities-Leases                                    20,083              18,306        52,449           57,897
Tags, License, & Equipment Repairs                   2,571                  -           8,60           16,015
Fuel, Oil, Etc                                      14,802                  -         35,587           33,277
                                            ------------------------------------------------------------------
             Total Cost of Revenues                333,746             279,747       860,916          863,043

             Gross Profit                     $    158,998  $           63,043  $    452,554  $       165,604


                                                      HYTK Industries Inc.
                                          Consolidated Statement of Operations (con't)

                                                               For the Three Months Ended              For the Nine Months Ended
                                                               -----------------------------------------------------------------
                                                                           February 29                        February 29
                                                               -----------------------------------------------------------------
General and Administrative Expenses                                 2000             1999             2000           1999
-----------------------------------
                                                               -------------------------------------------------------------------
Interest                                                         $     24,646   $   49,277     $      79,200     $    125,754
Depreciation & Amortization                                            48,090       38,984           125,885          116,952
Depletion                                                               7,269          -              13,590           22,239
Insurance                                                              17,104       13,827            48,323           55,843
Legal & Professional                                                    4,635       24,786            10,153           33,973
Repairs                                                                 7,326        8,400            26,545           20,101
Supplies                                                                2,950          -              24,859            4,464
Telephone                                                               3,474          -              11,510           14,446
Utilities                                                               1,491          -               4,721            5,436
Other Expenses                                                         22,574       36,260            84,070           30,572
                                                               -------------------------------------------------------------------
         Total General and Administrative Expenses                    139,559      171,534           428,856          429,780

      Income loss)from continuing operations before                    19,439     (108,491)           23,698         (264,176)
      other income and expenses and income taxes

Other Income
Sale of Assets                                                            -            -                 -            15,286
Interest Income                                                         2,477          108             5,307             259
                                                               -----------------------------------------------------------------
         Total Other Income                                             2,477          108             5,307          15,545

         Net Income (Loss) Before Income Taxes                         21,916     (108,383)           29,005        (248,631)


Income Tax (Expense) Benefit                                           (3,287)      25,520            (4,351)         61,453
                                                               -------------------------------------------------------------------
         Provision for Income Taxes                                    (3,287)      25,520            (4,351)         61,453

         Net Income (Loss)                                       $     18,629   $  (82,863)  $        24,654   $    (187,178)
                                                               ===================================================================
         Net Income (Loss) per share                             $      0.004   $   (0.017)  $         0.005   $      (0.039)

         Weighted Average Number of
                 Shares Outstanding                                 5,292,843    4,823,343         5,292,843       4,823,343



                                                      HYTK Industries Inc.
                                              Consolidated Statement of Cashflows

                                                                 For the Nine Months Ended February 29
                                                           --------------------------------------------------
                                                                         2000                    1999
                                                                        ------                  -----
Cash Flows from Operating Activities:

Net Income (Loss)                                           $          24,654         $    (187,178)
Adjustments to Reconcile Excess Contributions to cash
provided from operations:
             Depreciation                                              41,915               110,482
             Amortization                                               6,175                (6,470)
             Depletion                                                  7,269                     -
             Accounts Receivable                                      (12,487)                    -
             Organization Costs                                        18,669                     -
             Accounts Payable                                         (56,462)              (13,895)
             Oil & Gas Payable                                         55,596                 9,335
             Notes Receivable                                          13,200                     -
             Deferred Tax Credit                                       (2,245)                    -
             Accrued Interest Payable                                  36,052               (77,379)
             Accrued Expenses                                          (3,217)                    -
                                                           -------------------       -----------------
             Total Adjustments                                        104,465                22,073

Net Cash used in Operating Activities                                 129,119              (165,105)

Cash flows from Investing Activities:
             Fixed Assets                                            (54,434)              (699,288)
                                                           ------------------       -----------------
Net Cash used in Investing Activities                                (54,434)              (699,288)

Cash flows from Financing Activities

             Increase in Long-Term Debt                                    0                 58,127
             Extinguishment of Long-Term Debt                        (88,130)                     -
             Paid-In-Capital                                               0                794,670
                                                           ------------------       -----------------

Net Cash used in Financing Activities                                (88,130)               852,797

Net Increase (Decrease) in Cash                                      (13,445)               (11,596)

Cash Balance, Begin of Period                                         31,288                  6,561

Cash Balance, End of Period                                 $         17,843          $      (5,035)
                                                           ==================       =================


                                                         HYTK Industries Inc.
                                             Consolidated Statement of Stockholders Equity

                                                          Preferred     Common
                                                            Shares      Shares

                              Preferred      Common          Par          Par          Paid-In        Retained
                               Shares        Shares         Value        Value         Capital        Earnings          Total
                             ----------- --------------- -------------------------------------------------------------------------
Balance June 1, 1999                -     5,137,843      $       0     $    5,138   $ 3,089,783    $  (404,249)    $  2,690,672

Stock Issuance                              155,000                           155        99,845                         100,000

Net Income (Loss)                                                                                      (17,063)         (17,063)
                             ----------- --------------- -------------------------------------------------------------------------

Balance August 31, 1999             -     5,292,843              0          5,293     3,189,628       (421,312)       2,773,609

Stock Issuance                   5,000            -              5              0        49,995                          50,000

Net Income (Loss)                                                                                       23,089           23,089
                             ----------- --------------- -------------------------------------------------------------------------

Balance November 30, 1999        5,000    5,292,843              5          5,293     3,239,623       (398,223)       2,846,698

Net Income (Loss)                                                                                       18,629           18,629
                             ----------- --------------- -------------------------------------------------------------------------

Balance February 29, 2000        5,000    5,292,843 $            5     $    5,293   $ 3,239,623   $   (402,683)   $   2,842,238
                             =====================================================================================================














                [ THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK ]
                ------------------------------------------------

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

Business of Issuer

Our primary business is the production and transportation of natural gas in a five-county region of southeast Kansas which is served by our gas pipeline network. We expect to accomplish significant growth in our revenue and in our gas reserves during the year 2000 through the development of new gas reserves in our pipeline region and by the acquisition of gas producing properties. Our goal is to add twenty new gas wells to our pipeline network prior to December 31, 2000. As a typical gas well in our pipeline region produces approximately $2,500 per month in gross revenue, if our development program is even partially successful, we will significantly improve our financial condition.

In order to facilitate this development, we have received a line of credit from a local bank. A portion of these funds have already been successfully used to complete two new gas wells during the first three months of this calendar year.

The recovery in crude oil prices has made it worthwhile for us to reactivate our oil production. After having more than half of our oil wells shut down during most of 1998 and the first half of 1999, we now have almost all of our oil wells back into production which consumed a considerable amount of our manpower resources during this fiscal quarter. However, by restarting these oil wells, we have been able to increase our revenue with a relatively small investment in start up costs. If the price of a barrel of oil stays in the mid-$20's, we expect to keep our oil production assets operating at or near the full potential of those existing facilities.

We began operating at a profit during the previous quarter ended November 30, 1999. Our cash flow continued to be positive this quarter while benefitting from the increased oil sales. However, our efforts to grow this company will continue to be focused upon the development of new gas reserves in our pipeline region.

Results of Operations

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 1999; and should further be read in conjunction with the financial statements included in this report.

Revenue from operations for the quarter ended February 29, 2000 was $492,744 which resulted in net income after provision for income taxes of $18,629. For the comparable quarterly period ended February 28, 1999 our revenue from operations was $342,790 with a resulting net loss of $(82,863). Included in these net income calculations were non-cash deductions including depreciation, amortization and depletion expenses totaling $55,359 for the quarter just ended and $38,984 for the comparable quarter ended February 28, 1999.

Revenue from operations for the nine month period ended February 29, 2000 was $1,313,470 which resulted in net income after provision for income taxes of $24,654. Included in this net income calculation were non-cash deductions including depreciation, amortization and depletion expenses which totaled $139,475. For the previous comparable nine month period ended February 28, 1999 revenue from operations was $1,028,646 with a net loss of $(175,155).

These revenue comparisons represent a significant improvement in profitability which is due to several factors. Revenues from assets which were consolidated during the fiscal year ended May 31, 1999, are now being fully utilized. Our ongoing improvements to the pipeline facilities have enhanced operating efficiencies somewhat. And, as previously mentioned, the improved oil prices have also been a positive factor for our revenues.

Capital Resources and Liquidity

During the nine month period ended February 29, 2000 net cash from operating activities was $129,119 and the ending cash balance was $17,483. We expect our cash flow to continue improving as our gas production increases. The availability of bank financing for new development has eliminated the question of whether new development will occur. However, there is still risk involved in such development and no assurances can be given as to the level of success that will be achieved.

We had a deficit in working capital of $(580,553) on February 29, 2000, which is primarily comprised of the current portion of notes payable. This is a significant increase over the working capital deficit of $(115,180) on November 30, 1999 and is due primarily to the maturities on our notes payable causing a higher portion to be classified as current instead of long term. This classification will be reversed when approved bank funding allows the refinancing of the majority of our existing debt, which is scheduled to occur before April 30, 2000. Until the anticipated development of additional area gas reserves is realized, we expect to continue operating at the near break even cash flow levels evidenced by our $31,288 cash balance at the beginning of the fiscal quarter ended February 29, 2000 and by our closing cash balance of $17,843.

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

Signature                     Title                          Date

/s/ Douglas L. Lamb           President and Director        April 13, 2000
----------------------------
Douglas L. Lamb

/s/ Richard M. Cornell        Secretary and Director        April 13, 2000
----------------------------
Richard M. Cornell

/s/ John C. Garrison          Treasurer and Director        April 13, 2000
----------------------------
John C. Garrison