Form 10KSB
period 2000-05-31
HYTK INDUSTRIES INC
filed 2000-08-30
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from ______________ to _________________.

                  Commission file number: 0-17371

                           QUEST RESOURCE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                              88-0182808
   (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

              P. O. Box 100, 701 East Main, Benedict, Kansas 66714
               (Address of Principal Executive Offices)(Zip Code)

                     Issuer's Telephone Number: 316-698-2250

                              HYTK Industries, Inc.
                   (Former name, if changed since last report)

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

                                    Yes X            No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for the year ended May 31, 2000 were $1,899,277. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the Company's Common Stock on August 21, 2000 @ $0.687 per share was $645,999. There were 5,581,342 shares outstanding of the issuer's common stock as of August 21, 2000 that were held by 2,100 shareholders.

                                        Total of Sequentially Numbered Pages: 40
                                                                             ---
                                                       Exhibit Index on Page: 17
                                                                             ---

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS......................................3

ITEM 2.           DESCRIPTION OF PROPERTY......................................4

ITEM 3.           LEGAL PROCEEDINGS............................................6

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........6

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS......................................................7

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....8

ITEM 7.           FINANCIAL STATEMENTS........................................11

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...............11

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT............................................12

ITEM 10.          EXECUTIVE COMPENSATION......................................12

ITEM 11.          SECURITY OWNERSHIP OF BENEFICIAL OWNERS.....................13

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............15

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................15

                  SIGNATURES..................................................16

                  INDEX TO EXHIBITS...........................................17

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Business of Issuer

During the fiscal year ended May 31, 2000, HYTK Industries, Inc., a Nevada corporation, initiated a name change to Quest Resource Corporation. Prior to the name change, HYTK Industries, Inc. ("HYTK") owned a subsidiary entity named Quest Resource Corporation, which was a Kansas corporation. On May 3, 2000 a Plan of Merger was entered into whereby Quest Resource Corporation was merged into HYTK which caused the termination of Quest Resource Corporation, the Kansas corporation. Later, on May 17, 2000 holders of a majority of the common stock of HYTK voted to change the name from HYTK Industries, Inc. to Quest Resource Corporation. The name change actually became effective on June 25, 2000 when the amendment to the Articles were filed. Unless the context indicates otherwise, the terms "Quest" or "Company" shall hereinafter refer to Quest Resource Corporation, a Nevada corporation, its predecessors and subsidiaries.

Quest is an independent energy company with an emphasis on the production, transportation and development of natural gas in southeast Kansas in a five county region that is served by a Company-owned pipeline network. Quest's management and key personnel have been involved in oil and gas production activities in southeast Kansas for more than twenty years. Company operations are conducted through three wholly owned subsidiaries which are all Kansas corporations: Quest Energy Service, Inc., ("QES"), Ponderosa Gas Pipeline Company, Inc., ("PGPC") and Quest Oil & Gas Corporation ("QOG"). References to Quest shall refer to and include its subsidiaries unless otherwise indicated.

The QOG subsidiary entity was acquired as Mogg Energy Services, Inc. on March 31, 2000 in exchange for HYTK common stock and the name was subsequently changed to Quest Oil &Gas Corporation. Assets gained in this acquisition included a majority of the gas wells that were producing into the PGPC pipeline system along with undeveloped gas reserves. This acquisition caused a substantial increase in Company-owned gas production and reserves.

Significant development activity has also been accomplished during the past fiscal year. Construction of a new gas compressor station was started in April and became operational in June 2000. It provides PGPC access to the largest interstate gas pipeline in the PGPC pipeline region. Also, four new gas wells have been developed since January and our pace of new well development is picking up for the remainder of this calendar year. This new development of pipeline facilities and gas wells has been made possible by a line of credit provided by a local bank.

The Company's revenue and net cash flow from operations for the fiscal year ended May 31, 2000 have increased substantially and compare favorably with the previous fiscal year. We are anticipating on-going financial progress from increasing pipeline transportation revenues and from the new gas wells being developed. For detailed information regarding our financial status, see the enclosed Financial Statements starting at page F-1.

ITEM 2.           DESCRIPTION OF PROPERTY

Ponderosa Gas Pipeline Company, Inc. ("PGPC")

Pipelines. PGPC owns approximately 131 miles of gas gathering pipelines in the counties of Wilson, Woodson, Greenwood, Neosho and Chautauqua counties in southeast Kansas. This pipeline network provides a market outlet for natural gas in a region of approximately 500 square miles in size. Included in this pipeline network are ten gas compressors which are wholly owned by PGPC. The market outlets available to this gas gathering pipeline network include connections to both intrastate and interstate delivery pipelines.

On July 1, 2000 PGPC commenced operation at its new gas compressor station northeast of Altoona, Kansas. This new station is located on the Williams interstate pipeline and it provides access to the interstate gas market for approximately ninety miles of the PGPC gas gathering pipeline network that was previously served by only local gas market outlets.

Quest Oil & Gas Corporation ("QOG")

Producing Wells and Acreage. The following table sets forth certain information regarding QOG's ownership of productive wells and acreage, as of May 31, 2000. For purposes of this table, productive wells are producing wells and wells capable of production.

                                        PRODUCTIVE WELL AND ACREAGE SUMMARY

             PRODUCTIVE WELLS                                       LEASEHOLD ACREAGE
             ----------------                                       -----------------
Fiscal Year Ended                                                                            Total
      May 31          Oil       Natural Gas    Total     Developed      Undeveloped         Leased
     --------    ------------ -------------- --------- -------------  ----------------    --------------
     1999            45              8          53          660           4,678               5,338
     2000            44             32          76        1,990           9,343              11,333

QOG has developed four new wells to date during this calendar year and additional new gas wells are being developed during the remainder of this year. The natural gas wells, acreage and reserves were also increased substantially by the acquisition of Mogg Energy Services, Inc. on March 31, 2000 which owned a majority of the gas wells on the PGPC pipeline network. Furthermore, QOG has been actively leasing additional land in the vicinity of its pipeline network for future gas exploration and development.

Oil and natural gas reserves. The following table summarizes the reserve estimate and analysis of net proved reserves of oil and natural gas as of May 31, 2000 as prepared by Mr. Dwayne McCune of McCune Engineering, a registered independent petroleum engineering firm. Mr. McCune is a registered petroleum engineer in Kansas (KS#7034), Colorado and Wyoming. As this is the first such report prepared for the Company, no previous years are available for comparison. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency during the fiscal year ended May 31, 2000.


                             Proved Net Reserves               Future Net Cash Flow After Operating Expenses
                             -------------------               ---------------------------------------------
                  Developed      Undeveloped        Total             Net Future Discounted
                  ---------      -----------        -----
                                                                      Cash Flow FNCF @ 10%
                                                                      --------- ---------
Oil    (bbls)      137,200          177,264          314,464        $ 3,427,367 $ 1,522,771

Gas   (mcf)      1,138,816          507,501        1,646,317        $ 2,523,923 $ 1,862,184

Future Cash Flow Totals                                             $ 5,951,290 $ 3,384,955

The above calculated gas reserves and estimated cash flow do not include any provision for gas reserves and revenue attributable to the Company's pipeline network. Upon production, all of the above gas will be transported through the PGPC pipeline network which will create significant pipeline transportation revenue for the Company.

The estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and gas reserves and their values. The reserve data set forth in this report are only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Furthermore, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, and such revisions can be substantial. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

Production volumes, sales prices, and production costs. The following tables set forth certain information regarding the oil and gas properties owned by QOG in fiscal year 2000. The gas and oil production figures reflect the net production attributable to the QOG revenue interest and is not indicative of the total volumes produced by the wells.

Gas properties were not acquired by the Company until the Fiscal Year ended May 31, 1999. Previous years are shown for comparative purposes. The increase in gas production for the Fiscal Year ended May 31, 2000 reflects the gas properties in the Mogg Energy Services, Inc. acquisition, for which production is included for the entire year.

                       Gas Production Statistics (per Mcf)
                              For Fiscal Year Ended

                                5/00         5/99        5/98          5/97
                                ----        -----       -----         -----
Net gas production (mcf)      154,004      54,386      41,925        43,415
Average wellhead gas price      $1.57       $1.32       $1.51         $1.50
Average production cost         $1.04       $0.94       $0.89         $0.96
Net revenue                     $0.53       $0.38       $0.62         $0.54

The Company did not acquire its first oil properties until March, 1997. Twelve month production figures are reflected for all properties even though many were acquired mid-year.

                       Oil Production Statistics (per bbl)
                              For Fiscal Year Ended

                                 5/00         5/99          5/98        5/97
                                ------       -----         -----        -----
Net oil production (barrels)    19,703      18,850        13,753       11,990
Average wellhead oil price      $22.97      $11.04        $14.50       $19.34
Average production cost         $14.03      $11.41        $12.21       $15.25
Net revenue                     $ 8.94      $ (.37)       $ 2.29       $ 4.09


Delivery Commitments

Gas. While the Company does not have formal delivery commitments, its gas is marketed exclusively by Bonanza Energy Corporation of Kansas ("BECK"), which has long-term relationships with end users and other purchasers of the Company's gas. Therefore, while no such assurances can be given, the Company does not anticipate a problem obtaining ongoing commitments for its gas. Bonanza Energy Corporation of Kansas is owned by Douglas L. Lamb, the Company's president and one of its directors, and Marsha K. Lamb who is Mr. Lamb's wife and an officer in the subsidiary companies.

Oil. The Company's oil has been sold to Plains Marketing, L.P. ("Plains") for the past several years. QES purchases the oil at the various tank batteries on the producing properties and delivers the oil to the Plains terminal for a transportation fee.

Quest Energy Service, Inc. (QES)

The primary property categories within QES are: trucks, well service rigs and construction equipment; and, a repair and fabrication shop which is located in Benedict, Kansas. The QES employees represent its most valuable asset category and five administrative personnel work out of the office facility on the east edge of Benedict, Kansas at 701 East Main Street. Field operations include five "pumpers" or employees whose primary duties are to operate the wells and the pipelines. QES employs additional personnel who are involved in: well servicing, pipeline maintenance, the development of new wells and associated infrastructure, and new pipeline construction.

ITEM 3.           LEGAL PROCEEDINGS

Management is not aware of any pending or threatened legal proceedings involving the Company or any of its subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2000 holders of 3,889,429 shares of the common stock of HYTK, or 73% of the outstanding common stock, voted via written consent without a meeting, to change the name from HYTK Industries, Inc. to Quest Resource Corporation. Notice of the majority vote was mailed to all shareholders at least 20 days prior to the effective date of the name change on June 25, 2000 when the amendment to the Articles were filed.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock was approved for trading on the OTC Bulletin Board on June 8, 1999, under the symbol "QRCP." The table set forth below lists the range of high and low bids of the Company's Common Stock for the fiscal year ended May 31, 2000. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

            Period                       High Price                   Low Price
            ------                       ----------                   ---------
     Qtr Ending 8/31/99                   $10.00                       $0.0625
     Qtr Ending 11/30/99                   $9.50                       $3.00
     Qtr Ending 02/29/00                   $8.75                       $5.00
     Qtr Ending 05/31/00                   $7.125                      $1.00

The closing price for QRCP stock on August 21, 2000 was $0.687.

Record Holders

There are 950,000,000 shares of Common Stock authorized for issuance and 50,000,000 shares of Preferred Stock authorized for issuance. 500,000 shares of the authorized Preferred Stock has been classed as Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to quarterly dividends at the annual rate of 10% on the purchase price of $10.00 per share and to convert each share into four shares of Common Stock. As of August 21, 1999, there were 5,581,342 shares of Common Stock issued and outstanding, held of record by 2,100 shareholders. There were also 10,000 shares of Series A Convertible Preferred Stock issued to two shareholders.

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

Dividends are being paid at the rate of 10% on the Series A Convertible Preferred Stock in accordance with the Series A Convertible Preferred Stock terms and conditions.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statements For Purpose Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act of 1995

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE HEREIN. EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN STATEMENTS HEREIN ARE FORWARD LOOKING STATEMENTS THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Quest or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures, increases in oil and gas production and development activities, and the company's financial position, business strategy and other plans and objectives for future operations. Although the company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations.

Among the factors that could cause actual results to differ materially from the Company's expectations are risks inherent in drilling, well completion and other development activities; changes in commodity prices; engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells; land issues; federal and state regulatory developments; labor problems; environmental related problems; uncertainty of oil and gas reserve estimates; the substantial capital requirements involved with development of oil and gas reserves; reserve replacement risk; dependance upon key personnel; and other factors noted elsewhere in this report. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Quest Operations

Quest operations are conducted through three operating subsidiaries. Two of the Quest subsidiaries, PGPC and QOG, are consistently producing steadily increasing positive cash flow. PGPC is benefitting from increasing gas volumes in its pipeline network. These increasing gas volumes are due to the new gas well development that is being done in the pipeline area by QOG and by other outside operators. This development of new gas wells by QOG is expected to be the primary factor affecting QOG revenue during the next year.

QES is the service company which provides operational support for the prime Quest assets (producing wells and pipelines) owned by its two sister companies. QES is the operating entity that performs the administrative and field services involved in: operating the pipeline network and the producing properties; developing new oil and gas wells; and, constructing new pipeline facilities. QES personnel have been involved in the southeast Kansas oil and gas industry for over 20 years and have accomplished the completion of numerous gas wells during the past several years with a success rate of about 90%.

Development Plans

Quest believes, from its knowledge and geological study of the pipeline region, that the drilling of new gas wells is warranted, in addition to the selective conversion of existing well bores. Therefore, it is management's belief that significant additional cash flow and gas reserves can be realized from the development of numerous identified gas development opportunities in the PGPC pipeline region. Quest intends to maximize its involvement in the development of these gas reserves as an owner of the producing wells instead of its previous limited role of contract developer and pipeline gatherer.

Quest has received the support of local bank financing for the gas development program being conducted by QOG. Quest has identified numerous gas development opportunities in its pipeline operating region that it believes are low risk which could add significant cash flow and gas reserves to Quest. The most significant growth opportunity immediately available to Quest is in the 500 square mile region that is served by Quest's gas gathering pipeline network.

The significance of this growth opportunity available to Quest is that of its simplicity and its availability. Quest is in the process of substantially improving its profitability by increasing its development of gas reserves that are readily available within the area of its gas gathering pipeline network. Quest has known, undeveloped gas reserves that simply need to be developed. This is much lower in risk than doing exploratory drilling in the attempt to identify new gas reserves. Quest has only recently begun to focus on the accelerated development of its proven and probable gas reserves. Only moderate success in such development should have a significant impact on the Company. This development is being conducted by QES personnel, who have gained much expertise in doing this same type of work over many years in this region. Quest is very pleased to have begun its campaign of low-risk development of the gas reserves in its existing pipeline operating area.

Results of Operations

The following information incorporates the operations of its three subsidiaries with the Company and should be read in conjunction with the actual financial statements and accompanying notes found herein.

Revenue from operations for the year ended May 31, 2000 of $1,899,277 increased 23% when compared to revenue of $1,540,954 for the fiscal year ended May 31, 1999. The increase is attributable to a 147% increase in oil and gas sales revenue which resulted from QOG's acquisition of additional gas and oil properties and the increased prices of both oil and natural gas. The total revenue increase is also attributable to an 80% increase in pipeline transportation revenue which resulted from both increased gas prices and gas volumes transported. Pipeline revenue and gas sales were adversely affected in the 4th quarter due to the shutdown of a soybean processing plant in Fredonia, Kansas in mid-March, 2000. This shutdown caused a temporary curtailment of about 40% of the PGPC pipeline transportation revenue and over 50% of its gas sales until July 1, 2000 when QES personnel achieved operational status on the new compressor station near Altoona, Kansas. This curtailment had a more serious impact on 4th quarter earnings than was first anticipated due to the completion of the new compressor station extending over 30 days beyond the estimated start-up date and due to the inability of the local gas market to take any gas after the plant shutdown. However, the new station now provides access to the interstate pipeline network which greatly reduces the possibility of future curtailments. The new station has also greatly expanded the growth potential of the PGPC pipeline network and significant additional gas volumes are expected to become available to this new facility during the next two quarters.

The costs and expenses for the fiscal year ended May 31, 2000 totaled $1,899,565 which is a 16% increase when compared to the total costs and expenses incurred for the fiscal year ended May 31, 1999. The largest single increase in costs occurred in the pipeline operating costs due to the increased costs associated with the higher gas volumes. The Company reported its first fiscal year profit before income taxes of $18,013, as compared to the loss in fiscal year 1999 of ($34,241). Included in the $18,013 net income figure for fiscal year 2000 is $156,197 of non cash deductions including depreciation, depletion and amortization expenses. This positive net income reflects beneficial results from the consolidation of producing oil and gas properties into the Company and the increased profitability of the gas pipeline network. The net income would have been even greater without the interruption in the production and transportation of gas during the fourth quarter as described in detail above.

Capital Resources And Liquidity

During the fiscal year ended May 31, 2000 a total of $761,454 was invested in the Company, primarily in fixed assets including oil and gas properties and pipeline facilities. Long term notes payable increased $169,146 as part of the new bank financing that was achieved in order to finance the aforementioned investments. Net cash provided from operating activities increased substantially from $12,867 last fiscal year 1999 to $157,213 for this fiscal year ended May 31, 2000, which reflects the improving cash flow being generated by the Company's pipelines and its oil and gas wells.

The Company continued to have a deficit in working capital of ($244,346) on May 31, 2000 which is primarily comprised of the current portion of notes payable. This is an increase from the working capital deficit of ($215,466) on May 31, 1999. The current portion of notes payable increased $169,187 due to the increased monthly payments required by the bank financing that was achieved during the year. However, these increased bank payments have been more than offset by increased revenue from gas wells and pipelines. Now that the development of new gas production has been commenced, the Company is expected to continue improving its positive cash flow levels from both gas production and pipeline revenues.

Certain Capital Transactions

During the fiscal year 2000, Quest collectively sold 120,000 restricted shares of its Common Stock, in exchange for $172,500 which was used as working capital. Quest also eliminated $43,000 in debt and paid $13,545 of interest by the issuance of 28,500 restricted shares of Common Stock. $100,000 in working capital was raised from two sales of 5,000 shares each of preferred stock during the fiscal year ended May 31, 2000.

Quest issued 260,000 shares of its restricted Common Stock to Richard H. Mogg in accordance with an Agreement and Plan of Reorganization, effective March 31, 2000, between the Company, Mogg Energy Services, Inc. and Richard H. Mogg dated as of March 31, 2000 whereby Mogg Energy Services, Inc. was acquired by the Company.

During the fiscal year ended May 31, 2000, Bonanza Energy Corporation of Kansas has loaned the Company and its subsidiaries $118,245.28 while having been repaid $83,456.61 on notes bearing 10% interest which was all used by the Company as working capital. Bonanza Energy Corporation of Kansas is owned by Douglas L. Lamb, the Company's president and one of its directors, and Marsha K. Lamb who is Mr. Lamb's wife and an officer in the subsidiary companies.

Need for the Replacement of Reserves

The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. To increase reserves and production, the Company intends to continue its development drilling and re-completion programs, to identify and produce previously overlooked or bypassed zones in shut-in wells, and to acquire additional properties or undertake other replacement activities. The Company's current strategy is to increase its reserve base, production and cash flow through the development of its existing gas fields and through the selective acquisition of other promising properties where the Company can utilize its existing technology and infrastructure. The Company can give no assurance that its planned development activities will result in significant additional reserves or that the Company will have success in discovering and producing reserves at economical exploration and development costs. The drilling of new wells and conversion of existing wells for gas production is a speculative activity and the possibility always exists that newly drilled or converted gas wells will be non-productive or fail to produce enough revenue to be commercially worthwhile.

Competition

The Company operates in the highly competitive oil and gas areas of acquisition and exploration in which other competing companies may have substantially larger financial resources, operations, staffs and facilities. In seeking to acquire desirable new properties for future exploration the Company faces competition from other oil and gas companies. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit.

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

Operating Risks

The Company's operations are subject to hazards and risks inherent in producing and transporting oil and natural gas, such as fires, natural disasters, explosions, pipeline ruptures, and spills, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's business, financial condition and results of operation.

ITEM 7.           FINANCIAL STATEMENTS

Please see the accompanying financial statements attached as pages F-1 through F-21.

                           Quest Resource Corporation

                          Audited Financial Statements

                              May 31, 2000 and 1999











                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

CLYDE BAILEY P.C.

                                                   Certified Public Accountants
                                                      10924 Vance Jackson, #404

                                                          San Antonio, TX 78230
                                                          (210) 699-1287 (ofc.)

                                                           (210) 699-2911 (fax)

                                                                        Member:
                                                    American Institute of CPA's

                                                         Texas Society of CPA's

                Report of Independent Certified Public Accountant

To the Board of Directors and Shareholders
Quest Resource Corporation
Benedict Kansas

We have audited the accompanying consolidated balance sheet of Quest Resource Corporation and subsidiaries (Company) as of May 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of May 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                            /s/ Clyde Bailey
                                            Clyde Bailey

                                            Certified Public Accountant

                                            July 12, 2000


                           Quest Resource Corporation
                           Consolidated Balance Sheet

                               As of May 31, 2000

                                   A S S E T S

Current Assets

      Cash                                                   $   110,562
      Accounts Receivable                                        352,611
      Notes Receivable                                            54,180
      Inventory                                                   22,100
                                                             -----------

      Total Current Assets                                                 $    539,453

Property & Equipment, net of depreciation of $210,143                           230,467
-----------------------------------------------------

Pipeline Assets, net of depreciation of $718,738                              2,875,212
------------------------------------------------

Oil & Gas Properties

      Properties being Amortized                               1,080,622
      Properties not being Amortized                              10,430
                                                             -----------
                                                               1,091,052

      Less: Accumulated depreciation, depletion and             (54,842)      1,036,210
                                                             -----------
               amortization

Other Assets

      Contracts & Right of Way, net                              101,752
      Organization Costs, net                                    115,182
      Deferred Tax Credit                                        124,009
                                                             -----------
                                                                                340,943

                                                                            -----------

      Total Assets                                                         $  5,022,285
                                                                            ===========












          See accompanying summary of accounting policies and notes to financial statements.


                           Quest Resource Corporation
                           Consolidated Balance Sheet
                               As of May 31, 2000



                            LIABILITIES  AND  STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                        $   100,112
Oil & Gas Payable                                           115,999
Accrued Interest                                             34,413
Notes Payable, Current Portion                              529,284
Accrued Expenses                                               3,991
                                                        -----------

      Total Current Liabilities                                          $    783,799

Non-Current Liabilities

Note Payable                                              1,451,983
Less Portion Shown as Current                             (529,284)
                                                        -----------
                                                                              922,699
                                                                         ------------

      Total Liabilities                                                     1,706,498

Commitments and contingencies                                                       0

Stockholders' Equity

Preferred stock, 50,000,000 Shares Authorized                    10
    $.001 par value, 10,000 shares outstanding
Common Stock, 950,000,000 Shares Authorized
    $.001 par value, 5,626,342 shares
     issued and outstanding                                   5,626
Paid In Surplus                                           3,699,089
Retained Earnings                                          (388,938)
                                                        -----------
                                                                            3,315,787

                                                                          ------------

      Total Liabilities and Stockholders' Equity                       $   5,022,285
                                                                          ============









          See accompanying summary of accounting policies and notes to financial statements.

                                             Quest Resource Corporation
                                        Consolidated Statement of Operations

                                               For the Years Ended May 31
                                     -------------------------------------------
                                            2000                  1999
                                           ------                -----
Revenue

Gas Pipeline Transmission Fees        $          494,451       $        274,586
Oil & Gas Production Revenue                     408,328                164,968
Oil & Gas Operations                             519,227                533,280
Pipeline Operations                              206,576                396,002
Pipeline Development                             182,831                 55,456
Oil & Gas Marketing                               79,368                 59,848
Other Revenue                                      8,496                 56,814
                                     -------------------     ------------------

      Total Revenues                           1,899,277              1,540,954

Cost of Revenues

Purchases & Outside Services                     258,769                250,859
Lease Operating Costs                            205,050                200,171
Pipeline Operating Costs                         342,914                234,156
Wages                                            341,504                337,199
Payroll Taxes                                     26,894                 27,763
Utilities-Leases                                  73,158                 79,243
Tags, License, & Equipment Repairs                55,432                 17,159
Fuel, Oil, Etc                                    11,939                 36,266
                                     -------------------     ------------------

      Total Cost of Revenues                   1,315,660              1,182,816

      Gross Profit                    $          583,617       $        358,138













          See accompanying summary of accounting policies and notes to financial statements.


                           Quest Resource Corporation
                      Consolidated Statement of Operations

                                                                 For the Years Ended May 31
                                                      ------------------------------------------------
General and Administrative Expenses                                  2000                    1999
-----------------------------------                                 ------                  -----

Interest                                                $          125,712      $           64,229
Contract Services                                                   28,393                  30,424
Depreciation, Depletion & Amortization                             156,197                 168,857
Insurance                                                           68,853                  73,774
Repairs                                                             41,187                  27,313
Supplies                                                            70,803                   7,335
Telephone                                                           14,732                  20,352
Utilities                                                             6,205                  4,763
Other Expenses                                                      71,823                  49,765
                                                      --------------------      ------------------
      Total General and Administrative Expenses                    583,905                 446,812

      Income (Loss) from continuing operations before                (288)                (88,674)
      other income and expenses and income taxes

Other Income

Sale of Assets                                                      13,751                  54,019
Interest Income                                                      4,550                     414
                                                      --------------------      ------------------
      Total Other Income                                            18,301                  54,433

      Net Income (Loss) Before Income Taxes                         18,013                (34,241)


Income Tax Benefit (Expense)                                       (2,702)                   5,136
                                                      --------------------      ------------------
      Net Income (Loss)                                $            15,311      $         (29,105)
                                                      ====================      ==================
      Net Income (Loss) per share                                   $0.003                ($0.006)

      Weighted Average Number of
          Shares Outstanding                                     5,319,926              4,849,135







          See accompanying summary of accounting policies and notes to financial statements.


                                               Quest Resource Corporation
                                          Consolidated Statement of Cashflows

                                                                  For the Years Ended May 31
                                                              --------------------------------
                                                                  2000             1999
                                                                 ------           -----
Cash Flows from Operating Activities:
Net Loss                                                      $    15,311     $    (29,105)
Adjustments to Reconcile Excess
      Contributions to cash provided from operations:

      Depreciation                                                128,838           146,036
      Amortization                                                 14,684             9,270
      Depletion                                                    12,676            13,550
      Accounts Receivable                                         (58,310)            7,429
      Inventory                                                         -            (1,040)
      Accounts Payable                                             28,413          (110,719)
      Oil & Gas Payable                                            (2,766)           (1,421)
      Notes Receivable                                             13,939            60,994
      Deferred Tax Credit                                           3,053             5,136
      Accrued Interest Payable                                     (1,611)          (88,245)
      Accrued Expenses                                              2,986               982
                                                             ------------     -------------

      Total Adjustments                                           141,902            41,972

Net Cash provided from Operating Activities                       157,213            12,867

Cash flows from Investing Activities:

      Fixed Assets                                              (761,454)        (1,631,967)
                                                             ------------     -------------

Net Cash used in Investing Activities                           (761,454)        (1,631,967)

Cash flows from Financing Activities

      Increase in Long-Term Debt                                  169,146           406,022
      Extinguishment of Long-Term Debt                                  0          (645,130)
      Paid-In-Capital                                             514,369         1,882,936
                                                             ------------     -------------

Net Cash provided from Financing Activities                       683,515         1,643,828

Net Increase (Decrease) in Cash                                    79,274            24,728

Cash Balance, Beginning of Period                                  31,288             6,560

Cash Balance, End of Period                                   $   110,562      $     31,288
                                                             ============     =============

            See accompanying summary of accounting policies and notes
                            to financial statements.


                                                  Quest Resource Corporation
                                         Consolidated Statement of Stockholders Equity

                                                          Common     Preferred
                                                          Stock       Shares
                                 Common      Preferred     Par          Par           Paid-In        Retained
                                 Shares       Shares      Value        Value          Capital        Earnings         Total
                                 ------       ------      -----

Balance June 1, 1998              2,052,265     -        $  2,052     $             $ 1,108,846     $(1,254,71)    $  (143,813)

Stock Merger                      4,776,077                 4,776                     2,432,817       (246,315)      2,191,278

Stock Cancellation               (2,000,000)               (2,000)                                       2,000               0

Close Retained Earnings                                                              (1,123,882)     1,123,882               0

Stock Issued                        309,500                   310                       672,007              -         672,317

Net Income                                0                     -                                      (29,105)    $   (29,105)
                              ------------- ------------------------------------ ------------------------------- --------------

Balance May 31, 1999              5,137,842     -           5,138         -           3,089,788       (404,249)       2,690,677

Private Placement Issued                      10,000                     10              99,990                         100,000

Stock Sales                         120,000                   120                       172,380                         172,500

Stock Merger                        260,000                   260                       308,459                         308,719

Stock Issued for Debt                28,500                    28                        28,472                          28,500

Stock Issued for Services            80,000                    80                                                            80

Net Income                                                                                              15,311           15,311
                              ------------- ------------------------------------ ------------------------------- --------------
Balance May 31, 2000              5,626,342  10,000     $   5,626      $10       $    3,699,089   $   (388,938)   $  3,315,787
                              ============= ==================================== =============================== ==============









          See accompanying summary of accounting policies and notes to financial statements.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

On December 31, 1998, a Reorganization Agreement and Plan of Merger (the "Agreement") was completed between HYTK Industries, Inc., a Nevada corporation, ("HYTK"), HYTK Holding Co. Inc. ("HYTK Holding"), and Quest Resource Corporation, a Kansas corporation ("QRC"). HYTK had been inactive prior to this transaction. The nature of the business after the merger is to service and develop oil and gas wells, and to conduct natural gas gathering operations.

During the fiscal year ended May 31, 2000, HYTK initiated a name change to Quest Resource Corporation. Prior to the name change, HYTK owned a subsidiary entity also named Quest Resource Corporation, a Kansas corporation ("QRC"), referred to in the above paragraph. On May 3, 2000 a Plan of Merger was entered into whereby QRC was merged into HYTK which caused the termination of Quest Resource Corporation, the Kansas corporation. Later, on May 17, 2000 holders of a majority of the common stock of HYTK voted to change the name from HYTK Industries, Inc. to Quest Resource Corporation. The name change actually became effective on June 25, 2000 when the amendment to the Articles were filed. Therefore, the name Quest Resource Corporation ("the Company") now refers to the Nevada corporation which was formerly named HYTK Industries, Inc.

PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

Pursuant to the 1998 Agreement, HYTK Holding merged with and into QRC, which survived and became a wholly owned subsidiary of HYTK. HYTK Holding was incorporated for the purpose of facilitating the Merger. QRC agreed to exchange 100% of its issued and outstanding shares of common stock, or 3,421,077 shares, in exchange for an equal quantity of HYTK shares, par value $.001 ("Common Stock"). Upon surrender of their stock certificates evidencing their ownership of QRC, the QRC shareholders were issued a corresponding quantity of shares in HYTK.

The acquisition was accounted for as a re-capitalization of QRC because the shareholders of QRC controlled HYTK after the acquisition. Therefore QRC is treated as the acquiring entity. There were no adjustments to the carrying value of the assets or liabilities of QRC or HYTK in the exchange. HYTK was the acquiring entity for legal purposes and QRC was the surviving entity for accounting purposes.

QRC  was   incorporated  in  Kansas  on  November  3,  1997  to  facilitate  the consolidation of a number of related companies. After its incorporation, QRC integrated the operations of three sister companies, Quest Energy Service, Inc. ("Quest"), Quest Oil and Gas Corporation ("QOG"), and Ponderosa Gas Pipeline Company, Inc., ("PGPC"), all of which are Kansas corporations. QRC was the holder of 100% of the outstanding stock of Quest, QOG, and PGPC.

PGPC's primary assets are one hundred and forty miles of gas gathering pipelines in southeast Kansas. The primary assets of QOG are oil and gas producing properties and undeveloped oil and gas reserves. Quest provides all of the service activities required for the operation and development of PGPC's gas pipelines and QOG's oil and gas properties. Quest derives at least 90% of its revenue from servicing PGPC and QOG assets.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

The QOG subsidiary entity was acquired as Mogg Energy Services, Inc. on March 31, 2000 in exchange for HYTK common stock and the name was subsequently changed to Quest Oil &Gas Corporation ("QOG"). Assets gained in this acquisition included a majority of the gas wells that were producing into the PGPC pipeline system along with undeveloped gas reserves. This acquisition caused a substantial increase in Company-owned gas production and reserves.

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

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all cost associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At May 31, 2000 and 1999, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

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

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The full cost method of accounting is used for oil & gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

                  The estimated useful lives are as follows:

                  Buildings                          25 years
                  Equipment                          10 years
                  Vehicles                            7 years
                  Pipelines                          40 years

Depreciation expense for the years ended May 31, 2000 and 1999 was $146,036 and $128,838, respectively.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At May 31, 2000, there were no uninsured cash balances.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at May 31, 2000.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


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

EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements in order to conform to the current presentation.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

1. NOTES RECEIVABLE

         Notes and loans receivable at May 31, 2000 comprise the following:

On May 25, 1999, the Company executed a note receivable with Aspen Ridge Corporation in the amount of $70,000. The note bears an interest rate of 8% per annum, payable monthly in the form of 100% of the net cash revenue after applicable operating expenses and taxes from the interests in gas wells assigned to Aspen effective March 1, 1999. This transaction is further explained in Note 10 - Other Income and Expenses. The balance of the note receivable as of May 31, 2000 is $54,180.

2. LONG TERM DEBT

         The Company had the following debt obligations at May 31, 2000:

Yates Center Branch Bank - Note Payable secured by oil and            $ 947,256
gas properties and certain pipeline assets dated April 18, 2000. Several notes are involved with an initial interest rate of 9.25% adjusted quarterly. The notes call for monthly payments of $16,555, $3,200, and $3,477 per month starting July 5, 2000.
The notes mature June 5, 2002.

Bank of Commerce - Chanute KS - Note Payable secured by oil              83,375
and gas properties and other assets provided for working capital and asset purchases. The note calls for a variable interest rate that is currently 8.75% with monthly payments of $3,355 (principal and interest). The note matures in 2003.

Bank of Commerce - Chanute KS - Note Payable secured by oil              71,981
& gas service equipment and other assets provided for working capital and asset purchases. The note calls for a variable interest rate that is currently 11.00% with monthly payments of $3,000 (principal and interest). The note matures in 2001.

Argus Management - Note dated July 9, 1998 to assist in covering        100,000
working capital. The loan matured July 9, 1999 and carries an interest rate of 15%. The note had been extended to October 9, 1999, but has not been extended to date.

Bonanza Oil Company - Various notes and advances to assist in            69,968
working capital requirements. Stock was issued for some of this note. Monthly payments in the amount of $ 2,145 are being paid.
Entity is owned by a related party. Interest has been accrued at the rate of 9%.

Bonanza  Energy  Corporation of Kansas - Various notes and              101,841
advances to assist in working capital requirements. Entity is owned by a related party. Interest has been accrued at the rate of 9%.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

Harold W Volkman Living Trust - Note dated July 1, 1997 for              27,750
working capital and service equipment. The note calls for monthly payments of $500 for six months beginning July 31, 1997, six monthly payments of $750 beginning January 31, 1998, and twenty-four payments of $1,000 beginning July 31, 1998, and a balloon payment of $10,500 following these thirty-six payments. There is no provision for interest in the note.

Note payable to an individual secured in May of 1999 for                 50,000
working capital. Note is to mature
in May 2001 and carries an interest rate of 9%.

Various other notes from individuals for equipment and                   28,312
vehicles that contains various
                                                                          ------
monthly payments and interest rates.

                  Total Long-Term Debt                                1,480,483
                  Less current maturities                              (529,284)
                                                                     -----------

                  Notes Payable - Long-Term                         $   951,199
                                                                    ===========

                  The following is a summary of annual principal payments due under these notes:

Year Ended May 31,                               Amount
2001                                          $   305,646
2002                                              577,092
2003 and Future Years                              68,461
                                              ------------
                                              $   951,199

--------------------------------------------  ----------------------------------

The balance of the accrued interest is $ 34,413 as of May 31, 2000.

3. STOCKHOLDERS' EQUITY

The Company has authorized 950,000,000 shares of common stock, and 50,000,000 preferred shares of stock. As of May 31, 2000, there were 5,597,843 shares of common stock outstanding and 10,000 shares of preferred stock outstanding.

Pursuant to the merger agreement the retained earnings balance of HTYK was closed to Paid in Surplus as part of consolidation of QRC and HYTK. Also, 2,000,000 shares issued to a consultant was canceled as part of the agreement.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

Prior to the merger QRC, Quest, and PGPC acquired by issuance of their own common stock certain assets in anticipation of the merger with HYTK. Details are as follows:

       1)Acquired the Ponderosa Pipeline System for 622,027 shares of common stock. A twenty- mile pipeline segment of the Ponderosa Pipeline System was appraised by an independent appraiser and placed on the financial statements with a value of $845,000. This acquisition included a segment of pipeline known as the Wilwood Pipeline and placed on the financial statements at a "net" book value of $142,046.

       2)Acquired the balance of some oil and gas producing wells from individuals known as Silver City Production for common stock. The total shares issued were 167,500 shares and placed on the financial statements at net book value.

       3)Converted debt and accrued interest to equity by issuing common stock. Issued 474,000 shares of stock for $325,745 of debt plus accrued interest.

Subsequent to the merger certain assets were acquired and debt retired with the issuance of common stock.

The following transactions were recorded in the Company's financial statements during the current year.

     1) Individual - Issued 260,000 share of common stock for the acquisition of Mogg Energy Services, Inc. valued at $308,719.

     2) Individual - Issued 80,000 shares of common stock for consulting services pursuant to S8 filing.

     3)   Individual - Issued 45,000 shares of common stock for $72,500 cash.

     4)   Company - Issued 75,000 shares of common stock for $100,000 cash.

     5) Individual - Issued 10,000 shares of preferred stock for $100,000 cash pursuant to a private placement memorandum issue.

     6) Company - Issued 28,500 shares of common stock for $43,000 in debt reduction.

4. INCOME TAXES

         The components of the provision for income taxes are as follows:

Year ended May 31,                        2000                1999
Current:
Federal                         $      2,702           $     (5,136)
                                ---------------------- -------------------------
State                                    -0-                    -0-
-----------------------         ---------------------- -------------------------
                                $      2,702           $     (5,136)
                                ---------------------- -------------------------

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


Such income taxes are included in the accompanying consolidated financial statements as follows:

Income tax from operations                   $     2,702        $    (  5,136)
Extraordinary Items                                  -0-                   -0-
                                             $     2,702        $    (  5,136)
------------------------------------  ------------------------- --------------

The above provision has been calculated based on Federal and State statutory rates.

No provision for taxes has been made, due to operating loss carryovers of approximately $ 463,000 which expire by 2019. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

5. RELATED PARTY  TRANSACTIONS

At May 31, 2000, the significant outstanding notes payable from the Company's major stockholders and officers were:

         Bonanza Energy Corporation of Kansas - owned by Doug and Marsha Lamb - Note payable in the amount of $101,841 for working capital needs in current and prior years plus Bonanza Energy Corporation of Kansas ("BEC") holds the contract for natural gas sales and production contracts. BEC subsequently contracts with PGPC for the transmission of the natural gas.

         Bonanza Oil Company - owned by Doug and Marsha Lamb - Note payable in the amount of $ 69,968 for oil and gas properties acquired by PGPC in 1997.

6. PRIVATE PLACEMENT MEMORANDUM

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

During the current year the Company issued a total of 10,000 shares to two individuals for a total of $100,000 as part of this program.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

7. SUPPLEMENTAL CASH FLOW INFORMATION


Year ended May 31,                            2000                  1999
-------------------------------------------------------------------------
Cash paid for interest              $       125,712         $      48,461
Cash paid for income taxes                      -0-                  -0-
--------------------------------  ---------------------------- ----------

SUPPLEMENTARY INFORMATION:

During the year ended May 31, 1999, non-cash investing and financing activities are as follows:

       1)Acquired assets for common stock in the amount of $ 1,286,584. 2Converted debt to equity in the amount of $ 596,352.

 During the year ended May 31, 2000, non-cash investing and financing activities are as follows:

      1) Acquired assets for common stock valued at $308,719 2) Issued stock for consulting services valued at par value.

8. CONTINGENCIES

Like other oil and gas producers and marketers, the Company's operation are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

9. EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

                                    2000                                                1999

Earning per common          Income            Shares              Per-Share        Loss              Shares              Per-Share
Share                       (Numerator)       (Denominator)       Amount           (Numerator)       (Denominator)       Amount
--------------------------- ----------------- ------------------- ---------------- ----------------- ------------------- -----------
Net Loss                    $  15,311            5,319,926        $.003            ($ 29,105)        4,849,135           ($.006)


 There are no options granted or outstanding at the present time.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

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

During the current fiscal year the Company sold various assets resulting in a net gain of $13,751.

11. ACQUISITION

On March 31, 2000 the Company acquired 100% of the outstanding stock of Mogg Energy Services, Inc.("Mogg") (a Kansas corporation) for 260,000 shares of the Company's common stock. Subsequent to the acquisition, the name of Mogg was changed to Quest Oil and Gas Corporation. Mogg was organized in 1996 and owns several oil and gas properties in South East Kansas. The transaction has been valued at $308,719 as a fair market value of the stock given and the assets acquired. The transaction is being accounted as a purchase transaction for accounting purposes and the total value of $308,719 is being recorded as Oil and Gas Properties being amortized.

As part of this transaction, the Company entered into a well management agreement with GN Resources, Inc. ("GNRI") on some of the Mogg oil & gas wells to manage and operate the wells in return for 50% of the Section 29 tax credits being applied to the Company's debt at the Yates Center Branch Bank. The agreement will remain in force until the final tax credits are received for the year 2002.

12. SUBSEQUENT EVENTS

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

13. - SFAS 69 SUPPLEMENTAL DISCLOSURES (Un-audited)

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(1)

                                                  Capitalized Costs Relating to

                                                  Oil & Gas Producing Activities

Proved oil and gas properties and related lease equipment:

         Developed                                          $ 1,080,662
         Non-developed                                           10,430

Accumulated depreciation and depletion                          (54,842)
                                                            ------------
Net Capitalized Costs                                       $ 1,036,250
                                                            ===========

(2)

                                          Costs Incurred in Oil and Gas Property
                            Acquisition, Exploration, and Development Activities

Acquisition of Properties
  Proved and Unproved                                       $   308,719
Exploration Costs                                                   -0-
Development Costs                                               271,808
                                                                -------
Total                                                          $580,527
                                                                =======

(3)

                                                   Results of Operations for
                                                   Producing Activities

                                                    May 31, 2000    May 31, 1999
                                                    ------------    ------------
Production revenues                                   $  387,476       $ 164,968

Production Costs                                         231,976         120,839
Depreciation and depletion                                12,676          18,569
                                                      ----------     -----------
Results of operations for producing activities         $ 142,824          25,560
(excluding corporate overhead and interest costs)    ===========      ==========

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


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

                                                               Oil
                                                              (Bbls)

         Proved developed reserves:

         Balance May 31, 1999                                 225,005

         Acquisition of proved reserves                       108,348
         Revision of previous estimates                        16,913
         Production                                          ( 23,263)
                                                             ---------
         Balance May 31, 2000                                 327,003
                                                              =======

         In addition, to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interest in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proved reserves equal to approximately 262,000 BBLS of oil for these undeveloped properties. During the year ended May 31, 2000 a total of 14,916 Mcf was produced.

         The following schedule present the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended May 31, 2000 and 1999. Estimated future cash flows were based on an independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at May 31, 2000 and 1999, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results to operations.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

         Standardized measures of discounted future net cash flows:

                                              May 31, 2000          May 31, 1999
                                              ------------          ------------

Future production revenues                     $12,209,537          $ 4,306,232

Less: future production costs                   (6,258,247)          (3,154,315)
                                               -------------       ------------
Future cash flows before income taxes            5,951,290            1,151,917

Future income tax (benefits)                    (2,023,439)            (345,575)
                                               -------------       ------------
Future net cash flows                           3, 927,851              806,342

Effect of discounting future
  Annual net cash flows at 10%                    (981,963)            (268,673)
                                               -------------       ------------
Standardized measure of discounted            $  2,945,888        $     537,669
                                               =============       ============
  Net cash flows

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Douglas L. Lamb, age 49, Director and President since January 1998. Mr. Lamb has been highly involved in gas gathering pipeline operations and construction in the southeast Kansas region since 1984. He has fostered pipeline construction and consolidation activities that have resulted in the 150 mile pipeline network which is operated out of Benedict. He is also responsible for the operation of about 100 oil and gas wells and has much experience in the drilling and completion of oil and gas wells in southeast Kansas. Mr. Lamb earned his Bachelor of Business Administration degree from Wichita State University in 1972.

John C. Garrison, age 48, Director and Treasurer since January 1998. Mr. Garrison brings to the Quest team expertise in public company activities and issues. Mr. Garrison has been a Certified Public Accountant in public practice providing financial management and accounting services to a variety of businesses for over twenty years. Mr. Garrison holds a Bachelor degree in Accounting from Kansas State University.

Richard M. Cornell, age 63, Director and Secretary since January 1998. Mr. Cornell has been involved in the oil and gas business in southeast Kansas as an independent oil and gas producer and as a regional manager for an international energy company. He is a full time employee of the company and is responsible for the acquisition of oil & gas leaseholds and for regulatory compliance. Mr. Cornell also participates in the analysis and qualification of development projects.


Compliance with Section 16(a) of the Exchange Act

The Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner except those listed in this subsection.

Douglas L. Lamb had five transactions involving Company common stock from 05/99 through 03/00 which are reported on three Form 4 filings that were made on August 29, 2000. Marsha K. Lamb, Richard M. Cornell and John C. Garrison effected two sales of the Company's common stock during the months of 12/99 and 02/00 which were reported on Form 4 filings made on August 29, 2000. Henry F. Mogg had nine transactions involving Company common stock from 8/99 through 5/00 which were reported on Form 4 filings made on August 29, 2000.

ITEM 10.          EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2,000, 1999, 1998 and 1997. The following table provides summary information for the years 2000, 1999 and 1998 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of its chief executive officer. Mr. Lamb's compensation has been paid by

QES and PGPC as more fully described in Note (1) below. Mr. Lamb is the president and a director of the Company, QES, PGPC, and QOG.


                                         SUMMARY COMPENSATION TABLES

                                             Annual Compensation
 ------------------------------------------------------------------------------------------------------------------

          Name and                                                                         Other Annual
     Principal Position        Year        Salary ($)            Bonus ($)               Compensation ($)
-------------------------------------------------------------------------------------------------------------------
      Douglas L. Lamb,         2000        $60,000(1)             -0-(1)                        -0-
         President
-------------------------------------------------------------------------------------------------------------------
      Douglas L. Lamb,         1999        $36,000               - 0-(2)                       - 0-
         President
-------------------------------------------------------------------------------------------------------------------
       Ken W. Kurtz,           1998          - 0-                - 0 -                         - 0-
         President
-------------------------------------------------------------------------------------------------------------------



                                                         Long Term Compensation
                                   ------------------------------------------------------------
                                                        Awards                       Payouts
                                   ------------------------------------------------------------

                                      Restricted        Securities Underlying        LTIP           All Other
    Name and Principal                   Stock                 Options/             Payouts        Compensation
         Position           Year      Award(s)($)              SARs(#)                ($)              ($)
---------------------------------------------------- ----------------------------------------- --------------------
     Douglas L. Lamb,       2000         - 0-                    - 0-                - 0-              - 0-
        President
---------------------------------------------------- ----------------------------------------- --------------------
     Douglas L. Lamb,       1999        $20,192                  - 0-                - 0-              - 0-
        President
---------------------------------------------------- ----------------------------------------- --------------------
      Ken W. Kurtz,         1998         - 0-                    - 0-                - 0-              - 0-
        President
---------------------------------------------------- ----------------------------------------- --------------------

     (1) Douglas L. Lamb has received a salary from QES and PGPC while serving as the president of those entities. As of May 31, 2000, his annual salary from both QES and PGPC totaled $60,000, while his annual compensation in 1999 and 1998 was $36,000 and in the years 1997 and 1996 was $33,000. Mr. Lamb also received 80,766 shares of Common Stock on January 7, 1999 for services he rendered to the Company. There was no trading market for the Company's stock at that time. A stock value of $0.25 per share is used for the valuation of this stock which approximates the stockholder's equity per share at the time the stock was issued to Mr. Lamb.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of August 21, 2000, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director and by all executive officers and directors as a group. The table also sets forth the number and percentage of the outstanding shares to be owned by each such person or group. The percentages of ownership and the number of shares beneficially owned are disproportionate due to joint beneficial ownership making the notes following the table essential for a complete understanding of the Company's ownership structure.

The table below only contains information relating to the Company's Common Stock, as no shares of Preferred Stock have been issued or are owned by any of the parties listed in the table below.

                  Name and Address of                   Number of Shares
                    Beneficial Owner                 Beneficially Owned (1)  Percent of Class
                    ----------------                 ------------------      ----------------
                   Marsha K. Lamb (2)
                  703 East Main Street                     1,619,471               29.0%
                   Benedict, KS 66714

            The Henry F. Mogg M&M Trust (3)
                 1999 London Town Lane                      776,852                19.9%
                  Titusville, FL 23796

                Crown Properties, LC (4)
                  701 East Main Street                      975,000                17.5%
                   Benedict, KS 66714

        Bonanza Energy Corporation of Kansas (5)
                  701 East Main Street                      508,527                9.1%
                   Benedict, KS 66714

            Executive Officers and Directors
            --------------------------------
                  Douglas L. Lamb (6)
                  703 East Main Street                     1,619,471               29.0%
                   Benedict, KS 66714

                    John C. Garrison
                  701 East Main Street                       45,372                 (7)
                   Benedict, KS 66714

                   Richard M. Cornell
                  701 East Main Street                       16,000                 (7)
                   Benedict, KS 66714

          All Executive Officers & Directors
               as a Group (Three persons)                  1,680,843               30.1%
               --------------------------

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

(2) Includes (i) 14,400 shares held by Marsha K. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 508,527 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; (iv) 67,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; and
(v) 54,544 shares held by Douglas L. Lamb. Marsha K. Lamb disclaims beneficial ownership of the shares specified in clause (v) above.

(3) The Henry F. Mogg M&M Trust is controlled by Henry F. Mogg as its settlor and trustee with full and exclusive personal power of revocation and amendment over the Trust as long as he is alive.

(4) Crown Properties, LC is wholly owned by Marsha K. Lamb.

(5) Bonanza Energy Corporation of Kansas is jointly owned by Douglas L. Lamb and Marsha K. Lamb.

(6) Includes (i) 54,544 shares held by Douglas L. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 14,400 shares held by Marsha K. Lamb;(iv) 508,527 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; and (v) 67,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb. Douglas L. Lamb disclaims beneficial ownership of the shares specified in clauses (ii) and (iii) above.

(7)  Does not exceed 1% of the referenced class of securities.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bonanza Energy Corporation of Kansas, a Kansas corporation ("BECK") has been the sole marketer of gas transported by the gas gathering pipelines owned by PGPC. BECK is owned by Douglas and Marsha Lamb and BECK earns a fee for the gas marketing services that it provides. BECK has never failed to sell all of the gas that is available each month and at sales prices that are competitive. Bonanza Energy Corporation of Kansas is owned by Douglas L. Lamb, the Company's president and one of its directors, and Marsha K. Lamb who is Mr. Lamb's wife and an officer in the subsidiary companies.

During the fiscal year ended May 31, 2000, Bonanza Energy Corporation of Kansas has loaned the Company and its subsidiaries $118,245.28 while having been repaid $83,456.61 on notes bearing 10% interest which was all used by the Company as working capital. Bonanza Energy Corporation of Kansas is owned by Douglas L. Lamb, the Company's president and one of its directors, and Marsha K. Lamb who is Mr. Lamb's wife and an officer in the subsidiary companies.

The office facility for the Company and its subsidiaries is leased from Crown Properties, LC for $500 per month. Crown Properties, LC is owned by Marsha K. Lamb who is also an officer of QES, PGPC, and QOG and is the wife of Douglas L. Lamb.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of August, 2000.

         Quest Resource Corporation

          /s/ Douglas L. Lamb
         ---------------------------
         Douglas L. Lamb, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                      Date


 /s/ Douglas L. Lamb             President/Director         August 29, 2000
--------------------------
Douglas L. Lamb

 /s/ Richard M. Cornell          Secretary/Director         August 29, 2000
--------------------------
Richard M. Cornell

 /s/ John C. Garrison            Treasurer/Director         August 29, 2000
---------------------------
John C. Garrison

INDEX TO EXHIBITS

Exhibit   Page
No.        No.        Description

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

27(i)     34        Financial Data Schedule