Form 10QSB
period 2000-08-31
QUEST RESOURCE CORP
filed 2000-10-16
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________.

Commission file number: 0-17371

                           QUEST RESOURCE CORPORATION
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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of August 13, 2000 was 5,626,342.

                                     Total of Sequentially Numbered Pages:    12

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................3
         Item 1.           Financial Statements................................3
                  Consolidated Financial Statements .........................F-1
         Item 2.           Management's Discussion And Analysis  ..............4
                  Forward Looking Information..................................4
                  Business of Issuer...........................................4
                  Results of Operations........................................4
                  Capital Resources and Liquidity..............................5
         SIGNATURES............................................................6

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

Except as otherwise required by the context, references in this quarterly report to "we," "our" and "us" refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company and Quest Energy Service, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended August 31, 2000, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2000.

                                                  Quest Resource Corporation
                                                  Consolidated Balance Sheet

                                              (Unaudited)             (Audited)
                                               August 31                May 31
                                                 2000                   2000
                                          ------------------      --------------

                                  A S S E T S

Current Assets
Cash                                       $          28,773        $   110,562
Accounts Receivable                                  414,118            352,611
Notes Receivable                                      55,788             54,180
Parts & Supplies                                      22,100             22,100
                                          ---------------------   --------------

             Total Current Assets          $         520,779        $   539,453

Property & Equipment
Property & Equipment                                 465,023            440,610
Less: Allowance for Depreciation                    (219,806)          (210,143)
                                          ------------------      -------------
                                                     245,217            230,467

Pipeline Assets, net                               3,018,967          2,875,212

Oil & Gas Properties
Properties being Amortized                         1,080,622          1,080,622
Properties not being Amortized                        41,643             10,430
Less: Accumulated depreciation,
   depletion, and amortization                       (58,011)           (54,842)
                                          ------------------      -------------
                                                   1,064,254          1,036,210

Other Assets
Contracts & Right of Way, net                         99,881            101,752
Organization Costs, net                              113,382            115,182
Deferred Tax Credit                                  117,595            124,009
                                          --------------------    -------------
                                                     330,858            340,943
                                          ------------------      -------------

             Total Assets                  $       5,180,075       $  5,022,285
                                          ==================      ==============


                           Quest Resource Corporation
                           Consolidated Balance Sheet

                                                         (Unaudited)        (Audited)
                                                          August 31           May 31
                                                            2000              2000
                                                     -----------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $    116,672       $    100,112
Oil & Gas Payable                                          193,349            115,999
Accrued Interest                                            36,809             34,413
Notes Payable, Current Portion                             563,755            529,284
Accrued Expenses                                             4,364              3,991
                                                     ----------------   --------------

             Total Current Liabilities                     914,949            783,799

Non-Current Liabilities
Note Payable                                             1,476,745          1,451,983
Less Portion Shown as Current                             (563,755)          (529,284)
                                                     -------------      --------------
                                                           912,990            922,699
                                                     -------------      --------------

             Total Liabilities                           1,827,939          1,706,498

Commitments and contingencies                                    -                  -

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized                   10                 10
   $.001 par value, 10,000 shares issued
   and outstanding
Common Stock, 950,000,000 Shares Authorized                  5,626              5,626
    $.001 par value, 5,626,342 and 5,626,342
    shares outstanding issued and outstanding
Paid In Surplus                                          3,699,089          3,699,089
Retained Earnings                                         (352,589)          (388,938)
                                                     -------------      --------------
                                                         3,352,136          3,315,787
                                                     -------------      --------------

    Total Liabilities and Stockholders' Equity         $ 5,180,075     $    5,022,285
                                                     =============      ==============

                           Quest Resource Corporation
                      Consolidated Statement of Operations
                                   (Unaudited)

                                           For the Three Months Ended
                                        -----------------------------------
                                                     August 31
                                        -----------------------------------
                                              2000              1999
                                        -----------------------------------
Revenue
Gas Pipeline Transmission Fees           $        157,095  $          128,002
Oil & Gas Production Revenue                      149,890              46,348
Oil & Gas Operations                               91,360              81,059
Pipeline Operations                                37,246              49,086
Pipeline & Property Development                   130,263              32,371
Oil Trucking & Marketing                           20,626              13,540
Other Revenue                                       6,130               5,774
                                        -----------------------------------

             Total Revenues                       592,610            356,180

Cost of Revenues
Purchases & Outside Services                      105,670              47,678
Lease Operating Costs                              69,940              33,462
Pipeline Operating Costs                           88,642              43,700
Wages                                              91,779              80,126
Payroll Taxes                                       7,111               6,129
Utilities-Leases                                   17,739              14,853
Tags, License, & Equipment Repairs                  4,514               1,024
Fuel, Oil, Etc                                     16,108              10,325
                                        -------------------------------------

             Total Cost of Revenues               401,503             237,297

             Gross Profit                $        191,107  $          118,883


                                         Quest Resource Corporation
                                    Consolidated Statement of Operations
                                                 (Unaudited)


                                                             For the Three Months Ended
                                                         -----------------------------------
                                                                      August 31
                                                         -----------------------------------
General and Administrative Expenses                            2000              1999
-----------------------------------
                                                         -----------------------------------

Interest                                                  $     29,292  $         26,781
Depreciation, Depletion & Amortization                          39,050            58,626
Insurance                                                       20,691            13,130
Repairs                                                          4,789            12,568
Supplies                                                        27,546             3,251
Telephone                                                        2,730             4,106
Utilities                                                        1,981             1,662
Other Expenses                                                  24,066            20,216
                                                         -------------------------------
          Total General and Administrative Expenses            150,145           140,340

          Income (Loss) from continuing operations before       40,962           (21,457)
          other income and expenses and income taxes

Other Income
Sale of Assets                                                       -                 -
Interest Income                                                  1,801             1,383
                                                         -------------------------------
             Total Other Income                                  1,801             1,383

             Net Income (Loss) Before Income Taxes              42,763           (20,074)


Income Tax (Expense) Benefit                                    (6,414)            3,011
                                                         --------------------- --------
             Provision for Income Taxes                         (6,414)            3,011

             Net Income (Loss)                            $     36,349  $       (17,063)
                                                         ===============================
             Net Income (Loss) per share                  $       0.00  $        (0.003)

             Weighted Average Number of
                 Shares Outstanding                          5,626,342        5,257,565



                           Quest Resource Corporation
                       Consolidated Statement of Cashflows
                                   (Unaudited)

                                                              For the Three Months Ended August 31
                                                          -------------------------------------------
                                                                2000                    1999
                                                               ------                  -----
Cash Flows from Operating Activities:
Net Income (Loss)                                         $     36,349        $        (17,063)
Adjustments to Reconcile Excess Contributions to cash
provided from operations:
             Depreciation                                       32,210                  41,985
             Amortization                                        3,671                  10,320
             Depletion                                           3,169                   6,321
             Accounts Receivable                               (61,507)                (87,359)
             Organization Costs                                   (480)                 (4,000)
             Accounts Payable                                   16,560                 (48,209)
             Oil & Gas Payable                                  77,350                  44,711
             Notes Receivable                                   (1,128)                  5,259
             Deferred Tax Credit                                 6,414                  (3,011)
             Accrued Interest Payable                            2,396                  13,798
             Accrued Expenses                                      373                     255
                                                           -----------           --------------

             Total Adjustments                                  79,028                 (19,930)

Net Cash provided from Operating Activities                    115,377                 (36,993)

Cash flows from Investing Activities:
             Fixed Assets                                     (221,928)               (47,925)
                                                           ------------          ---------------

Net Cash used in Investing Activities                         (221,928)               (47,925)

Cash flows from Financing Activities
             Change in Long-Term Debt                           24,762                (18,236)
             Paid-In-Capital                                         0                100,000
                                                           -----------           --------------

Net Cash used in Financing Activities                           24,762                 81,764

Net Increase (Decrease) in Cash                                (81,789)                (3,154)

Cash Balance, Beginning of Period                              110,562                 31,288

Cash Balance, End of Period                               $     28,773        $        28,134
                                                           ===========           ==============



                                                   Quest Resource Corporation
                                         Consolidated Statement of Stockholders Equity
                                                          (Unaudited)

                                                           Preferred    Common
                                                            Shares      Shares
                                 Preferred     Common        Par         Par         Paid-In        Retained
                                 ----------
                                   Shares      Shares       Value       Value        Capital        Earnings          Total
                                ------------------------ ----------- -----------------------------------------------------------

Balance June 1, 2000                  10,000   5,626,342  $     10   $   5,626   $   3,699,089      $(388,938)   $   3,315,787


Net Income (Loss)                                                                                      36,349           36,349
                                ------------------------ ------- --------------------------------------------------------------

Balance August 31, 2000               10,000   5,626,342  $     10   $   5,626   $   3,699,089      $(352,589)   $   3,352,136

                                ======================== =========== ===========================================================











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


Business of Issuer

Our primary business is the production and transportation of natural gas in a five-county region of southeast Kansas which is served by our gas pipeline network. Our main focus is upon the development of Company-owned gas reserves in our pipeline region and upon the continued enhancement of the pipeline system. During this quarter we have added two new gas wells and have completed a new gas compressor station which provides access to the interstate pipeline network. We have also been adding new land leases to our inventory of undeveloped acreage. Additional new gas wells are currently being developed along with ongoing enhancements to the pipeline system. Revenues and net income have increased significantly during this quarter and are expected to continue growing as our gas volumes increase from the on-going gas development program.

This development activity has been fostered primarily by local bank financing. Our line of credit with this bank was increased again last month in recognition of our successful development program. The attractive prices for both crude oil and natural gas are having a very positive impact on all aspects of our business.


The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2000; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the quarter ended August 31, 2000 as compared to the quarter ended a year earlier on August 31, 1999 unless otherwise stated.


Results of Operations

Revenue from operations for the quarter ended August 31, 2000 of $592,610 increased 66% when compared to revenue of $356,180 for the quarter ended August 31, 1999. This increase is attributable to a 223% increase in oil and gas production revenue which resulted from: (1)our acquisition of additional gas and oil properties; (2) the new gas wells developed; and, (3) the increased prices of both crude oil and natural gas. The total revenue increase is also attributable to a 23% increase in pipeline transportation revenue which resulted from both increased gas prices and gas volumes transported. Another significant revenue event was the 302% increase in pipeline and property development services which reflects the increased construction and development work being performed by Quest Energy Service, Inc. on the pipelines and new gas wells.

The costs and expenses for the quarter ended August 31, 2000 totaled $551,648 which is a 46% increase when compared to the total costs and expenses incurred for the quarter ended August 31, 1999. Increases occurred in the pipeline and property operating costs due to increased expenses associated with the higher gas volumes and the increased number of wells operating. Purchases and outside services also increased significantly as part of our development of new gas wells and the pipeline improvements accomplished.

The Company reported its best quarterly profit before income taxes to date of $42,763, as compared to the loss in the quarter a year ago of ($20,074). Included in the $42,763 quarterly net income figure is $39,050 of non cash deductions including depreciation, depletion and amortization expenses. This positive net income reflects beneficial results from the consolidation of producing oil and gas properties into the Company, the increased profitability of the gas pipeline network, and the growing gas volume from new wells coming on line.


Capital Resources and Liquidity

During the quarter ended August 31, 2000 the Company drew $221,928 on its bank line of credit which was invested primarily in the fixed assets of gas properties and pipeline facilities. Long term notes payable increased $24,762 from the bank financing which provided the above facility investment less payments made on the bank notes during the quarter. Net cash provided from operating activities increased substantially from a deficit of ($36,993) in the comparable 1999 quarter to a positive $115,377 for this quarter ended August 31, 2000, which reflects the much improved cash flow being generated by the Company's pipelines and gas wells.

Given the Company's emphasis on investment in its gas reserves and pipelines, cash reserves are not expected to grow significantly since cash is being re-invested in these long-term assets. Also, debt incurred for new development has increased bank payments which has been more than offset by the new revenue created from gas sales and pipeline transportation. Therefore, growth on our balance sheet is expected to occur primarily in the gas property and pipeline asset section instead of in the current asset section.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 2000.



                                   Quest Resource Corporation



                                   /s/ Douglas L. Lamb
                                   -------------------------------
                                   Douglas L. Lamb, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Douglas L. Lamb           President and Director        October 13, 2000
----------------------------
Douglas L. Lamb


/s/ Richard M. Cornell        Secretary and Director        October 13, 2000
----------------------------
Richard M. Cornell


/s/ John C. Garrison          Treasurer and Director        October 13, 2000
----------------------------
John C. Garrison