Form 10QSB
period 2000-11-30
QUEST RESOURCE CORP
filed 2001-01-12
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000.

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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of January 11, 2001 was 5,626,342.

                                        Total of Sequentially Numbered Pages: 12

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................3
         Item 1.           Financial Statements................................3
                  Consolidated Financial Statements......................... F-1
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

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

Except as otherwise required by the context, references in this quarterly report to "we," "our" and "us" refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc. and Quest Energy Service, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended November 30, 2000, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

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


                                    Quest Resource Corporation
                                    Consolidated Balance Sheet

                                                              (Unaudited)                        (Audited)
                                                              November 30                         May 31
                                                                  2000                             2000
                                                           ------------------                -----------------
                                              ASSETS

Current Assets
Cash                                                       $           93,001                $         110,562
Accounts Receivable                                                   262,366                          159,262
Oil & Gas Production Receivable                                       407,796                          193,349
Notes Receivable                                                       44,760                           54,180
Inventory                                                              22,100                           22,100
                                                           ------------------                -----------------
             Total Current Assets                          $         830,023                 $         539,453

Property & Equipment
Property & Equipment                                                  486,751                          440,610
Less: Allowance for Depreciation                                    (229,469)                         (210,143)
                                                           ------------------                -----------------
                                                                      257,282                          230,467

Pipeline Assets, net                                                3,143,335                        2,875,212

Oil & Gas Properties
Properties being Amortized                                          1,080,622                        1,080,622
Properties not being Amortized                                        146,568                           10,430
Less: Accumulated depreciation, depletion,
        and amortization                                              (65,643)                         (54,842)
                                                           ------------------                -----------------
                                                                    1,161,547                        1,036,210
Other Assets
Contracts & Right of Way, net                                          99,881                          101,752
Organization Costs, net                                               109,711                          115,182
Deferred Tax Credit                                                    67,796                          124,009
                                                           ------------------                -----------------
                                                                      277,388                          340,943
                                                           ------------------                -----------------
             Total Assets                                   $       5,669,575                   $    5,022,285
                                                            =================                   ==============


                                         Quest Resource Corporation
                                         Consolidated Balance Sheet


                                                                       (Unaudited)                 (Audited)
                                                                       November 30                  May 31
                                                                           2000                      2000
                                                                    ------------------         -----------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                     $          85,323          $      100,112
Oil & Gas Payable                                                              407,795                 115,999
Accrued Interest                                                                44,428                  34,413
Notes Payable, Current Portion                                                 558,316                 529,284
Accrued Expenses                                                                 2,741                   3,991
                                                                    ------------------        ----------------
             Total Current Liabilities                                       1,098,603                 783,799

Non-Current Liabilities
Note Payable                                                                 1,692,105               1,451,983
Less Portion Shown as Current                                                 (558,316)               (529,284)
                                                                    ------------------        ----------------
                                                                             1,133,789                 922,699
                                                                    ------------------        ----------------
             Total Liabilities                                               2,232,392               1,706,498

Commitments and contingencies                                                        -                       -

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized                                       10                      10
   $.001 par value, 10,000 shares issued and outstanding
Common Stock, 950,000,000 Shares Authorized                                      5,626                   5,626
   $.001 par value, 5,626,342 and 5,626,342 shares
    issued and outstanding
Paid In Surplus                                                              3,699,089               3,699,089
Retained Earnings                                                             (267,542)               (388,938)
                                                                    ------------------        ----------------
                                                                             3,437,183               3,315,787
                                                                    ------------------        ----------------
             Total Liabilities and Stockholders' Equity              $       5,669,575          $    5,022,285
                                                                     =================          ==============



                                           Consolidated Balance Sheet
                                      Consolidated Statement of Operations
                                                   (Unaudited)

                                                 For the Three Months Ended        For the Six Months Ended
                                               --------------------------------- -----------------------------
                                                        November 30                       November 30
                                               --------------------------------- -----------------------------
                                                    2000             1999             2000            1999
                                               --------------------------------- -----------------------------
Revenue
Gas Pipeline Transmission Fees                    $    227,131     $   149,597    $   384,226  $     277,595
Oil & Gas Production Revenue                            99,410          86,015        249,300        132,363
Oil & Gas Operations                                   149,204         127,660        240,564        208,719
Pipeline Operations                                     57,152          50,490         94,398         99,576
Pipeline & Property Development                        146,342          33,014        276,605         65,385
Oil Trucking & Marketing                                23,771          16,996         44,397         30,536
Other Revenue                                           58,532             773         64,662          6,551
                                               ------------------------------- ------------------------------

             Total Revenues                            761,542         464,545      1,354,152        820,725

Cost of Revenues
Purchases & Outside Services                           134,559          51,768        240,229         99,446
Lease Operating Costs                                  103,470          52,264        173,410         85,726
Pipeline Operating Costs                               102,531          58,597        191,173        102,297
Wages                                                  104,440          87,563        196,219        167,689
Payroll Taxes                                            8,040           6,699         15,151         12,828
Utilities-Leases                                        14,797          17,512         32,536         32,365
Tags, License, & Equipment Repairs                       5,638           5,009         10,152          6,033
Fuel, Oil, Etc                                          16,147          10,460         32,255         20,785
                                               ------------------------------- ------------------------------
             Total Cost of Revenues                    489,622         289,872        891,125        527,169

             Gross Profit                         $    271,920     $   174,673    $   463,027  $     293,556


                                              Consolidated Statement of Operations
                                          Consolidated Statement of Operations (con't)
                                                           (Unaudited)

                                                                   For the Three Months Ended         For the Six Months Ended
                                                               --------------------------------- --------------------------------
                                                                           November 30                       November 30
                                                               --------------------------------- --------------------------------
General and Administrative Expenses                                    2000             1999              2000            1999
-----------------------------------
                                                               --------------------------------- --------------------------------
Interest                                                         $      36,826     $    27,773    $    66,118     $     54,554
Depreciation, Depletion & Amortization                                  43,513          55,429         82,563          114,055
Insurance                                                               22,741          18,089         43,432           31,219
Repairs                                                                  8,626           6,650         13,415           19,218
Supplies                                                                12,819          19,236         40,365           22,487
Telephone                                                                2,958           3,930          5,688            8,036
Utilities                                                                1,483           1,568          3,464            3,230
Other Expenses                                                          14,923          16,283         38,989           36,499
                                                               -----------------------------------------------------------------
          Total General and Administrative Expenses                    143,889         148,958        294,034          289,298

          Income (Loss) from continuing operations before              128,031          25,715        168,993            4,258
          other income and expenses and income taxes

Other Income
Sale of Assets                                                              -                -                               -
Interest Income                                                          6,815           1,449          8,616            2,832
                                                               -----------------------------------------------------------------
             Total Other Income                                          6,815           1,449          8,616            2,832

             Net Income (Loss) Before Income Taxes                     134,846          27,164        177,609            7,090

Income Tax (Expense) Benefit                                           (49,799)         (4,075)       (56,213)          (1,064)
                                                               -----------------------------------------------------------------
             Net Income (Loss)                                   $      85,047     $    23,089   $    121,396     $      6,026
                                                               =================================================================
             Net Income (Loss) per share                         $       0.015     $     0.004   $      0.022     $      0.001

             Weighted Average Number of
                 Shares Outstanding                                  5,626,342       5,292,843      5,626,342        5,292,843


                                Consolidated Statement of Operations (con't)
                                     Consolidated Statement of Cashflows
                                                 (Unaudited)

                                                                     For the Six Months Ended November 30
                                                                ---------------------------------------------
                                                                         2000                     1999
                                                                  ------------------       -----------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                   $    121,396        $         23,089
Adjustments to Reconcile Excess Contributions to cash
provided from operations:
             Depreciation                                                 64,420                  83,970
             Amortization                                                  7,342                  16,495
             Depletion                                                    10,801                  13,590
             Accounts Receivable                                        (103,104)               (102,973)
             Oil & Gas Receivable                                       (214,447)
             Organization Costs                                                -                  (9,829)
             Accounts Payable                                            (14,789)                (45,215)
             Oil & Gas Payable                                           291,796                  61,292
             Notes Receivable                                              9,420                   8,121
             Deferred Tax Credit                                          56,213                   4,075
             Accrued Interest Payable                                     10,015                  25,295
             Accrued Expenses                                             (1,250)                    762
                                                                  ----------------       -----------------

             Total Adjustments                                           116,417                  55,583

Net Cash provided from Operating Activities                              237,813                  78,672

Cash flows from Investing Activities:
             Oil & Gas Properties                                       (136,138)                      -
             Pipeline Assets                                            (342,249)                      -
             Fixed Assets                                                (46,141)               (121,280)
                                                                  ----------------       -----------------

Net Cash used in Investing Activities                                   (524,528)               (121,280)

Cash flows from Financing Activities
             Increase in Current Portion of Long-Term Debt                29,032                       -
             Increase  (Decrease) in Long-Term Debt                      240,122                 (89,329)
             Paid-In-Capital                                                   0                 150,000
                                                                  ----------------       -----------------

Net Cash used in Financing Activities                                    269,154                  60,671

Net Increase (Decrease) in Cash                                          (17,561)                 18,063

Cash Balance, Begin of Period                                            110,562                  31,288

Cash Balance, End of Period                                       $       93,001        $         49,351
                                                                  ================       =================


                                                      Quest Resource Corporation
                                             Consolidated Statement of Stockholders Equity
                                                              (Unaudited)

                                                          Preferred       Common
                                                           Shares         Shares
                              Preferred       Common         Par            Par          Paid-In        Retained
                                Shares        Shares        Value          Value         Capital        Earnings         Total
                             ------------ --------------------------- --------------------------------------------- --------------
Balance June 1, 2000             10,000      5,626,342    $    10      $   5,626     $  3,699,089    $  (388,938)    $ 3,315,787

Net Income (Loss)                                                                                         36,349          36,349
                             ----------------------------------------------------------------------------------------------------

Balance August 31, 2000               -      5,626,342         10          5,626        3,699,089       (352,589)      3,352,136

Net Income (Loss)                                                                                         85,047          85,047
                             ----------------------------------------------------------------------------------------------------

Balance November 30, 2000        10,000      5,626,342    $    10      $   5,626     $  3,699,089   $   (267,542)    $ 3,437,183
                             ======================================================================================================











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

During the quarter ended November 30, 2000, we have continued to make significant enhancements to our gas gathering pipeline network which include the installation of a new gas compressor station near Thayer, Kansas. We also expended considerable effort during the quarter on the acquisition of over 11,000 acres of new land leases which has added significantly to our inventory of undeveloped acreage. Currently, we are drilling numerous additional gas wells and we are making additional enhancements to our pipeline system. Revenues and net income have increased significantly during this quarter and are expected to continue growing as our gas volumes increase from the on-going gas development program.


Results of Operations

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2000; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the quarter ended November 30, 2000 as compared to the quarter ended a year earlier on November 30, 1999 unless otherwise stated.

Total revenue for the quarter ended November 30, 2000 was $768,357 which resulted in net income before income taxes of $134,846. For the comparable quarterly period ended November 30, 1999 our total revenue was $465,994 with resulting net income before income taxes of $27,164. Therefore, net income before income taxes increased 396% for the quarter ended November 30, 2000 as compared to the year- earlier quarter.

Revenue from operations for the six month period ended November 30, 2000 was $1,354,152 which resulted in net income before income taxes of $177,609. For the comparable six month period ended November 30, 1999 our revenue from operations was $820,725 with resulting net income before income taxes of $7,090. Therefore, net income before income taxes increased 2,405% for the six month period ended November 30, 2000 as compared to the year-earlier period.

These increases in revenue and net income are attributable to significant increases in pipeline transportation revenue which resulted from both increased gas prices and gas volumes transported. Another significant revenue event was the large increase in pipeline development services which reflects the increased construction and development work being performed by Quest Energy Service, Inc. on the various gas pipelines.

These revenue and net income figures for the previous quarter and six-month period represent the highest ever reported by the Company to date. Furthermore, we expect this trend of increasing revenues to continue because of the growth in the revenue categories of (1) gas pipeline transmission fees, (2) gas production revenue, and (3) pipeline and property development. The growing revenue in these three categories are being generated by the increased development of gas production in the Company-owned pipeline region.


Capital Resources and Liquidity

During  the six month  period  ended  November  30,  2000 the  Company  invested
$524,528, primarily in the fixed assets of gas properties and pipeline facilities. Long term notes payable increased $240,122 from the bank financing which provided the above facility investment less payments made on the bank notes during the period. Net cash provided from operating activities increased substantially from $78,672 in the comparable 1999 period to a $237,813 for the six-month period ended November 30, 2000, which reflects the continued improvement in the amount of cash being generated by the Company's pipelines and gas wells.

The Company has a line of credit with a local bank for the development of new gas wells and pipeline improvements. We also expect to supplement the bank line of credit with other capital raised privately in order to fund a more aggressive gas well drilling program. We expect to adequately fund on-going drilling of new gas wells from a combination of the bank financing, privately raised capital, and internally generated cash flow.

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of January, 2001.



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

Signature                       Title                         Date

/s/ Douglas L. Lamb             President and Director        January 11, 2001
------------------------
Douglas L. Lamb


/s/ Richard M. Cornell          Secretary and Director        January 11, 2001
------------------------
Richard M. Cornell


/s/ John C. Garrison            Treasurer and Director        January 11, 2001
------------------------
John C. Garrison