Form 10QSB
period 2001-02-28
QUEST RESOURCE CORP
filed 2001-04-16
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2001.

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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of April 13, 2001 was 5,757,342.

                                  Total of Sequentially Numbered Pages:    12

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION...............................................3
      Item 1.     Financial Statements.......................................3
            Consolidated Financial Statements..............................F-1
      Item 2.     Management's Discussion And Analysis.......................4
            Forward Looking Information......................................4
            Business of Issuer...............................................4
            Results of Operations............................................4
            Capital Resources and Liquidity..................................5
      SIGNATURES.............................................................6

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

Except as otherwise required by the context, references in this quarterly report to "we," "our," "us" or "the Company" refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas
Pipeline Company, Inc. and Quest Energy Service, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended February 28, 2001, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

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

                              Quest Resource Corporation
                              Consolidated Balance Sheet

                                                     (Unaudited)            (Audited)
                                                     February 28              May 31
                                                         2001                  2000
                                                     ------------          ------------

                                      A S S E T S
Current Assets
Cash                                                 $    154,217          $    110,562
Accounts Receivable                                       484,218               159,262
Oil & Gas Production Receivable                           900,601               193,349
Oil & Gas Hedging Contracts                               198,298                    -
Notes Receivable                                           62,801                54,180
Inventory                                                  50,500                22,100
                                                     --------------        --------------

         Total Current Assets                           1,850,635               539,453

Property & Equipment
Property & Equipment                                      601,219               440,610
Less: Allowance for Depreciation                         (229,806)             (210,143)
                                                     --------------        --------------
                                                          371,413               230,467

Pipeline Assets, net                                    3,300,929             2,875,212

Oil & Gas Properties
Properties being Amortized                              1,166,361             1,080,622
Properties not being Amortized                            146,568                10,430
Less: Accumulated depreciation, depletion, and
amortization                                              (71,709)              (54,842)
                                                     ------------          ------------
                                                        1,241,220             1,036,210
Other Assets
Contracts & Right of Way, net                             205,949               216,934
Deferred Tax Credit                                            -                124,009
                                                     ------------          ------------
                                                          205,949               340,943
                                                     ------------          ------------

         Total Assets                                 $ 6,970,146          $  5,022,285
                                                     ===============       =============


                              Quest Resource Corporation
                              Consolidated Balance Sheet

                                                     (Unaudited)            (Audited)
                                                     February 28              May 31
                                                         2001                  2000
                                                     ------------          ------------

           L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y
Current Liabilities
Accounts Payable                                     $   169,777           $   100,112
Oil & Gas Payable                                        900,601               115,999
Accrued Interest                                          36,809                34,413
Income Tax Payable                                        77,355                    -
Notes Payable, Current Portion                           476,679               529,284
Accrued Expenses                                           6,431                 3,991
                                                     ------------          ------------

         Total Current Liabilities                     1,667,652               783,799

Non-Current Liabilities
Debenture Payable                                        125,000                     0
Note Payable                                           1,861,161             1,451,983
Less Portion Shown as Current                           (476,679)             (529,284)
                                                     ------------          ------------
                                                       1,509,482               922,699
                                                     ------------          ------------

         Total Liabilities                             3,177,134             1,706,498

Commitments and contingencies                                 -                     -

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized                 10                    10
   $.001 par value, 10,000 shares issued and outstanding
Common Stock, 950,000,000 Shares Authorized                5,736                 5,626
    $.001 par value, 5,736,342 and 5,626,342 shares
    issued and outstanding
Paid In Surplus                                        3,808,979             3,699,089
Retained Earnings                                        (21,713)             (388,938)
                                                     ------------          ------------
                                                       3,793,012             3,315,787
                                                     ------------          ------------

         Total Liabilities and Stockholders' Equity  $ 6,970,146           $ 5,022,285
                                                     ============          ============

                              Quest Resource Corporation
                         Consolidated Statement of Operations
                                      (Unaudited)

                                          For the Three Months Ended  For the Nine Months Ended
                                          ---------------------------------------------
                                                February 28           February 28
                                          ---------------------------------------------
                                             2001        2000       2001       2000
                                          ---------------------------------------------
Revenue
Gas Pipeline Transmission Fees            $ 394,793    $ 133,476   $ 779,019   $ 411,071
Oil & Gas Production Revenue                171,680      123,744      20,980     256,108
Oil & Gas Operations                        119,040      129,853      59,604     338,575
Pipeline Operations                          92,077       66,971     186,475     166,547
Pipeline & Property Development             209,463       15,585     486,068      80,970
Income from Hedging Contracts               102,288           -      102,288          -
Oil Trucking & Marketing                     17,964       22,362      62,361      52,899
Other Revenue                                76,832          751     141,494       7,300
                                          ---------------------------------------------

         Total Revenues                   1,184,137      492,744   2,538,289   1,313,470

Cost of Revenues
Purchases & Outside Services                190,676       77,554     430,905     129,321
Lease Operating Costs                        72,640       39,450     246,050     172,856
Pipeline Operating Costs                    135,355       84,263     326,528     186,560
Wages                                       119,477       87,555     315,696     255,245
Payroll Taxes                                 9,714        7,468      24,865      20,296
Utilities-Leases                                943       20,083      33,479      52,449
Tags, License, & Equipment Repairs            6,051        2,571      16,203       8,602
Fuel, Oil, Etc                               16,275       14,802      48,530      35,587
                                          ---------------------------------------------

         Total Cost of Revenues             551,131      333,746   1,442,256     860,916

         Gross Profit                     $ 633,006    $ 158,998  $1,096,033   $ 452,554


                              Quest Resource Corporation
                     Consolidated Statement of Operations (con't)
                                      (Unaudited)

                                          For the Three Months Ended  For the Nine Months Ended

                                          ---------------------------------------------
                                                February 28           February 28
                                          ---------------------------------------------
General and Administrative Expenses          2001        2000       2001       2000
-----------------------------------       ---------------------------------------------
Interest                                  $  27,863    $ 24,646    $ 93,981    $ 79,200
Depreciation & Amortization                  54,174      48,090     136,737     125,885
Depletion                                    13,698       7,269      13,698      13,590
Insurance                                    18,804      17,104      62,236      48,323
Legal & Professional                             -        4,635          -       10,153
Repairs                                      19,021       7,326      32,436      26,545
Supplies                                     59,110       2,950      99,475      24,859
Telephone                                     3,843       3,474       9,531      11,510
Utilities                                     1,909       1,491       5,373       4,721
Other Expenses                               42,914      22,574      81,903      84,070
                                          ---------------------------------------------

  Total General and Administrative Expense  241,336     139,559     535,370     428,856

Income (Loss) from continuing operations
before other income and expenses and
income taxes                                391,670      19,439     560,663      23,698

Other Income
Sale of Assets                                   -           -                       -
Interest Income                               1,374       2,477       9,990       5,307
                                          ---------------------------------------------

   Total Other Income                         1,374       2,477       9,990       5,307

   Net Income (Loss) Before Income Taxes    393,044      21,916     570,653      29,005

Income Tax (Expense) Benefit               (145,151)     (3,287)   (201,364)     (4,351)
                                          ---------------------------------------------

   Net Income (Loss)                      $247,893     $ 18,629    $369,289    $ 24,654
                                          =============================================

   Net Income (Loss) per share            $  0.044     $  0.004    $  0.065    $  0.005

   Weighted Average Number of
      Shares Outstanding                 5,688,009    5,292,843   5,646,898   5,292,843


                              Quest Resource Corporation
                          Consolidated Statement of Cashflows
                                      (Unaudited)

                                                     For the Nine Months Ended February 28
                                                     ----------------------------------
                                                         2001                  2000
                                                     ----------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                                     $ 369,289          $  24,654
Adjustments to Reconcile Excess Contributions to cash
provided from operations:
         Depreciation                                   114,711             41,915
         Amortization                                    22,026              6,175
         Depletion                                       13,698              7,269
         Accounts Receivable                           (324,756)           (12,487)
         Oil & Gas Receivable                          (707,252)                -
         Oil & Gas Hedging Contracts                   (198,298)                -
         Organization Costs                              11,041             18,669
         Accounts Payable                                69,665            (56,462)
         Oil & Gas Payable                              784,602             55,596
         Inventory                                      (28,400)
         Notes Receivable                                (8,621)            13,200
         Income Tax Payable                              77,355
         Deferred Tax Credit                            124,009             (2,245)
         Accrued Interest Payable                         2,396             36,052
         Accrued Expenses                                 2,440             (3,217)
                                                     ------------          ---------

         Total Adjustments                               (45,384)          104,465

Net Cash provided from Operating Activities              323,905           129,119

Cash flows from Investing Activities:
         Oil & Gas Properties                           (221,877)               -
         Pipeline Assets                                (591,942)               -
         Fixed Assets                                   (160,609)          (54,434)
                                                     ------------          ------------

Net Cash used in Investing Activities                   (974,428)          (54,434)

Cash flows from Financing Activities
         Debenture Payable                                125,000
         Increase  (Decrease) in Long-Term Debt           459,178          (88,130)
         Common Stock                                     110,000               -
                                                     ------------          ------------

Net Cash used in Financing Activities                     694,178          (88,130)

Net Increase (Decrease) in Cash                            43,655          (13,445)

Cash Balance, Beginning of Period                         110,562           31,288


Cash Balance, End of Period                             $ 154,217        $  17,843
                                                       ===========       ===========

                         Consolidated Statement of Stockholders Equity
                                         (Unaudited)

                                                    Preferred   Common
                                                    Shares      Shares
                           Preferred    Common      Par         Par       Paid-In      Retained
                           Shares       Shares      Value       Value     Capital      Earnings     Total
                           -----------------------------------------------------------------------------------
Balance June 1, 2000       10,000       5,626,342    $10        $5,626    $3,699,089   $(388,938)   $3,315,787

Net Income (Loss)                                                                         36,349        36,349
                           -----------------------------------------------------------------------------------

Balance August 31, 2000         -       5,626,342     10         5,626     3,699,089    (352,589)    3,352,136

Net Income (Loss)                                                                         82,983        82,983
                           -----------------------------------------------------------------------------------

Balance November 30, 2000  10,000       5,626,342     10         5,626     3,699,089    (269,606)    3,435,119

Stock Issued for Cash                     110,000                  110       109,890                   110,000

Net Income (Loss)                                                                        247,893       247,893
                           -----------------------------------------------------------------------------------

Balance February 28, 2001  10,000       5,736,342    $10        $5,736    $3,808,979    $(21,713)   $3,793,012

                           ===================================================================================






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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Business of Issuer

Our primary business is the production and transportation of natural gas in a five-county region of southeast Kansas which is served by our gas pipeline network. Our main focus is upon the development of Company-owned gas reserves in our pipeline region and upon the continued enhancement of the pipeline system.

During the quarter ended February 28, 2001 our most significant development activity was the drilling of twelve new gas wells in our Thayer gas field. These new wells are still being completed for productive status as of April so no new gas production was realized from these new wells during the quarter ended
February 28, 2001. However, we do expect to have all twelve wells into production during the quarter ended May 31, 2001.

We also conducted additional pipeline enhancement work during the quarter, with the construction of a two mile extension that was added onto our Shotgun Ridge pipeline in Chautauqua County, Kansas. Another pipeline asset addition during the quarter was a new compressor building for the South Thayer Compressor Station that was completed in February. We also continued our campaign of leasing acreage for future gas development which has increased our total acreage of oil and gas leases to over 30,000 acres.

Results of Operations

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2000; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the quarter ended February 28, 2001 as compared to the quarter ended a year earlier on February 28, 2000 unless otherwise stated.

Total revenue for the quarter ended February 28, 2001 was $1,185,511 which resulted in net income before income taxes of $393,044. For the comparable quarterly period ended February 28, 2000 our total revenue was $495,221, with resulting net income before income taxes of $21,916. Therefore, net income before income taxes increased 1,693% for the quarter ended February 28, 2001 as compared to the year-earlier quarter.

Revenue from operations for the nine month period ended February 28, 2001 was $2,538,289 which resulted in net income before income taxes of $560,663. For the comparable nine month period ended February 28, 2000 our revenue from operations was $1,313,470 with resulting net income before income taxes of $23,698. Therefore, net income before income taxes increased 1,366% for the nine month period ended February 28, 2001 as compared to the year-earlier period.

These increases in revenue and net income are attributable to significant increases in pipeline transportation revenue which resulted from both increased gas prices and gas volumes transported. Another significant revenue event was the large increase in pipeline development services which reflects the increased construction and development work performed by Quest Energy Service, Inc. on the various gas pipelines.

This quarterly period also contains a new income account named Income From Hedging Contracts. In January 2001, management decided to establish a floor price for its 2001 gas production and for some of its 2001 oil production. A floor price is achieved for a given month by buying a put contract. The floor price contracted for January and February proved to be higher than the actual market price received for gas during those two months, which resulted in most of the $102,288 income posted in Income From Hedging Contracts.

These revenue and net income figures for the previous quarter and nine-month period represent the highest ever reported by the Company to date. Furthermore, we expect this trend of increasing revenues to continue because of the growth in the revenue categories of (1) gas pipeline transmission fees, (2) gas production revenue, and (3) pipeline and property development. The growing revenues in these three categories are being generated by the increased development of gas production in the Company-owned pipeline region, which has become even more lucrative with recent increases in the price of natural gas.

Capital Resources and Liquidity

During the nine month period ended February 28, 2001 the Company invested $974,428 into various assets including: $221,877 primarily into new gas related properties; and $591,942 into pipeline facilities. These capital asset investments were funded in part by the following financing activities: the sale of debentures for $125,000; bank financing of $459,178 from our line of credit; and, the sale of common stock for $110,000.

Net cash provided from operating activities increased substantially from $129,119 in the comparable 2000 period to $323,905 for the nine-month period ended February 28, 2001, which reflects the continued improvement in the amount of cash being generated by the Company's pipelines and gas wells. The bulk of the net cash provided from operating activities was reinvested into the Company.

The Company has a line of credit with a local bank for the development of new gas wells and pipeline improvements. We have been supplementing this bank line of credit with other capital raised privately in order to fund a more aggressive gas well drilling program. We expect to adequately fund on-going drilling of new gas wells from a combination of the bank financing, privately raised capital, and internally generated cash flow. We also expect the internal cash flow to become the primary source of development capital as such cash flow continues to grow.

Given the Company's emphasis on investment in its gas reserves and pipelines, cash reserves are not expected to grow significantly since cash is being re-invested in these long-term assets. Although debt incurred for new development has increased bank payments, this increase has been more than offset by the new revenue created from gas sales and pipeline transportation. Therefore, growth on our balance sheet is expected to occur primarily in the gas property and pipeline asset section instead of in the current asset section.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April, 2001.



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

Signature                     Title                         Date

/s/ Douglas L. Lamb           President and Director        April 13, 2001
----------------------------
Douglas L. Lamb


/s/ Richard M. Cornell        Secretary and Director        April 13, 2001
----------------------------
Richard M. Cornell


/s/ John C. Garrison          Treasurer and Director        April 13, 2001
----------------------------
John C. Garrison