Form 10KSB
period 2001-05-31
QUEST RESOURCE CORP
filed 2001-08-29
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)

[X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001.

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

                    Issuer's Telephone Number: 620-698-2250

                             HYTK Industries, Inc.
                  (Former name, if changed since last report)

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
------------------------------
      Title of Class

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

The issuer's revenues for the year ended May 31, 2001 were $4,077,041. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the Company's Common Stock on August 27, 2001 at $1.35 per share was $5,177,166. There were 6,205,417 shares outstanding of the issuer's common stock as of August 24, 2001 that were held by 2,123 shareholders.

                                  Total of Sequentially Numbered Pages:    42
                                                                        --------
                                                 Exhibit Index on Page:    20
                                                                        --------

                               TABLE OF CONTENTS

                                    PART I
ITEM 1.     DESCRIPTION OF BUSINESS...........................................3

ITEM 2.     DESCRIPTION OF PROPERTY...........................................7

ITEM 3.     LEGAL PROCEEDINGS................................................10

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10


                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........12

ITEM 7.     FINANCIAL STATEMENTS.............................................14

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................15


                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......15

ITEM 10.    EXECUTIVE COMPENSATION...........................................16

ITEM 11.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS..........................16

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................18

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................19

            SIGNATURES.......................................................19

            INDEX TO EXHIBITS................................................20

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Quest Resource Corporation ("Quest" or the "Company") is an independent energy company with an emphasis on the acquisition, production, transportation, exploration, and development of natural gas in southeast Kansas. Quest is a leading developer of coal bed methane gas in southeast Kansas. Quest operations are currently focused on developing methane gas production in a five county region that is served by a Company-owned pipeline network.

This report on Form 10-KSB contains forward-looking statements regarding, among other topics, the Company's growth strategies, anticipated trends in the Company's business and its future results of operations, estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures, increases in oil and gas production and development activities, and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations.


Quest Operations

Company operations are conducted through three wholly owned operating subsidiaries which are all Kansas corporations: Quest Energy Service, Inc., ("QES"), Ponderosa Gas Pipeline Company, Inc., ("PGPC") and Quest Oil & Gas Corporation ("QOG"). References to Quest or the Company shall refer to Quest Resource Corporation, a Nevada corporation, and shall include its three subsidiaries unless otherwise indicated.

Two of the Quest subsidiaries, Ponderosa Gas Pipeline Co, Inc. ("PGPC") and Quest Oil & Gas Corporation ("QOG"), have the assets that produce the most significant revenue for the Company. PGPC's principal activity is the gathering of natural gas through its pipeline network of approximately 150 miles in length. QOG's primary business is the production of natural gas and crude oil and the development of its undrilled gas properties. PGPC gathers all of the QOG-produced gas in addition to some gas produced by other companies. QOG is aggressively increasing its gas production through new well drilling and these growing gas volumes are having a very positive impact on the revenues of both subsidiaries.

Quest Energy Service, Inc. ("QES") This subsidiary is the service company which provides operational support for the prime Quest assets (producing wells and the pipeline network) owned by its two sister companies. By retaining the operations of these crucial income producing assets, the Company is better able to control costs and minimize downtime of such critical assets. In addition to the conduct of daily pipeline and producing well operations, QES also performs construction activities including the building of new pipelines and compressor stations, the completion of new gas wells, and the construction of supporting infrastructure for new wells such as electric service, salt water disposal facilities, and gas feeder lines. The primary equipment categories within QES are: trucks, well service rigs and construction equipment; and, a repair and fabrication shop which is located in Benedict, Kansas.

As a service entity QES's most valuable asset is its employee force which presently contains 22 personnel. QES management and key personnel have been involved in oil and gas production activities in southeast

Kansas for more than twenty years. Five administrative personnel work out of the office facility on the east edge of Benedict, Kansas at 701 East Main Street. Field operations include six "pumpers" or employees whose primary duties are to operate the wells and the pipelines. Other QES personnel are highly experienced and involved in the following activities: well servicing, pipeline maintenance, the development of new wells and associated infrastructure, and new pipeline construction. QES personnel have accomplished the completion of numerous gas and oil wells during the past twenty years with a success rate of about 90%.


Business Strategy

The Company's objective is to achieve a substantial enhancement of shareholder value by increasing cash flow, profitability and net asset value. To accomplish this objective, the Company intends to continue increasing its production and reserves of natural gas through the development of its existing properties. This strategy is enhanced by the Company's competitive strengths which include:

     o   low overhead costs,
     o   cost efficient operations,
     o   an excellent inventory of drilling locations,
     o management and key operations personnel that are experienced and dedicated, and
     o a proven track record as an effective, low cost developer and producer of natural gas.

Significant Developments During the Fiscal Year Ended May 31, 2001 ("Fiscal
Year")

Drilling Program Commenced and Significant Gas Discovery. One of these gathering pipelines mentioned above serves the Company-owned gas producing properties in the Thayer gas field near Thayer, Kansas. During the Fiscal Year, Quest began drilling new wells on its Thayer properties to commence a serious development effort in this area. By Spring, 2001 Quest had completed and was producing ten of these new gas wells which have realized exceptional rates of production by averaging over 100 mcf of gas per day per well. These new wells have created significant new gas reserves for the Company. This drilling success and increased gas production has had a significant impact on revenues and has positioned the Company for more aggressive on-going development of additional acreage.
     The recently drilled Quest wells, plus additional drilling that has been done by two other companies in the Thayer vicinity confirms that the Thayer gas field is a significant gas discovery for southeast Kansas. The Quest-owned acreage position in the Thayer area is a significant portion of the Thayer gas field as it is now defined.

Enlarged Inventory of Undeveloped Acreage. In recognition of improving economics for the production of gas in southeast Kansas, the Company initiated an effort to lease additional land with gas development potential in the vicinity of its gas gathering pipeline system. This leasing effort has been successful and the net leased acreage as of August 25, 2001 has been increased to a total of 37,866 acres which represents 375% of the acreage inventory at the start of the Fiscal Year. Most of this newly acquired acreage is conveniently located in the vicinity of the Company's gas gathering pipeline network, thus minimizing the cost of additional pipeline construction to support new wells. This acreage inventory is crucial to the Company's future growth potential and it should have a significant positive impact on our gas reserves as this acreage is drilled and developed.

Exceptional Prices For Natural Gas. The Company enjoyed record high gas prices during the Fiscal Year. Management was able to preserve some of the higher gas prices for much of the Fiscal Year via the floor price positions that it established through the gas futures market. Those price floors were set during January and February of 2001 for most of QOG's gas production and ranged from a high of $8.80 per mmbtu (an mmbtu being a standard unit measure of natural gas) for the February contracts, $7.00 for March production, $5.50 for April through July, and $5.00 for August through December, 2001. Overall, these floor positions have been very rewarding to the Company, having preserved significant sales revenue during the hedged period that would have otherwise been lost in the course of physical gas sales. Although lower gas prices are being experienced after May, 2001, the revenues created by the floor positions are being used to fund new gas wells and pipeline improvements that will enhance future gas production. Furthermore, the Company anticipates continued profitable operations at the lower prices currently being experienced.

New Gas Compressor Station. During the month of June, 2000, Quest completed the new gas compressor station at a Williams Natural Gas Company pipeline which then provided access to the largest interstate gas market in the Quest operating area. This is a strategic facility for two reasons: 1) The Company has three gas gathering pipelines that have a common junction in the immediate vicinity of this new station; and, 2) It eliminates a dependence upon local markets which have restricted gas volumes available thus allowing much needed expansion potential to accommodate the Company's expanding gas volumes.

Pipeline Construction. Most of the capital expenditures in the pipeline category during the Fiscal Year were related to the PGPC pipeline that serves the Thayer gas field. The significant improvements that were made to this pipeline system include: the construction of a new booster compressor station to serve the south part of the Thayer gas field; and, the replacement of a 3" line segment by the installation of about 10,000' of new 6" pipeline to help accommodate the higher gas volumes from the new wells.
     However, the extraordinary gas production from the seven new wells have filled up this Thayer feeder pipeline despite the improvements made. Near the end of the Fiscal Year, Quest was approved for a $525,000 loan from its local bank to supplement the cost of constructing a new 12" pipeline ten miles in length to adequately serve its Thayer area properties. The Company believes that this new 12" pipeline will be sufficient to meet all of the needs of all Company-owned properties in the Thayer area for the foreseeable future.


Development Plans

Quest believes, from its knowledge and geological study of the pipeline region, that the drilling of new gas wells is warranted, and has begun an aggressive drilling campaign. Management believes that significant additional cash flow and gas reserves can be realized from the development of numerous identified gas development opportunities in the PGPC pipeline region.

Quest has received the support of local bank financing for the gas development program being conducted by QOG and recently received an additional $575,000 line of credit to develop more new wells. Quest has identified numerous gas development opportunities in its pipeline operating region that it believes are low risk which could add significant cash flow and gas reserves to the Company. In pursuit of these opportunities, Quest expects to drill at least forty (40) new gas wells per year for the next several years on its undeveloped acreage.

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

High Degree of Business and Financial Risk is Inherent to The Oil and Gas
Business

The business of exploring for and, to a lessor extent, developing and operating oil and gas properties involves a high degree of business and financial risk. Acquisition and completion decisions generally are based upon subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors can prevent a well from ever becoming profitable.

ITEM 2.     DESCRIPTION OF PROPERTIES

Ponderosa Gas Pipeline Company, Inc. ("PGPC")

Pipelines. PGPC owns approximately 15o miles of gas gathering pipelines in the counties of Wilson, Woodson, Greenwood, Neosho and Chautauqua counties in southeast Kansas. This pipeline network provides a market outlet for natural gas in a region of approximately 500 square miles in size. Included in this pipeline network are several gas compressors which are wholly owned by PGPC. The market outlets available to this gas gathering pipeline network include connections to both intrastate and interstate delivery pipelines.


Quest Oil & Gas Corporation ("QOG")

Producing Wells and Acreage. The following table sets forth certain information regarding QOG's ownership of productive wells and acreage, as of May 31, 2001. For purposes of this table, productive wells are producing wells and wells capable of production.


                      PRODUCTIVE WELL AND ACREAGE SUMMARY

        PRODUCTIVE WELLS                                 LEASEHOLD ACREAGE
--------------------------------------   ---------------------------------------
Fiscal Year
  Ended                                                               Total
  May 31     Oil   Natural Gas   Total   Developed    Undeveloped     Leased

  1999       45       8          53       660            4,678         5,338
  2000       42.55    31.87      74.42    1,990          9,343        11,333
  2001       42.55    44.87      87.42    2,752         35,114        37,866

QOG has been very active during the Fiscal Year leasing additional land in the vicinity of its pipeline network for future gas exploration and development as demonstrated by the dramatic increase in Total Leased Acreage in the above table. QOG has added 10 new productive wells during the Fiscal Year which has resulted in a substantial increase in gas production and reserves as shown below.

Oil and natural gas reserves. The following table summarizes the reserve estimate and analysis of net proved reserves of oil and natural gas as of May 31, 2001 as prepared by McCune Engineering, a registered petroleum engineering firm in Kansas (KS#7034), Colorado and Wyoming. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10 percent per year. There has been no major event, either favorable or adverse, that is believed to have caused a significant change in the estimated proved reserves subsequent to May 31, 2001. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency, except the Securities and Exchange Commission, during the fiscal year ended May 31, 2001.

                                                                 May 31
                                                          2001          2002

   Proved Developed Gas Reserves (Mcf)                  3,569,960     1,138,816
   Proved Undeveloped Gas Reserves (Mcf)                2,030,004       507,501
   Total Proved Gas Reserves (Mcf)                      5,599,964     1,646,317
   Total Developed Oil Reserves (bbl)                      82,247       137,200
   Total Undeveloped Oil Reserves (bbl)                   177,264       177,264
   Total Proved Oil Reserves (bbl)                        259,511       314,464
   Future Net Cash Flow (after operating expenses)    $22,404,959    $5,951,290
   Present Value of Future Net Cash Flow              $15,167,231    $3,384,955

The above estimate of the Company's proved reserves and future net revenues has been made using sales prices in effect on the ending date, May 31, of the respective fiscal year and the estimate presumes this sales price will remain constant throughout the life of the properties. However, estimated quantities of proved reserves and future net revenues therefrom are greatly affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and gas reserves and their values. The reserve data set forth in this report are only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Furthermore, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, and such revisions can be substantial. Accordingly, reserve estimates often differ from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

Production volumes, sales prices, and production costs. The following tables set forth certain information regarding the oil and gas properties owned by QOG in fiscal year 2000. The gas and oil production figures reflect the net production attributable to the QOG revenue interest and are not indicative of the total volumes produced by the wells.

Gas properties were not acquired by the Company until the Fiscal Year ended May 31, 1999. The increase in gas production for the Fiscal Year ended May 31, 2000 reflects the gas properties in the Mogg Energy Services, Inc. acquisition, for which production is included for the entire year. Most of the new wells drilled during the Fiscal Year ended May 31, 2001 were completed late in the Fiscal Year and only produced for about two months before the year closed out. Therefore, these new wells are expected to have a more significant impact on the next fiscal year ended May 31, 2002.

                                           Gas Production Statistics (per Mcf)
                                                For Fiscal Year Ended
                                            5/01         5/00         5/99

   Net gas production (mcf)               197,606      154,004       54,386
   Average wellhead gas price               $3.73        $1.57        $1.32
   Average production cost                  $0.99        $1.04        $0.94
   Net revenue                              $2.74        $0.53        $0.38

                                           Oil Production Statistics (per bbl)
                                                For Fiscal Year Ended
                                            5/01         5/00         5/99

   Net oil production (barrels)            17,093       19,703       18,850
   Average wellhead oil price              $27.13       $22.97       $11.04
   Average production cost                 $18.78       $14.03       $11.41
   Net revenue                             $ 8.35       $ 8.94       $(0.37)


Summary of New and Abandoned Well Activity

Most of the wells expected to be drilled will be of the development category and in the immediate vicinity of the PGPC pipeline network. However, Quest will continue to devote a small part of its drilling effort in an attempt to discover new gas reserves with exploratory wells which is a high risk endeavor. The Company's drilling, re-completion, abandonment, and acquisition activities for the periods indicated are shown below:

                                                Year Ended May 31
                                              2001            2000
   Exploratory Wells Drilled
     Productive                                 0               0
     Dry                                        2               0
   Development Wells Drilled
     Productive                                13               0
     Dry                                        0               0
   Re-completion of Old Wells
     Productive                                 2               4
     Dry                                        0               1
   Wells abandoned                             -2              -1
   Wells Acquired                               0              20
   Net Increase In Productive Wells            13              23


Deliver Commitments

Gas. While the Company does not have formal deliver commitments, its gas is marketed exclusively by Bonanza Energy Corporation of Kansas, which has long-term relationships with end users and other purchasers of the Company's gas. Therefore, while no such assurances can be given, the Company does not anticipate a problem obtaining ongoing commitments for its gas.
    The recently installed pipeline tap to the interstate gas market that is now available through the connection to the Williams Natural Gas Company pipeline is a very significant gas delivery issue. Such access provides the confidence needed to aggressively develop the Quest gas reserves without the previous concern about market limitations.

Oil. The Company's oil has been sold to Plains Marketing, L.P. ("Plains") for the past several years. QES purchases the oil at the various tank batteries on the producing properties and delivers the oil to the Plains terminal for a transportation fee.

ITEM 3.     LEGAL PROCEEDINGS

Management is not aware of any pending or threatened legal proceedings involving the Company or any of its subsidiaries that are expected to have a material impact on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the last quarter of the Fiscal Year Ended May 31, 2001.


                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock was approved for trading on the OTC Bulletin Board on June 8, 1999, under the symbol "QRCP." The table set forth below lists the range of high and low bids of the Company's Common Stock for the fiscal year ended May 31, 2001. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


           Fiscal Quarter Ended                  High Price       Low Prices
           --------------------                  ----------       -----------
            August 31, 1999                      $10.00             $0.0625
           November 30, 1999                      $9.50               $3.00
           February 28, 2000                      $8.75               $5.00
             May 31, 2000                        $7.125               $1.00
            August 31, 2000                       $2.50              $0.625
           November 30, 2000                      $2.00             $0.5312
           February 28, 2001                      $1.50               $0.69
             May 31, 2001                         $1.80               $0.55

The closing price for QRCP stock on August 27, 2001 was $1.35.

Record Holders

Common Stock. There are 950,000,000 shares of Common Stock authorized for issuance and 50,000,000 shares of Preferred Stock authorized for issuance. As of August 24, 2001, there were 6,205,417 shares of Common Stock issued and outstanding, held of record by 2,123 shareholders.

Preferred Stock. 500,000 shares of the authorized Preferred Stock have been classed as Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to quarterly dividends at the annual rate of 10% on the purchase price of $10.00 per share and to convert each share into four shares of Common Stock. As of August 24, 2001, 10,000 shares of Series A Convertible Preferred Stock were issued and outstanding and held by two shareholders.

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

Recent Sales of Unregistered Securities

In July 2000, the Company authorized the issuance of 28,500 shares of Common Stock in exchange for the cancellation of a promissory note with a remaining principal balance of $43,000. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to an existing acquaintance of the Company's management with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

During the fiscal year ended May 31, 2001, the Company engaged in two unrelated transactions by which it transferred a total of 21,000 shares of its Common Stock in exchange for rights under gas leases. The shares were valued at $1.00 each, for a total consideration of $21,000. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to existing acquaintances of the Company's management with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

During the fiscal year ended May 31, 2001, the Company engaged in three unrelated transactions by which it issued a total of 200,000 shares of Common Stock for a cash consideration of $200,000, with each such share being exchanged for $1.00. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to existing acquaintances of the Company's management with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

During the fiscal year ended May 31, 2001, the Company engaged in three transactions by which it received from five investor entities the sum of $145,000 in exchange for convertible debentures bearing interest of 10% per annum over a period of three years. The debentures are collectively convertible into shares of Common Stock one year after issuance at a price equal to 75% of the average trading price for the thirty days prior to conversion, with the conversion price limited to a maximum of $3.00 per share. These securities were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These securities were sold without a general solicitation, to existing acquaintances of the Company's management with accredited status, and pursuant to Blue Sky limited offering exemptions. The securities bear a restrictive resale legend.

On April 24, 2001, the Company authorized the issuance of 13,000 shares of Common Stock as consideration for the extinguishment of a $13,000 debt. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to an existing acquaintance of the Company's management with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

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

Among the factors that could cause actual results to differ materially from the Company's expectations are risks inherent in drilling, well completion and other development activities; changes in commodity prices; engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells; land issues; federal and state regulatory developments; labor problems; environmental related problems; uncertainty of oil and gas reserve estimates; the substantial capital requirements involved with development of oil and gas reserves; reserve replacement risk; dependence upon key personnel; and other factors noted elsewhere in this report. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Overview of Company Status

This has been a breakthrough year for Quest. Our strategic positioning in the southeast Kansas gas industry has yielded dramatic improvements in both total revenues and profitability. The Quest business model has been validated by the results of the 2001 Fiscal Year. Quest is now poised to aggressively expand development of its gas properties. The proximity of the Company-owned pipeline network greatly enhances the Company's ability to quickly develop new wells from its undrilled properties into cash producing assets.

Although future prices for natural gas may not be as high as in the past 12 months, Quest can still prosper with gas prices in the $3.00 region. Management anticipates that the typical new gas well will cost less than $50,000 and will achieve payout in less than one year. The current inventory of undeveloped acreage is expected to yield at least 200 additional gas well drill sites. With a minimum of 40 new wells planned per year for the next several years, Quest is positioned for significant growth in gas production, revenues, and profitability.

Results of Operations

The following information incorporates the operations of its three subsidiaries with the Company and should be read in conjunction with the actual financial statements and accompanying notes found herein.

Revenue from operations for the year ended May 31, 2001 of $4,077,041 more than doubled when compared to revenue of $1,899,277 for the fiscal year ended May 31, 2000. The largest revenue increase of $684,653 occurred in Gas Pipeline Transmission Fees which resulted from both increased gas volumes transported and higher gas prices. The two new gas compressor stations that were constructed during the Fiscal Year made it possible to transport the higher gas volumes that had such a large impact on revenues. This pipeline construction activity also caused Pipeline Development Revenue to increase from $111,347 for the fiscal year 2000 to $326,272 for the Fiscal Year ended May 31, 2001. A significant increase in the development of new gas wells is also reflected in the sixfold increase in Property Development Revenue to $445,928. The $359,395 increase in Oil and Gas Production Revenue resulted from QOG's new drilling program and the increased prices of both oil and natural gas.

The costs and expenses for the fiscal year ended May 31, 2001 totaled $3,343,189 which is a 76% increase when compared to the total costs and expenses incurred for the fiscal year ended May 31, 2000. The largest single cost increase of $448,289 occurred in the Purchases and Outside Services account due to the increased amount of pipeline construction and well completion activities during the year. Lease Operating Costs went up $255,622 from the increased number of gas wells in operation while revenue from these leases increased $359,395. Pipeline operating costs increased 47% while pipeline operating revenue increased by 138%.

The Company reported its first substantial fiscal year profit before income taxes of $747,139 for Fiscal Year 2001, as compared to the modest profit in the previous fiscal year of $18,013 for an increase of 4,048%. The Company's Net Income Before Income Taxes of $747,139 reflects all general and administration expenses including $339,030 in non cash deductions from depreciation, depletion and amortization expenses. This substantial increase in net income is due primarily to increased utilization and profitability of the gas pipeline network and the growing number of producing gas wells.

Capital Resources and Liquidity

During the fiscal year ended May 31, 2001 a total of $1,703,892 was invested in new oil and gas wells and properties, new pipeline facilities, and other additional equipment items. This compares with $761,454 that was invested into the Company during the previous fiscal year. Local bank financing supported the aforementioned investments with an additional $892,685 borrowed long-term while $644,820 was repaid out of cash flow. Equity funding from stock sales of only $200,000 in the Fiscal Year 2001 was less than half the stock sale proceeds in the previous fiscal year, resulting in less dilution to shareholders. Net cash provided from operating activities increased substantially from the $143,274 during the previous fiscal year 2000 to $965,145 for this fiscal year ended May 31, 2001, which reflects the improving cash flow being generated by the Company's pipelines and gas wells.

The Company's working capital (current assets minus current liabilities) remains a deficit but declined to an amount of ($101,282). Notes payable remain the largest current liability at $670,848 and Income Tax Payables for $268,181 was included in the current liability section of the Balance Sheet for the first time this year. An addition to the current asset section was the value of the gas hedging positions of $307,280 as of May 31, 2001.

Certain Capital Transactions


During the fiscal year 2001, Quest collectively sold 200,000 restricted shares of its Common Stock, in exchange for $200,000 which was used as working capital. $145,000 of additional working capital was raised from the issue of debentures. Quest eliminated approximately $56,000 in debt via the issuance of 41,500 restricted shares of Common Stock. Gas properties were purchased via the issuance of 34,000 shares of restricted Common Stock.

ITEM 7.     FINANCIAL STATEMENTS

Please see the accompanying financial statements attached hereto beginning on page F-1.

                          Quest Resource Corporation

                         Audited Financial Statements

                            May 31, 2001 and 2000
















                              Clyde Bailey, P.C.
                         Certified Public Accountant
                          10924 Vance Jackson #404
                          San Antonio, Texas 78230

                         Independent Auditors' Report

To the Board of Directors and Shareholders
Quest Resource Corporation
Benedict Kansas

We have audited the accompanying consolidated balance sheet of Quest Resource Corporation and subsidiaries (Company) as of May 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of May 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                 Clyde Bailey
                          Certified Public Accountant

July 19, 2001

                         Quest Resource Corporation
                         Consolidated Balance Sheet
                             As of May 31, 2001


                                A S S E T S

Current Assets
    Cash                                       $    188,006
    Accounts Receivable                             949,698
    Futures Contracts                               307,280
    Inventory                                        16,804
                                               ------------
    Total Current Assets                                        $  1,461,788

Property & Equipment, net of depreciation of $219,148                467,679
-----------------------------------------------------
Pipeline Assets, net of depreciation of $882,311                   3,244,191
------------------------------------------------
Oil & Gas Properties
    Properties being Amortized                    2,074,704
    Properties not being Amortized                  146,567
                                               ------------
                                                  2,221,271
    Less: Accumulated depreciation, depletion
          and amortization                         (184,805)       2,036,466
                                               ------------    -------------

    Total Assets                                               $  7,210,124
                                                               =============



See accompanying summary of accounting policies and notes to financial statements.
                                                                           F-3

                         Quest Resource Corporation
                         Consolidated Balance Sheet
                             As of May 31, 2001


      L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
Accounts Payable                               $     58,682
Oil & Gas Payable                                   544,071
Accrued Expenses                                     21,288
Notes Payable, Current Portion                      670,848
Deferred Income Tax Payable                          11,054
Income Tax Payable                                  257,127
                                               ------------
    Total Current Liabilities                                  $   1,563,070

Non-Current Liabilities
Convertible Debentures                              145,000
Note Payable                                      1,876,304
Less Portion Shown as Current                      (670,848)
                                               ------------
                                                                   1,350,456
                                                               -------------
    Total Liabilities                                              2,913,526

Commitments and contingencies                                              0

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized            10
  $.001 par value, 10,000 shares issued and
  outstanding
Common Stock, 950,000,000 Shares Authorized           6,175
  $.001 par value, 6,209,842 shares issued and
  outstanding
Paid In Surplus                                   4,133,615
Accumulated other Comprehensive Income              116,380
Accumulated Surplus                                  40,418
                                               ------------
                                                                   4,296,598
                                                               -------------
    Total Liabilities and Stockholders' Equity                 $   7,210,124
                                                               =============


See accompanying summary of accounting policies and notes to financial statements.
                                                                           F-4

                         Quest Resource Corporation
                    Consolidated Statement of Operations

                                                For the Years Ended May 31
                                               -----------------------------
                                                   2001             2000
Revenue
Gas Pipeline Transmission Fees                   $1,179,104      $   494,451
Oil & Gas Production Revenue                        767,723          408,328
Oil & Gas Operations                                497,189          519,227
Pipeline Operations                                 294,680          206,576
Pipeline Development                                326,272          111,347
Property Development                                445,928           71,484
Oil Trucking & Marketing                             81,320           79,368
Futures Income                                      130,140                0
Other Revenue                                       354,685            8,496
                                               ------------    -------------
    Total Revenues                                4,077,041        1,899,277

Cost of Revenues
Purchases & Outside Services                        707,058          258,769
Lease Operating Costs                               460,672          205,050
Pipeline Operating Costs                            502,880          342,914
Wages                                               547,691          341,504
Payroll Taxes                                        37,227           26,894
Utilities-Leases                                     34,287           73,158
Tags, License, & Equipment Repairs                   24,694           55,432
Fuel, Oil, Etc                                       76,089           11,939
                                               ------------    -------------
    Total Cost of Revenues                        2,390,598        1,315,660

    Gross Profit                                $ 1,686,443      $   583,617


See accompanying summary of accounting policies and notes to financial statements.
                                                                           F-5

                         Quest Resource Corporation
                Consolidated Statement of Operations (con't)


                                                For the Years Ended May 31
                                               -----------------------------
General and Administrative Expenses                2001            2000
                                               ------------    -------------
Interest                                         $  180,207      $   125,712
Legal, Auditing & Professional Fees                 115,732           94,342
Contract Services                                    44,449           28,393
Depreciation, Depletion & Amortization              339,030          156,197
Insurance                                           107,497           68,853
Repairs                                              63,162           41,187
Supplies                                             16,004           14,161
Property Taxes                                       42,607           21,913
Telephone                                            13,450           14,732
Utilities                                             7,844            6,205
Other Expenses                                       22,609           12,210
                                               ------------    -------------
    Total General and Administrative Expenses       952,591          583,905

    Income (Loss) from continuing operations before 733,852            (288)
    other income and expenses and income taxes

Other Income
Sale of Assets                                          650           13,751
Interest Income                                      12,637            4,550
                                               ------------    -------------
    Total Other Income                               13,287           18,301

    Net Income (Loss) Before Income Taxes           747,139           18,013

Income Tax Benefit (Expense)                       (317,783)          (2,702)
                                               ------------    -------------
    Net Income (Loss)                           $   429,356     $     15,311
                                               ============    =============

    Net Income (Loss) per share                      $0.074           $0.003

    Weighted Average Number of
          Shares Outstanding                      5,764,904        5,319,926



See accompanying summary of accounting policies and notes to financial statements.
                                                                           F-6

                         Quest Resource Corporation
                     Consolidated Statement of Cashflows

                                                For the Years Ended May 31
                                               -----------------------------
                                                   2001            2000
                                               ------------    -------------
Cash Flows from Operating Activities:

Net Income                                      $   429,356      $    15,311
Adjustments to Reconcile Excess Contributions to cash
provided from operations:
    Depreciation                                    179,418          128,838
    Amortization                                     30,976           14,684
    Depletion                                       128,646           12,676
    Stock Issued to Employees                        96,075                0
    Futures Contracts                             (116,493)                0
    Accounts Receivable                            (47,365)         (61,076)
    Inventory                                         5,296                0
    Accounts Payable                               (41,431)           28,413
    Oil & Gas Payable                               428,072          (2,766)
    Oil & Gas Receivable                          (428,072)            2,766
    Deferred Tax Credit                             124,009            3,053
    Income Tax Payable                              193,774                0
    Accrued Expenses                               (17,116)            1,375
                                               ------------    -------------
    Total Adjustments                               535,789          127,963

Net Cash provided from Operating Activities         965,145          143,274

Cash flows from Investing Activities:
    Collection of Notes Receivable                   54,180           13,939
    Pipeline Assets                               (473,145)                0
    Oil & Gas Properties                          (918,284)                0
    Purchase of Equipment                         (312,463)        (761,454)
                                               ------------    -------------
Net Cash used in Investing Activities           (1,649,712)        (747,515)

Cash flows from Financing Activities
    Increase in Long-Term Debt                    1,061,831          169,146
    Extinguishment of Long-Term Debt              (644,820)                0
    Proceeds from Debentures                        145,000                0
    Stock Sales                                     200,000          514,369
                                               ------------    -------------
Net Cash provided from Financing Activities         762,011          683,515

Net Increase (Decrease) in Cash                      77,444           79,274

Cash Balance, Begin of Period                       110,562           31,288

Cash Balance, End of Period                     $   188,006     $    110,562
                                               ============    =============



See accompanying summary of accounting policies and notes to financial statements.
                                                                           F-7

                                            Quest Resource Corporation
                                  Consolidated Statement of Stockholders Equity
                                For the Fiscal Years Ended May 31, 2001 and 2000

                                                 Common   Preferred              Accumulated
                                                  Stock    Shares                  Other
                              Common   Preferred   Par       Par       Paid-In   Comprehensive  Accumulated
                              Shares    Shares    Value     Value      Capital   Income (Loss)  Deficit      Total
                           -------------------------------------------------------------------------------------------
Balance June 1, 1999          5,137,842        0   $5,138   $     0    $3,089,788          $0   ($404,249)  $2,690,677

Private Placement Issued                  10,000                  10       99,990                              100,000

Stock Sales                     120,000               120                 172,380                              172,500

Stock Merger                    260,000               260                 308,459                              308,719

Stock Issued for Debt            28,500                28                  28,472                               28,500

Stock Issued for Services        80,000                80                                                           80

Net Income                                                                                         15,311       15,311
                           -------------------------------------------------------------------------------------------

Balance May 31, 2000          5,626,342   10,000    5,626         10    3,699,089           0    (388,938)   3,315,787

Stock Sales                     200,000               200                 199,800                              200,000

Stock Issued for Debt            40,000                40                 104,960                              105,000

Stock Issued to Employees       274,500               275                  95,800                               96,075

Stock Issued for Leases          34,000                34                  33,966                               34,000

Comprehensive Income (Loss):
Net Income                                                                                        429,356      429,356
Unrealized Gain on Future Contracts                                                   116,380                  116,380

Total Comprehensive Income (Loss)                                                                              545,736
                           -------------------------------------------------------------------------------------------
Balance May 31, 2001          6,174,842   10,000   $6,175        $10   $4,133,615    $116,380     $40,418   $4,296,598
                           ===========================================================================================


See accompanying summary of accounting principles and notes to financial statements.
                                                                            F-8

                          QUEST RESOURCE CORPORATION
                               AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

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

The nature of the business after the merger is to service and develop oil and gas wells, and to conduct or promote gas gathering and transmission of natural gas.

PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

Quest Resource Corporation (QRC) was incorporated in Kansas on November 3, 1997 to facilitate the consolidation of a number of related companies. Since its incorporation, QRC has integrated the operations of three sister companies, Quest Energy Service, Inc. ("Quest"), a Kansas corporation, Quest Oil and Gas Corporation ("QOG"), and Ponderosa Gas Pipeline Company, Inc., ("PGPC"). QRC is the holder of 100% of the outstanding stock of Quest, QOG, and PGPC.

Quest provides all of the service activities required for the operation and development of the Company's oil and gas properties and the gas pipelines. Quest derives approximately 90% of its revenue from servicing QRC assets.

PGPC's primary assets are one hundred and forty miles of gas gathering pipelines throughout southeast Kansas.

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

SURRENDER OR ABANDONMENT OF DEVELOPED PROPERTIES

Normally, no gain or loss is recognized if only an individual well or individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion, or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss is recognized.

OTHER DISPOSITIONS

Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income. The Company recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At May 31, 2001 and 2000, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences (primarily intangible drilling costs and the net operating loss carry forward) in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

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

     The estimated useful lives are as follows:

     Buildings          25 years
     Equipment          10 years
     Vehicles            7 years
     Pipelines          40 years

Depreciation expense for the years ended May 31, 2001 and 2000 was $179,418 and $146,036 respectively.

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

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At May 31, 2001, there were no uninsured cash balances.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at May 31, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the full cost method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the company using the present value of future cash flows discounted at 10%. The following expected future prices were used to estimate future cash flows to assess properties for impairment.


Oil Price Per bbl     2001      2000
-----------------     ----      ----
Year 1              $23.00    $26.00
Year 2               23.00     26.00
Year 3               23.00     26.00
Year 4               23.00     26.00
Thereafter           23.00     26.00
Maximum              23.00     26.00


Gas Price Per Mcf     2001      2000
-----------------     ----      ----
Year 1               $4.00     $2.45
Year 2                4.00      2.45
Year 3                4.00      2.45
Year 4                4.00      2.45
Thereafter            4.00      2.45
Maximum               4.00      2.45


Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at May 31, 2001 and 2000. The Company's price assumptions change based on current industry conditions and the Company's future plans.

During 2001 and 2000, the Company did not recognize any impairments or abandonments. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign- currency-denominated forecasted transaction. The Company adopted SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. Adoption of SFAS 133 and SFAS 138 did not materially impact the Company's consolidated financial position, results of operations, or cash flows.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the earnings and financial position of the Company.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ending August 31, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

                          QUEST RESOURCE CORPORATION
                               AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS

1. NOTES RECEIVABLE

      Notes and loans receivable at May 31, 2001 comprise the following:

      On May 25, 1999, the Company executed a note receivable with Aspen Ridge Corporation in the amount of $70,000. The note bears an interest rate of 8% per annum, payable monthly in the form of 100% of the net cash revenue after applicable operating expenses and taxes from the interests in gas wells assigned to Aspen effective March 1, 1999.The note was paid in May 2001 leaving a zero balance as of May 31, 2001.

2. LONG TERM DEBT

      The Company had the following debt obligations at May 31, 2001:

Yates Center Bank - Note Payable secured by oil and gas properties    $1,290,203
and certain pipeline assets dated April 18, 2000. Several notes are involved with an initial interest rate of 9.25% adjusted quarterly.
The notes call for monthly payments of $16,555, $3,200, and $3,477 per month starting July 5, 2000. The notes mature June 5, 2002.

Bank of Commerce - Chanute KS - Note Payable secured by oil and gas      120,530
properties and other assets provided for working capital and asset purchases. The note calls for a variable interest rate that is currently 8.75% with monthly payments of $3,355 (principal and interest). The note matures in 2003.

Ford Motor Credit - Three notes to cover three new trucks purchased      104,853
in Nov 2000, Dec 2000, and Feb 2001. The notes are for 48 and 60 months and carry an interest rate of 6.9% and 11.5%.

Case Credit - Two notes to cover equipment purchased in Dec 00 and       115,723
Mar 2001. The notes are for 60 months and carry interest rates of 7.62% and 6.94%.

Bonanza Oil Company - Various notes and advances to assist in             49,347
working capital requirements. Stock was issued for some of this note. Monthly payments in the amount of $ 2,145 are being paid.
Entity is owned by a related party. Interest has been accrued at the rate of 9%.

BEC of Kansas - Various notes and advances to assist in working           48,610
capital requirements. Entity is owned by a related party. Interest has been accrued at the rate of 9%.

Harold W. Volkman Living Trust - Note dated July 1, 1997 for working      19,500
capital and service equipment. The note calls for monthly payments of $500 for six months beginning July 31, 1997, six monthly payments of $750 beginning January 31, 1998, and twenty-four payments of $1,000 beginning July 31, 1998, and a balloon payment of $10,500 following these thirty-six payments. There is no provision for interest in the note.

Note payable to an individual secured in May of 1999 for working          50,000
capital. Note is to mature in May 2002 and carries an interest rate of 9%.

Various other notes from individuals for equipment and vehicles that      77,538
contain various monthly payments and interest rates.

            Total Long-Term Debt                                      1,876,304
            Less current maturities                                    (670,848)
                                                                     -----------
            Notes Payable - Long-Term                                $1,205,456
                                                                     ===========

The following is a summary of annual principal payments due under these notes:

Year Ended May 31,                Amount
--------------------------------- -------------------------------------

2002                              $  305,646
2003                                 548,592
2004 and Future Years                351,218
--------------------------------- -------------------------------------
                                  $1,205,456
--------------------------------- -------------------------------------

In January of 2001, the Company issued $ 125,000 and in May 2001 another $20,000 was issued in convertible debentures due in three years after the date of issuance. The debentures carry an interest rate of 10% that is paid quarterly. The debentures carry a conversion feature that allows the debenture holder to convert to common stock after one year from the date of the debenture but prior to the maturity date. The conversion price is 75% of the daily average trading price of the Company's common stock for the 30 days prior to the conversion with the conversion price limited to a maximum of $3.00 per share

The balance of the accrued interest is $ 11,392 as of May 31, 2001.

3. STOCKHOLDERS' EQUITY

      The company has authorized 950,000,000 shares of common stock, and 50,000,000 preferred shares of stock. As of May 31, 2001, there were 6,174,842 shares of common stock outstanding and 10,000 shares of preferred stock outstanding. The following transactions were recorded in the Company's financial statements during the year ended May 31, 2001.

     1) Company - Issued 200,000 shares of common stock for $200,000 cash.
     2) Company - Issued 274,500 shares of common stock to employees valued at $96,075 and expensed as wages
     3) Company - Issued 34,000 shares of common stock for oil and gas leases that was valued at $34,000
     4) Company - Issued 40,000 shares of common stock for $105,000 in debt reduction and accrued interest.

The following transactions were recorded in the Company's financial statements during the year ended May 31, 2000.

     5)Individual - Issued 260,000 shares of common stock for the acquisition of Mogg Energy Inc. valued at $308,719.
     6) Individual - Issued 80,000 shares of common stock for consulting services pursuant to S8 filing.

     7) Individual - Issued 45,000 shares of common stock for $72,500 cash.
     8) Company - Issued 75,000 shares of common stock for $100,000 cash.
     9) Individual - Issued 10,000 shares of preferred stock for $100,000 cash pursuant to a private placement memorandum issue.
    10) Company - Issued 28,500 shares of common stock for $43,000 in debt reduction.

4. INCOME TAXES

      The components of the provision for income taxes are as follows:

      Year ended May 31,            2001                  2000

Current:
Federal                          $  289,210          $    2,702
State                                28,573                  -0-
------------------------- ------------------------- ------------------------
                                 $  317,783          $    2,702
------------------------- ------------------------- ------------------------

      Such income taxes are included in the accompanying consolidated financial statements as follows:

Income tax from operations       $  317,783          $      2,702
Extraordinary Items                     -0-                   -0-
------------------------- ------------------------- ------------------------
                                 $  317,783          $      2,702
------------------------- ------------------------- ------------------------

      The above provision has been calculated based on Federal and State statutory rates.

The tax effect of significant temporary differences representing the net deferred tax liability as of May 31, 2001, were as follows:

Net Operating Loss Carryforward             $ (124,009)
Intangible Drilling Costs                       79,625
Depletion, Depreciation, and Amortization       55,438
                                          ------------
Net Deferred Tax Liability                  $   11,054
                                          ============

5. RELATED PARTY TRANSACTIONS

      BEC of Kansas Inc. - owned by Doug and Marsha Lamb - Note payable in the amount of $48,690 for working capital needs in current and prior years plus BEC of Kansas Inc. ("BEC") holds the contract for natural gas sales and production contracts. BEC subsequently contracts with PGPC for the transmission of the natural gas.
      Bonanza Oil Company - owned by Doug and Marsha Lamb - Note payable in the amount of $49,347 for oil and gas properties acquired by PGPC in 1997.

6. PRIVATE PLACEMENT MEMORANDUM

The Company has introduced a Private Placement Memorandum program to raise capital for working capital and additional oil and gas wells to increase the production into existing gas pipelines. The Memorandum calls for a maximum of 500,000 shares of preferred stock to be sold at an offering price of $10.00 per share. The Memorandum calls for a conversion feature of four shares of common stock to each share of preferred stock at the option of the shareholder. Prior to conversion the preferred stock carries a 10% cash dividend.

During the year ended May 31, 2000 the Company issued a total of 10,000 shares to two individuals for a total of $100,000 as part of this program.

7. SUPPLEMENTAL CASH FLOW INFORMATION

      Year ended May 31,            2001             2000

Cash paid for interest        $    144,859      $   125,712
Cash paid for income taxes             -0-              -0-
--------------------------- -----------------  ------------------------

SUPPLEMENTARY INFORMATION:

      During the year ended May 31, 2001, non-cash investing and financing activities are as follows:

      1)     Issued 274,500 shares of common stock valued at $96,050.
      2)     Converted debt to equity in the amount of $ 105,000.

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

9. EARNINGS PER SHARE

      The following reconciles the components of the earnings per share (EPS) computation:


                        2001                                2000
Earning per   Income      Shares        Per-Share Income      Shares        Per-Share
common Share  (Numerator) (Denominator) Amount    (Numerator) (Denominator) Amount
------------- ----------- ------------- --------- ----------- ------------ ---------
Net Income    $  429,356     5,764,904      $.074  $  15,311    5,319,926   $ .003

------------- ----------- ------------- --------- ----------- ------------ ---------

There are no options granted or outstanding at the provision in the Convertible Debentures to convert $145,000 in convertible debentures were not included in the computation of diluted EPS as they would be anti-dilutive because they are required to hold the debentures for one year prior to conversion.

10. FUTURES CONTRACTS

The carrying amounts of the futures contract securities as shown in the accompanying balance sheet and their approximate market values at May 31, 2001 are as follows:
                                         Gross       Gross
                                         Unrealized  Unrealized   Market
                               Cost      Gains       Losses       Value
                            -----------  ----------  ----------  ------------

Oil & Gas "Put" Contracts   $  116,493   $ 190,787   $       -   $   307,280

Unrealized gains on the contracts at May 31, 2001 are shown net of income taxes as a component of stockholders' equity.

11. FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company's operating activities can be divided into three major segments: pipeline transmission, oil & gas production, and oil and gas wells and pipeline development and servicing. Segment information for the years ended May 2001 and 2001 are as follows:

                                                May 31              May 31
                                                 2001                2000
                                             -------------------------------
Segment Revenues:
----------------------
      Pipeline Transmission Fees               1,179,104             494,451
      Oil & Gas Production                       767,723             408,328
      Oil & Gas Operations                       497,189             519,227
      Pipeline Development                     1,066,880             389,407
      Unallocated Amounts                        566,795             101,615
                                             ------------         ----------
                                               4,077,691           1,913,028
                                             ============         ==========

Segment Income/Loss Before Income Taxes:
----------------------------------------
      Pipeline Transmission Fees                 502,880             342,914
      Oil & Gas Production                       460,672             205,050
      Oil & Gas Operations                       573,542             456,170
      Pipeline Development                       853,504             311,526
      Unallocated Amounts
           General and Administrative            807,732             458,193
           Interest Income (Expense), net        132,222             121,162
                                             ------------         ----------
      Total Income                               747,139              18,013
                                             ============         ==========

Segment Assets:
----------------------
      Pipeline Transmission Fees               3,244,191           2,875,212
      Oil & Gas Production                     2,580,537           1,152,209
      Oil & Gas Operations                       484,484             208,367
      Pipeline Development                            -
      Unallocated Amounts
           Cash                                  188,006             110,562
           Other Assets                          712,906             675,935
                                             ------------         ----------
      Total Assets                             7,210,124           5,022,285
                                             ============         ==========

12. ACQUISITION

On March 31, 2000 the Company acquired 100% of the outstanding stock of Mogg Energy Inc. ("Mogg") (a Kansas corporation) for 260,000 shares of the Company's common stock. Subsequent to the agreement, the name of Mogg was changed to Quest Oil and Gas Corporation. Mogg was organized in 1996 and owns several oil and gas properties in South East Kansas. The transaction has been valued at $308,719 as a fair market value of the stock given and the assets acquired. The transaction is being accounted as a purchase transaction for accounting purposes and the total value of $308,719 is being recorded as Oil and Gas Properties being amortized.

As part of this transaction, the Company entered into a well management agreement with GN Resources, Inc. ("GNRI") on some of the Mogg oil & gas wells to manage and operate the wells in return for 50% of the Section 29 tax credits being applied to the Company's debt at Yates Center Bank. The agreement will remain in force until the final tax credits are received for the year 2002.

13. SUBSEQUENT EVENTS

Subsequent to year-end the Company issued $100,000 in debentures to help fund the Company's pipeline and oil and gas development. Also, the Company received a commitment from their primary bank to fund a new pipeline to service the new wells in the amount $1,100,000.

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

14. - SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

(1)
                          Capitalized Costs Relating to
                         Oil & Gas Producing Activities

Proved oil and gas properties and related lease equipment:
      Developed                                  $ 2,074,704
      Non-developed                                  146,567

Accumulated depreciation and depletion              (184,805)
                                                --------------
Net Capitalized Costs                            $ 2,036,466
                                                ==============


(2)
                     Costs Incurred in Oil and Gas Property
              Acquisition, Exploration, and Development Activities

Acquisition of Properties Proved and Unproved   $     -0-
Exploration Costs                                     -0-
Development Costs                                 918,284
                                                ---------

Total                                           $ 918,284
                                                =========

(3)
                                    Results of Operations for
                                    Producing Activities

                                          May 31, 2001        May 31, 2000
                                          ------------        ------------

Production revenues                              $ 767,723    $  387,476

Production Costs                                   460,672       231,976
Depreciation and depletion                         128,646        12,676
                                                 ----------   -----------

Results of operations for producing activities   $ 178,405    $  142,824
                                                 =========    ==========
(excluding corporate overhead and interest costs)

(4)
                                    Reserve Quantity Information

      The following schedule contains estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil
(Bbls) and thousands of cubic feet of natural gas (Mcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that maybe substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, but by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

                                          Oil               Gas
                                         (Bbls)            (Mcf)
      Proved developed reserves:

      Balance May 31, 2000                172,371           1,076,657

      Acquisition of proved reserves          -0-           2,479,828
      Revision of previous estimates      (52,443)                -0-
      Production                          (16,303)           (153,940)
                                         ----------      --------------

      Balance May 31, 2001                103,625           3,402,545
                                         ==========      ==============

      In addition, to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interest in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proved reserves equal to approximately 217,000 BBLS of oil and 2,320,000 Mcf in gas for these undeveloped properties.

      The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended May 31, 2001 and 2000. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at May 31, 2001 and 2000, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results to operations.

      Standardized measures of discounted future net cash flows:

                                                           May 31
                                                   2000              2001

Future production revenues                      $12,209,537       $12,152,542

Less: future production costs                    (6,258,247)       (3,371,310)
                                                ------------      ------------
Future cash flows before income taxes             5,951,290         8,781,696

Future income tax                                (2,023,439)       (2,985,776)
                                                ------------      ------------
Future net cash flows                             3,927,851         5,795,920

Effect of discounting future                       (981,963)       (1,327,419)
  Annual net cash flows at 10%
                                                ------------      ------------
Standardized measure of discounted                2,945,888        $4,468,501
  Net cash flows
                                                ============      ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Douglas L. Lamb, age 50, Director and President since January 1998. Mr. Lamb has been highly involved in gas gathering pipeline operations and construction in the southeast Kansas region since 1984. He has fostered pipeline construction and consolidation activities that have resulted in the 150 mile pipeline network which is operated out of Benedict. He is also responsible for the operation of about 100 oil and gas wells and has considerable experience in the drilling and completion of oil and gas wells in southeast Kansas. Mr. Lamb earned his Bachelor of Business Administration degree from Wichita State University in 1972.

John C. Garrison, age 49, Director and Treasurer since January 1998. Mr. Garrison brings to the Quest team expertise in public company activities and issues. Mr. Garrison has been a Certified Public Accountant in public practice providing financial management and accounting services to a variety of businesses for over twenty years. Mr. Garrison holds a Bachelor degree in Accounting from Kansas State University.

Richard M. Cornell, age 65, Director and Secretary since January 1998. Mr. Cornell has been involved in the oil and gas business in southeast Kansas as an independent oil and gas producer and as a regional manager for an international energy company. He is a full time employee of the company and is responsible for the acquisition of oil & gas leaseholds and for regulatory compliance. Mr. Cornell also participates in the analysis and qualification of development projects.


Compliance with Section 16(a) of the Exchange Act

The Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner except those listed in this subsection.

Douglas L. Lamb filed a Form 4 on January 2, 2001 relating to seven transactions involving the Company's common stock between August and November, 2000. On May 17, 2001, Douglas L. Lamb and Richard M. Cornell received 21,000 shares each as an employee bonus for work performed in the year 2000 which were valued at $0.35 per share in the attached annual audit. Richard M. Cornell effected two sales of the Company's common stock during the months of October and November, 2000 which were reported on Form 4 on January 2, 2001. Henry F. Mogg had two transactions involving Company common stock during Fiscal Year 2001 which were reported on Form 4 on August 29, 2001.

ITEM 10.    EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2001, 2000, 1999, 1998 and 1997. The following table provides summary information for the years 2001, 2000 and 1999 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of its chief executive officer, Douglas L. Lamb. Mr. Lamb's compensation has been paid by QES and PGPC as more fully described in Note (1) below. Mr. Lamb is the president and a director of the Company, QES, PGPC, and QOG.

                         SUMMARY COMPENSATION TABLES

                                           Annual Compensation
                          -----------------------------------------------------

     Name and                                                Other Annual
Principal Position  Year    Salary ($)     Bonus ($)       Compensation ($)
---------------------------------------- --------------------------------------
 Douglas L. Lamb,   2001    $60,000(1)       -0-(1)              -0-
     President
---------------------------------------- --------------------------------------
 Douglas L. Lamb,   2000     $60,000        - 0-(2)              - 0-
     President
---------------------------------------- --------------------------------------
 Douglas L. Lamb,   1999     $36,000          - 0-               - 0-
     President
---------------------------------------- --------------------------------------


                                 Long Term Compensation
                        -----------------------------------------
                                     Awards              Payouts
                        -----------------------------------------
                        Restricted  Securities Underlying LTIP All Other
Name and Principal         Stock          Options/        Payouts  Compensation
     Position      Year Award(s)($)       SARs(#)          ($)        ($)
-------------------------------------------------------------------------------
 Douglas L. Lamb,  2001    $7,350           - 0-          - 0-        - 0-
    President
-------------------------------------------------------------------------------
 Douglas L. Lamb,  2000     -0-             - 0-          - 0-        - 0-
    President
-------------------------------------------------------------------------------
 Douglas L. Lamb   1999   $20,192           - 0-          - 0-        - 0-
    President
-------------------------------------------------------------------------------

(1) Although he serves as the president, a director, and the chief executive officer, of the Company and of all three of the subsidiary companies, Douglas L. Lamb receives a salary from only QES which was $60,000 annually during the Fiscal Year ended May 31, 2001. Mr. Lamb also received 21,000 shares of restricted stock on May 17, 2001 for services rendered to the Company which was valued at $0.35 per share in the annual audit. Mr. Lamb previously received a salary from QES and PGPC which totaled $60,000 for the fiscal year ended May 31, 2000. His annual compensation in 1999 and 1998 was $36,000 and in the years 1997 and 1996 was $33,000. Mr. Lamb also received 80,766 shares of Common Stock on January 7, 1999 for services he rendered to the Company. There was no trading market for the Company's stock at that time. A stock value of $0.25 per share is used for the valuation of this stock which approximates the stockholder's equity per share at the time the stock was issued to Mr. Lamb.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of August 24, 2001, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director and by all executive officers and directors as a group. The table also sets forth the number and percentage of the outstanding shares to be owned by each such person or group. The percentages of ownership and the number of shares beneficially owned are disproportionate due to joint beneficial ownership making the notes following the table essential for a complete understanding of the Company's ownership structure.

The table below only contains information relating to the Company's Common Stock, as no shares of Preferred Stock have been issued or are owned by any of the parties listed in the table below.


          Name and Address of              Number of Shares
           Beneficial Owner             Beneficially Owned (1)  Percent of Class
--------------------------------------------------------------------------------
          Marsha K. Lamb (2)
         703 East Main Street                  1,634,524             26.3%
          Benedict, KS 66714
--------------------------------------------------------------------------------
    The Henry F. Mogg M&M Trust (3)
         1999 London Town Lane                  672,852              10.8%
         Titusville, FL 23796
--------------------------------------------------------------------------------
       Crown Properties, LC (4)
         701 East Main Street                   975,000              15.7%
          Benedict, KS 66714
--------------------------------------------------------------------------------
Bonanza Energy Corporation of Kansas (5)
         701 East Main Street                   516,027               8.3%
          Benedict, KS 66714
--------------------------------------------------------------------------------
   Executive Officers and Directors
--------------------------------------------------------------------------------
          Douglas L. Lamb (6)
         703 East Main Street                  1,634,524             26.3%
          Benedict, KS 66714
--------------------------------------------------------------------------------
           John C. Garrison
         701 East Main Street                   45,372                (7)
          Benedict, KS 66714
--------------------------------------------------------------------------------
          Richard M. Cornell
         701 East Main Street                   34,000                (7)
          Benedict, KS 66714
--------------------------------------------------------------------------------
  All Executive Officers & Directors
      as a Group (Three persons)               1,713,896             27.6%
--------------------------------------------------------------------------------

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

(2) Includes (i) 14,400 shares held by Marsha K. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 516,027 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; (iv) 67,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; and
(v) 62,097 shares held by Douglas L. Lamb. Marsha K. Lamb disclaims beneficial ownership of the shares specified in clause (v) above.

(3) The Henry F. Mogg M&M Trust is controlled by Henry F. Mogg as its settlor and trustee with full and exclusive personal power of revocation and amendment over the Trust as long as he is alive.

(4) Crown Properties, LC is wholly owned by Marsha K. Lamb.

(5) Bonanza Energy Corporation of Kansas is jointly owned by Douglas L. Lamb and Marsha K. Lamb.

(6) Includes (i) 62,097 shares held by Douglas L. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 14,400 shares held by Marsha K. Lamb; (iv) 516,027 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; and (v) 67,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb. Douglas L. Lamb disclaims beneficial ownership of the shares specified in clauses (ii) and (iii) above.

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

During the fiscal year ended May 31, 2001, BECK loaned the Company $13,349.63 on notes bearing 10% interest. These funds were used by the Company for working capital. As of August 28, 2001 the Company owed BECK a balance of $61,690.32 which bears 10% interest.

The office facility for the Company and its subsidiaries is leased from Crown Properties, LC for $500 per month. Crown Properties, LC is owned by Marsha K. Lamb who is also an officer of QES, PGPC, and QOG.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2001.


                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2001.

      Quest Resource Corporation

       /s/ Douglas L. Lamb
      --------------------------------------------
      Douglas L. Lamb, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                  Date


 /s/ Douglas L. Lamb         President/Director      August 28, 2001
-----------------------
Douglas L. Lamb


 /s/ Richard M. Cornell      Secretary/Director      August 28, 2001
-----------------------
Richard M. Cornell


 /s/ John C. Garrison        Treasurer/Director      August 28, 2001
-----------------------
John C. Garrison

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