Form 10QSB
period 2001-08-31
QUEST RESOURCE CORP
filed 2001-10-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2001.

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

                               620-698-2250
                              --------------
              (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  [XX]      No [  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of October 15, 2001 was 6,205,417.

                                  Total of Sequentially Numbered Pages:    10

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION...............................................3

      Item 1.     Financial Statements.......................................3

            Consolidated Unaudited Financial Statements ...................F-1

      Item 2.     Management's Discussion And Analysis Of Financial

                  Condition And Results Of Operations .......................4

            Forward-looking Information .....................................4

            Business Of Issuer...............................................4

            Results Of Operations............................................5

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

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended August 31, 2001, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2001.

                           QUEST RESOURCE CORPORATION
                           Consolidated Balance Sheet
                                   (Unaudited)
                                                    August 31       May 31
                                                      2001           2001
                                                  -------------  ------------
                                   A S S E T S
                                                  -------------  ------------
Current Assets
    Cash                                           $   381,922    $  188,006
    Accounts Receivable                                529,040       949,698
    Futures Contracts                                  151,470       307,280
    Parts & Supplies                                   105,602        16,804
                                                  -------------  ------------

      Total Current Assets                         $ 1,168,034    $1,461,788

Property & Equipment
    Property & Equipment                               956,513       686,827
    Less: Allowance for Depreciation                  (237,961)     (219,148)
                                                  -------------  ------------
                                                       718,552       467,679

Pipeline Assets, net                                 3,554,275     3,244,191

Oil & Gas Properties
    Properties being Amortized                       2,454,450     2,074,704
    Properties not being Amortized                     146,567       146,567
    Less: Accumulated depreciation, depletion,
      and amortization                                (250,713)     (184,805)
                                                  -------------  ------------
                                                     2,350,304     2,036,466

      Total Assets                                 $ 7,791,165     7,210,124
                                                  =============  ============

      L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y Current Liabilities
    Accounts Payable                               $   148,959    $   58,682
    Oil & Gas Payable                                  297,453       544,071
    Accrued Expenses                                    30,839        21,288
    Notes Payable, Current Portion                     821,377       670,848
    Deferred Income Tax Payable                         11,054        11,054
    Income Tax Payable                                 345,535       257,127
                                                  -------------  ------------
      Total Current Liabilities                      1,655,217     1,563,070

Non-Current Liabilities
    Convertible Debentures                             265,000       145,000
    Note Payable                                     2,191,617     1,876,304
    Less Portion Shown as Current                     (821,377)     (670,848)
                                                     1,635,240     1,350,456
                                                  -------------  ------------
      Total Liabilities                              3,290,457     2,913,526

Commitments and contingencies                               -             -

Stockholders' Equity
    Preferred stock, 50,000,000 Shares Authorized           10            10
       $.001 par value, 10,000 shares issued and outstanding
    Common Stock, 950,000,000 Shares Authorized          6,245         6,175
       $.001 par value, 6,245,417 and 6,174,842 shares outstanding issued and outstanding
    Paid In Surplus                                  4,191,626     4,133,615
    Accumulated Other Comprehensive Income              75,004       116,380
    Retained Earnings                                  227,823        40,418
                                                  -------------  ------------
                                                      4,500,708    4,296,598
                                                  -------------  ------------
      Total Liabilities and Stockholders' Equity   $  7,791,165   $7,210,124
                                                  ============== ============

                           QUEST RESOURCE CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                   For the Three Months Ended
                                                          August 31,
                                                  ---------------------------
                                                      2001           2000
                                                  -------------  ------------
Revenue
    Gas Pipeline Transmission Fees                 $    244,886   $  131,011
    Oil & Gas Production Revenue                        275,878      118,407
    Oil & Gas Operations                                122,126       91,360
    Pipeline Operations                                 102,183       37,246
    Pipeline and Property Development                   301,164      130,263
    Oil Trucking & Marketing                             19,043       20,626
    Futures Contract Income                             304,400            0
    Other Revenue                                       157,600        6,130
                                                  -------------  ------------

      Total Revenues                                  1,527,280      535,043

Cost of Revenues
    Purchases & Outside Services                        297,038      105,670
    Lease Operating Costs                               121,732       62,823
    Pipeline Operating Costs                            159,164       76,596
    Wages                                               156,710       91,779
    Payroll Taxes                                        12,473        7,111
    Depreciation, Depletion & Amortization              118,505       39,050
    Other Cost of Revenues                               40,356       38,361
                                                  -------------  ------------
      Total Cost of Revenues                            905,078      421,390

      Gross Profit                                 $    621,302   $  113,653

General and Administrative Expenses
    Interest                                       $     54,184       29,292
    Insurance                                            55,128       20,691
    Repairs                                              37,107        4,789
    Consulting                                           83,000           -
    Other Expenses                                       90,881       56,323
                                                  -------------  ------------
      Total General and Administrative Expenses         320,300      111,095

      Income (Loss) from continuing operations before   301,002        2,558
      other income and expenses and income taxes

Other Income
    Interest Income                                       1,264        1,801

      Total Other Income                                  1,264        1,801
                                                  -------------  ------------
      Net Income Before Income Taxes                    302,266        4,359

      Provision for Income Taxes                       (114,861)        (654)

      Net Income                                   $    187,405        3,705
                                                  =============  ============
      Net Income per share                         $      0.030        0.001

      Weighted Average Number of
          Shares Outstanding                          6,222,417    5,626,342

                           QUEST RESOURCE CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                   For the Three Months Ended
                                                          August 31,
                                                  ---------------------------
                                                      2001           2000
                                                  -------------  ------------
Cash Flows from Operating Activities:

    Net Income (Loss)                              $   187,405    $    3,705
    Adjustments to Reconcile Excess Contributions to cash
    provided from operations:
      Depreciation                                      44,854        32,210
      Amortization                                       7,743         3,671
      Depletion                                         65,908         3,169
      Stock Issued for Services                         33,000            -
      Accounts Receivable                              420,658       (81,507)
      Futures Contract                                 114,434            -
      Parts & Supplies                                 (88,798)           -
      Organization Costs                                    -           (480)
      Accounts Payable                                 115,358        16,560
      Oil & Gas Payable                               (246,618)       77,350
      Notes Receivable                                      -         (1,128)
      Deferred Tax Credit                                   -            654
      Income Tax Payable                              (119,678)           -
      Accrued Expenses                                   9,551         2,769
                                                  -------------  ------------
      Total Adjustments                                356,412        53,268

Net Cash used in Operating Activities                  543,817        56,973

Cash flows from Investing Activities:
      Fixed Assets                                    (985,558)     (163,524)
                                                  -------------  ------------
Net Cash used in Investing Activities                 (985,558)     (163,524)

Cash flows from Financing Activities
      Change in Long-Term Debt                         515,657        24,762
      Convertible Debentures                           120,000             0
      Paid-In-Capital                                        0             0
                                                  -------------  ------------
Net Cash used in Financing Activities                  635,657        24,762

Net Increase (Decrease) in Cash                        193,916       (81,789)

Cash Balance, Beginning of Period                      188,006       110,562

Cash Balance, End of Period                        $   381,922        28,773
                                                  =============  ============

                                       QUEST RESOURCE CORPORATION
                              Consolidated Statement of Stockholders Equity
                                               (Unaudited)

                                                Preferred  Common             Accumulated
                                                 Shares    Shares               Other
                           Preferred  Common      Par       Par     Paid-In   Comprehensive  Retained
                            Shares    Shares     Value     Value    Capital   Income (Loss)  Earnings     Total
                           ----------------------------------------------------------------------------------------
Balance June 1, 2001        10,000   6,174,842  $    10   $ 6,175  $4,133,615   $ 116,380    $ 40,418   $4,296,598

Stock Issued for Debt                   37,575                 37      25,044                           $   25,081

Stock Issued for Services               33,000                 33      32,967                           $   33,000

Comprehensive Income:
Net Income                                                                                    187,405      187,405
Unrealized Loss of Futures Contract                                               (41,376)              $  (41,376)

Total Comprehensive Income                                                                                 146,029
                           ----------------------------------------------------------------------------------------
Balance August 31, 2001     10,000   6,245,417  $    10   $ 6,245  $4,191,626   $  75,004    $227,823   $4,500,708
                           ========================================================================================







                [ THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK ]

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.


Business Of Issuer

Our primary business is the production and transportation of natural gas in a 500 square mile region of southeast Kansas which is served by our gas pipeline network. Our main focus is upon the development of Company-owned gas reserves in our pipeline region and upon the continued enhancement of the pipeline system.

During the quarter ended August 31, 2001 our most significant development activity was the construction of a new 12" pipeline that will be 7 miles in length initially. The anticipated completion date of this new 12" pipeline is mid-October. This will be a very important event for several reasons. Numerous gas wells are currently stranded without pipeline capacity available until the new 12" pipeline becomes operational. This stranded gas is expected to increase our gas production by about 35% immediately upon availability of the 12" pipeline. Furthermore, this additional gas is also expected to increase total pipeline transportation fees for the Company by about 25%. In addition to the existing wells with stranded gas, there are about 15 new wells that are scheduled to be completed and put into production this Fall after the 12" pipeline is operational with its additional capacity.

Our current gas production of about 2,000 mcf/day is expected to double by the end of the current fiscal year on May 31, 2002 as a result of: 1) the additional capacity created by the 12" pipeline, 2) the anticipated production from the 15 partially completed gas wells, and 3) the on-going drilling that we expect to continue at the rate of about 40 wells per year in our 40,000 acre leasehold block.

Results Of Operations

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the quarter ended August 31, 2001 as compared to the quarter ended a year earlier on August 31, 2000 unless otherwise stated.

Total revenue for the quarter ended August 31, 2001 was $1,527,280 which resulted in net income before income taxes of $302,266. For the comparable period ended August 31, 2000 our total revenue was $535,043, with resulting net income before income taxes of $4,359. Therefore, net income before income taxes increased 6,834% for the quarter ended August 31, 2001 as compared to the year-earlier quarter.

The significant revenue categories for this quarter continue to be pipeline transportation due to growing gas volumes transported, gas production revenue due to the new wells brought on line, and pipeline development income from the construction of the 12" pipeline being performed by Quest Energy Service, Inc. Our gas production revenue would have been significantly higher if our stranded gas wells could have been producing at their normal production rates during the entire quarter.

This quarterly period also contains significant income in the account named Futures Contract Income. In January 2001, management decided to establish a floor price for its 2001 gas production and for some of its 2001 oil production. During this quarter, several of the remaining monthly contracts for 2001 were cashed in as considerable profits had accumulated in those contracts. We currently have a $4.00 floor for much of our January, 2002 gas production and another 300,000 mcf of 2002 gas production is hedged at about $3.00 between the use of floors and fixed contracts. Even though gas prices have recently been in the $2.00 to $3.00 per mcf price range, we still have a comfortable operating margin from our typical gas wells.


Capital Resources And Liquidity

During the three month period ended August 31, 2001 the Company booked a significant investment of $985,558 into various assets including: $379,746 primarily into new gas related properties; and $310,084 into pipeline facilities. These capital asset investments were funded in part by the following financing activities: the sale of debentures for $120,000, and bank financing of $515,657 from our line of credit.

Net cash provided from operating activities increased substantially from $56,973 in the comparable 2000 period to $543,817 for the three-month period ended August 31, 2001, which reflects the continued improvement in the amount of cash being generated by the Company's pipelines and gas wells and effective protection of desirable gas prices from the hedging of future gas contracts. Essentially all of the net cash provided from operating activities was reinvested into the Company.

The Company has a line of credit with a local bank for the development of new gas wells and for pipeline improvements. Earlier this year, the Yates Center Branch Bank increased this line of credit by approximately $1,000,000. We have been supplementing this bank line of credit with other capital raised privately in order to fund a more aggressive gas well drilling program. We expect to adequately fund on-going drilling of new gas wells from a combination of the bank financing, privately raised capital, and internally generated cash flow. We also expect the internal cash flow to become the primary source of development capital in the future as such cash flow continues to grow.

The Company continues to have current liabilities in excess of current assets for a current ratio of less than one. This is primarily due to the current portion of long term notes payable. However, since our cash investment emphasis is on such long term assets as gas reserves and pipelines, our current assets are not expected to grow significantly since most of our cash reserves are being re- invested into these long-term assets. Although debt incurred for new development has increased bank payments, this increase has been more than offset by the new revenue created from gas sales and pipeline transportation fees. Therefore, growth on our balance sheet is expected to occur primarily in the gas property and pipeline asset section instead of in the current asset section. However, we do anticipate that future development of gas reserves and pipelines will be funded increasingly out of cash flow instead of from debt which may cause the current portion of notes payable to decrease in the distant future which would then improve the current ratio.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October, 2001.


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

Signature                     Title                         Date

/s/ Douglas L. Lamb           President and Director        October 15, 2001
----------------------------
Douglas L. Lamb


/s/ Richard M. Cornell        Secretary and Director        October 15, 2001
----------------------------
Richard M. Cornell


/s/ John C. Garrison          Treasurer and Director        October 15, 2001
----------------------------
John C. Garrison