Form 10QSB
period 2001-11-30
QUEST RESOURCE CORP
filed 2002-01-14
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2001.

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

             P. O. Box 100 701 East Main, Benedict, Kansas 66714
           -------------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

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

                                Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of January 14, 2001 was 6,385,417.

                                   Total of Sequentially Numbered Pages:    12

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

      Item 1.     Financial Statements.......................................3

                  Consolidated Unaudited Financial Statements..............F-1

      Item 2.     Management's Discussion And Analysis Of Financial

                  Condition And Results Of Operations........................4

                  Forward-looking Information................................4

                  Business Of Issuer.........................................4

                  Results Of Operations......................................5

                  Capital Resources And Liquidity............................5

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

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended November 30, 2001, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

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

                           QUEST RESOURCE CORPORATION
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                   ----------------------------
                                                   November 30,      May 31,
                                                       2001           2001
                                                   ------------   -------------
                                   A S S E T S

Current Assets
    Cash                                           $    138,119   $     188,006
    Accounts Receivable                                 510,130         949,698
    Futures Contracts                                   124,520         307,280
    Parts & Supplies                                    105,718          16,804
                                                   ------------   -------------
      Total Current Assets                              878,487       1,461,788

Property & Equipment
    Property & Equipment                              1,055,718         686,827
    Less: Allowance for Depreciation                   (256,774)       (219,148)
                                                   ------------   -------------
                                                        798,944         467,679

Pipeline Assets, net                                  4,400,240       3,244,191

Oil & Gas Properties
    Properties being Amortized                        2,945,609       2,074,704
    Properties not being Amortized                      146,567         146,567
    Less: Accumulated depreciation, depletion,
      and amortization                                 (366,048)       (184,805)
                                                   ------------   -------------
                                                      2,726,128       2,036,466

      Total Assets                                 $  8,803,799   $   7,210,124
                                                   ============   =============

       L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
    Accounts Payable                               $    216,030   $      58,682
    Oil & Gas Payable                                   371,441         544,071
    Accrued Expenses                                     21,164          21,288
    Notes Payable, Current Portion                    1,075,303         670,848
    Deferred Income Tax Payable                          11,054          11,054
    Income Tax Payable                                  407,621         257,127
                                                   ------------   -------------
      Total Current Liabilities                       2,102,613       1,563,070

Non-Current Liabilities
    Convertible Debentures                              385,000         145,000
    Note Payable                                      2,854,843       1,876,304
    Less Portion Shown as Current                    (1,075,303)       (670,848)
                                                   ------------   -------------
                                                      2,164,540       1,350,456
                                                   ------------   -------------
      Total Liabilities                               4,267,153       2,913,526

Commitments and contingencies                                 -               -

Stockholders' Equity
    Preferred stock, 50,000,000 Shares Authorized            10              10
     $.001 par value, 10,000 shares issued and
     outstanding
    Common Stock, 950,000,000 Shares Authorized           6,245           6,175
     $.001 par value, 6,245,417 and 6,174,842 shares
     outstanding
      issued and outstanding
    Paid In Surplus                                   4,191,626       4,133,615
    Accumulated Other Comprehensive Income                9,644         116,380
    Retained Earnings                                   329,121          40,418
                                                   ------------   -------------
                                                      4,536,646       4,296,598
                                                   ------------   -------------
      Total Liabilities and Stockholders' Equity   $  8,803,799   $   7,210,124
                                                   ============   =============

                                     QUEST RESOURCE CORPORATION
                                Consolidated Statement of Operations
                                             (Unaudited)

                                         ----------------------------------------------------
                                         For the Three Months Ended  For the Six Months Ended
                                               November 30,                November 30,
                                         ----------------------------------------------------
                                            2001          2000          2001          2000
                                         ----------    ----------    ----------    ----------
Revenue
    Oil & Gas Production Revenue         $ 245,997     $  99,410       521,875       249,300
    Gas Pipeline Transmission Fees         231,514       227,131     $ 476,400     $ 384,226
    Oil & Gas Operations                   157,266       149,204       279,392       240,564
    Pipeline Operations                    114,861        57,152       217,044        94,398
    Pipeline Development                   501,221       134,345       596,352       207,454
    Property Development                   194,919        11,997       397,568        69,151
    Oil Trucking & Marketing                30,134        23,771        52,561        44,397
    Futures Contract Income                (38,140)            0       266,260             0
    Other Revenue                           73,156        58,532       230,756        64,662
                                         ----------    ----------    ----------    ----------
            Total Revenues               1,510,928       761,542     3,038,208     1,354,152

Cost of Revenues
    Oil & Gas Production Costs             183,486       103,470       305,218       173,410
    Pipeline Operating Costs               160,146       102,531       319,310       191,173
    Purchases & Outside Services           319,172       134,559       625,287       240,229
    Wages                                  205,329       104,440       362,039       196,219
    Payroll Taxes                           12,586         8,040        25,059        15,151
    Depreciation, Depletion & Amortization 157,784        43,513       276,289        82,563
    Other Cost of Revenues                  20,328        36,582        60,684        74,943

            Total Cost of Revenues       1,058,831       533,135     1,973,886       973,688
                                         ----------    ----------    ----------    ----------
            Gross Profit                 $ 452,097     $ 228,407     $ 106,432     $ 380,464

General and Administrative Expenses
    Interest                             $  59,686     $  36,826     $ 113,870     $  66,118
    Insurance                               39,139        22,741        84,340        43,432
    Repairs                                 61,298         8,626        89,328        13,415
    Consulting                              85,271             -       168,271             -
    Other Expenses                          44,708        32,183       145,516        88,506
                                         ----------    ----------    ----------    ----------
    Total General and Administrative
      Expenses                             290,102       100,376       601,325       211,471

    Income (Loss) from continuing
       operations                          161,995       128,031       462,997       168,993
    other income and expenses and income taxes

    Other Income                             1,389         6,815         2,653         8,616
                                         ----------    ----------    ----------    ----------
        Total Other Income                   1,389         6,815         2,653         8,616

        Net Income Before Income Taxes     163,384       134,846       465,650       177,609

        Provision for Income Taxes         (62,086)      (49,799)     (176,947)      (56,213)

        Net Income                       $ 101,298     $  85,047     $ 288,703     $ 121,396
                                         ==========    ==========    ==========    ==========
        Net Income per share             $   0.016     $   0.015     $   0.046     $   0.022

        Weighted Average Number of
           Shares Outstanding            6,245,417     5,626,342     6,245,417     5,626,342


                           QUEST RESOURCE CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       For the Six Months Ended
                                                             November 30,
                                                     ---------------------------
                                                          2001         2000
                                                       ----------   ----------
Cash Flows from Operating Activities:

    Net Income (Loss)                                  $ 288,703    $ 121,396
    Adjustments to Reconcile Excess Contributions to cash
    provided from operations:
        Depreciation                                     109,708       64,420
        Amortization                                      17,743        7,342
        Depletion                                        148,838       10,801
        Stock Issued for Services                             -            -
        Accounts Receivable                              439,568     (103,104)
        Futures Contract                                 182,760     (214,447)
        Parts & Supplies                                 (88,914)          -
        Organization Costs                                    -            -
        Accounts Payable                                 157,348      (14,789)
        Oil & Gas Payable                               (172,630)     291,796
        Notes Receivable                                      -         9,420
        Deferred Tax Credit                                   -        56,213
        Income Tax Payable                               150,494
        Accrued Expenses                                    (124)       8,765
                                                       ----------   ----------
        Total Adjustments                                944,791      116,417

Net Cash provided from Operating Activities            1,233,494      237,813

Cash flows from Investing Activities:
        Fixed Assets                                  (2,402,146)    (524,528)
                                                       ----------   ----------
Net Cash provided from Investing Activities           (2,402,146)    (524,528)

Cash flows from Financing Activities
        Change in Long-Term Debt                         978,539      269,154
        Convertible Debentures                           240,000            0
        Paid-In-Capital                                        0            0
                                                       ----------   ----------
Net Cash used in Financing Activities                  1,218,539      269,154

Net Increase (Decrease) in Cash                           49,887      (17,561)

Cash Balance, Beginning of Period                        188,006      110,562

Cash Balance, End of Period                            $ 138,119    $  93,001
                                                       ==========   ==========

                                             Quest Resource Corporation
                                   Consolidated Statement of Stockholders Equity
                                                    (Unaudited)

                                                   Preferred   Common              Accumulated
                                                     Shares    Shares                 Other
                                Preferred  Common     Par       Par     Paid-In   Comprehensive  Retained
                                 Shares    Shares    Value     Value    Capital   Income (Loss)  Earnings     Total
                                ------------------------------------------------------------------------------------
Balance June 1, 2001             10,000   6,174,842  $   10  $  6,175  $4,133,615  $ 116,380    $ 40,418  $4,296,598

Stock Issued for Debt                        37,575                37      25,044                         $   25,081

Stock Issued for Services                    33,000                33      32,967                         $   33,000

Comprehensive Income:
Net Income                                                                                       187,405  $  187,405
Change in Gain (Loss) of Futures Contract                                            (41,376)             $  (41,376)
                                                                                                         -----------
Total Comprehensive Income                                                                                   146,029
                                ------------------------------------------------------------------------------------
Balance August 31, 2001          10,000  6,245,417  $    10  $  6,245  $4,191,626  $  75,004    $227,823  $4,500,708

Comprehensive Income:
Net Income                                                                                       101,298  $  101,298
Change in Gain (Loss) of Futures Contract                                            (65,360)             $  (65,360)
                                                                                                         -----------
Total Comprehensive Income                                                                                    35,938
                                ------------------------------------------------------------------------------------
Balance November 30, 2001        10,000  6,245,417  $    10  $  6,245  $4,191,626  $   9,644    $329,121  $4,536,646
                                ====================================================================================


                           QUEST RESOURCE CORPORATION
                          Notes to Financial Statements
                                NOVEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

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

                          QUEST RESOURCE CORPORATION
                         Notes to Financial Statements
                               NOVEMBER 30, 2001
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continuation)
------------------------------

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

NOTE 3  - OTHER INFORMATION
---------------------------
In December 2001, the Company filed a S-8 plan with the Securities and Exchange Commission to offer 250,000 shares of its common stock to its employees to set-up a 401K Plan. Also, the Company approved the issuance of 180,000 shares fund its Profit Sharing Plan for 2001.

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

During the quarter ended November 30, 2001 our most significant development activity was the completion of the new 12" pipeline that serves our Thayer gas field for a distance of 7 miles. This new pipeline is capable of moving 20,000 mcf/day, as compared to the previous pipeline capacity of 2,000 mcf/day, which had impaired our ability to gather currently available gas production. By the end of the quarter our gas production was over 2,500 mcf/day. Additional increases in our Company-owned gas volumes to about 3,000 mcf/day by the end of calendar year 2001 were realized as most of the existing wells were returned to full production by then.

The new 12" pipeline can now support our gas development expansion program which is now our primary focus. During the quarter period, we have drilled 8 new gas wells and 1 salt water disposal well, we've completed 5 new gas wells that became operational, and we have 17 gas well completions in process. We have also continued with the leasing of additional acreage for future development which has increased our total acreage to near 45,000 acres, all in southeast Kansas.

Results Of Operations

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six month periods ended November 30, 2001 as compared to those periods in 2000.

Total revenue for the quarter ended November 30, 2001 was $1,510,928 which resulted in net income before income taxes of $163,384. For the comparable period ended November 30, 2000 our total revenue was $761,542, with resulting net income before income taxes of $134,846. Therefore, our 2nd quarter revenue increased almost 100% as compared to 2000, and our net income before income taxes increased 26% for the quarter ended November 30, 2001 as compared to the year- earlier quarter.

The revenue categories that increased the most for this quarter were: gas production revenue due to the new wells brought on line after completion of the 12" pipeline; pipeline development income from the construction of the 12" pipeline; and property development income from the installation of the new gas wells this quarter. The pipeline and new well development activities were performed by Quest Energy Service, Inc., our operations and construction subsidiary. We expect gas production revenue to continue growing in future quarters as additional new gas wells are placed into production.

The only income category that sustained a loss was futures contract income. The loss occurred during October when gas futures rallied above the prices in our gas hedging position. This loss was offset by the increased prices that we realized from the physical sale of our November gas production. The largest increases in expenses occurred in the purchases and wages categories which were from the increased level of development activities.

Capital Resources And Liquidity

During the six month period ended November 30, 2001 the Company booked a significant investment of $2,402,146 into various assets including: $870,905 into new gas producing properties; and $1,156,049 into pipeline facilities. These capital asset investments were funded in part by the following financing activities: the sale of debentures for $240,000, bank financing of $978,539 from our line of credit, and by internal cash flow from operating activities for the remaining investments.

Net cash provided from operating activities increased substantially from $237,813 for the six month period ended November 30, 2000 to $1,233,494 for the comparable period in 2001, which reflects the continued improvement in the amount of cash being generated by the Company's pipelines, gas wells and development activities. This net cash flow was primarily reinvested back into income producing assets.

The Company has a line of credit with a local bank for the development of new gas wells and for pipeline improvements. Earlier this fiscal year, the Yates Center Branch Bank increased this line of credit by approximately $1,000,000. We have been supplementing this bank line of credit with other capital raised privately in order to fund a more aggressive gas well drilling program. We expect to adequately fund on-going drilling of new gas wells from a combination of the bank financing, privately raised capital, and internally generated cash flow. We also expect the internal cash flow to become the primary source of development capital in the future as such cash flow continues to grow.

The Company continues to have current liabilities in excess of current assets for a current ratio of less than one. This is primarily due to the current portion of long term notes payable. However, since most of our cash reserves are being re-invested into long term assets such as gas reserves and pipelines, our current assets are not expected to grow significantly. Although debt incurred for new development has increased bank payments, this increase has been more than offset by the new revenue created from gas sales and pipeline transportation fees. Therefore, growth on our balance sheet is expected to occur primarily in the gas property and pipeline asset section instead of in the current asset section. However, we do anticipate that future development of gas reserves and pipelines will be funded increasingly out of cash flow instead of from debt which may cause the current portion of notes payable to decrease in the distant future which would then improve the current ratio.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of January, 2002.

                  Quest Resource Corporation


                  /s/ Douglas L. Lamb
                  -------------------------------
                  Douglas L. Lamb, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                      Date

/s/ Douglas L. Lamb        President and Director     January 14, 2002
----------------------
Douglas L. Lamb


/s/ Richard M. Cornell     Secretary and Director     January 14, 2002
----------------------
Richard M. Cornell


/s/ John C. Garrison       Treasurer and Director     January 14, 2002
----------------------
John C. Garrison