Form 10QSB
period 2002-02-28
QUEST RESOURCE CORP
filed 2002-04-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2002.

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
                                         Yes  [XX]      No [  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of April 15, 2002 was 6,466,667.

                                  Total of Sequentially Numbered Pages:    14

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 3

      Item 1.     Financial Statements . . . . . . . . . . . . . . . . . . . 3

                  Consolidated Unaudited Financial Statements . . . . . .  F-1

      Item 2.     Management's Discussion And Analysis Of Financial
                  Condition And Results Of Operations. . . . . . . . . . . . 4

            Forward-looking Information . . . . . . . . . . . . . . . . . .  4

            Business Of Issuer . . . . . . . . . . . . . . . . . . . . . . . 4

            Results Of Operations. . . . . . . . . . . . . . . . . . . . . . 4

            Capital Resources And Liquidity. . . . . . . . . . . . . . . . . 5


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 6

      Item 4.     Submission of Matters To A Vote Of Security Holders. . . . 6

             Report on Annual Shareholders Meeting . . . . . . . . . . . . . 6

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                         PART I - FINANCIAL INFORMATION


Item 1......Financial Statements

Except as otherwise required by the context, references in this quarterly report to "we," "our," "us" or "the Company" refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc. and Quest Energy Service, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended February 28, 2002, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

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

                        QUEST RESOURCE CORPORATION
                        Consolidated Balance Sheet
                               (Unaudited)
                                                   -----------  -----------
                                                   (Unaudited)  (Audited)
                                                   February 28    May 31
                                                      2002         2001
                                                   -----------  -----------
                               A S S E T S
Current Assets
     Cash                                           $ 136,327   $  188,006
     Accounts Receivable                              483,819      949,698
     Futures Contracts                                 59,260      307,280
     Parts & Supplies                                  98,391       16,804
                                                   -----------  -----------
       Total Current Assets                         $ 777,797   $1,461,788

Property & Equipment
     Property & Equipment                           1,064,876      686,827
     Less: Allowance for                             (276,161)    (219,148)
     Depreciation
                                                   -----------  -----------
                                                      788,715      467,679

Pipeline Assets
     Pipeline & Equipment                           5,378,654    4,126,502
     Pipeline Construction in Progress (not           104,789            -
     amortized)
     Less: Allowance for Depreciation                (982,647)    (882,311)
                                                   -----------  -----------
                                                    4,500,796    3,244,191

Oil & Gas Properties
     Properties being Amortized                     3,215,024    2,074,704
     Gas Well Completions in Progress (not            397,049            -
     amortized)
     Properties not Amortized                         146,567      146,567
     Less:  Accumulated Depreciation, Depletion,    (570,066)    (184,805)
     & Amortization
                                                   -----------  -----------
                                                    3,188,574    2,036,466

       Total Assets                                $9,255,882   $7,210,124
                                                   ===========  ===========

                        QUEST RESOURCE CORPORATION
                        Consolidated Balance Sheet
                               (Unaudited)
                                                   -----------  -----------
                                                   (Unaudited)  (Audited)
                                                   February 28    May 31
                                                      2002         2001
                                                   -----------  -----------

     L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y

Current Liabilities
     Accounts Payable                               $ 342,340    $  58,682
     Oil & Gas Payable                                383,044      544,071
     Accrued Expenses                                  30,434       21,288
     Notes Payable, Current Portion                 1,429,872      670,848
     Deferred Income Tax Payable                       11,054       11,054
     Income Tax Payable                               436,708      257,127
                                                   -----------  -----------
       Total Current Liabilities                    2,633,452    1,563,070

Non-Current Liabilities
     Convertible Debentures                           450,000      145,000
     Notes Payable                                  2,999,873    1,876,304
     Less Portion Shown as Current                 (1,429,872)    (670,848)
                                                   -----------  -----------
                                                    2,020,001    1,350,456
                                                   -----------  -----------
       Total Liabilities                            4,653,453    2,913,526

Commitments and contingencies                               -            -

Stockholders' Equity
     Preferred stock, 50,000,000 Shares Authorized         10           10
        $.001 par value, 10,000 shares issued and
     outstanding
     Common Stock, 950,000,000 Shares Authorized        6,425        6,175
        $.001 par value, 6,425,417 and 6,174,842
     shares issued and outstanding
     Paid In Surplus                                4,254,446    4,133,615
     Accumulated Other Comprehensive Income             9,644      116,380
     Retained Earnings                                331,905       40,418
                                                   -----------  -----------
                                                   4,602,430    4,296,598

       Total Liabilities and
       Stockholders' Equity                        $9,255,882   $7,210,124
                                                   ===========  ===========

                           QUEST RESOURCE CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)

                                       -------------------------  -----------------------
                                         For the Three Months       For the Nine Months
                                                Ended                     Ended
                                             February 28               February 28
                                       -------------------------  -----------------------
                                           2002         2001        2002         2001
                                       -------------------------- ------------------------
Revenue
    Oil & Gas Production Revenue         $  257,811   $ 171,680   $ 779,686    $ 420,980
    Gas Pipeline Transmission Revenue       259,514     394,793     735,915      779,019
    Oil & Gas Operations                    163,032     119,040     345,953      359,604
    Pipeline Operations                     129,861      92,077     346,905      186,475
    Property Development                    267,488      67,028     498,449      155,542
    Pipeline Development                     76,322     142,435     910,125      330,526
    Oil Trucking & Marketing                 10,213      17,964      63,878       62,361
    Futures Contract Income                  32,000     102,288     298,260      102,288
    Other Revenue                            92,097      76,832     322,853      141,494
                                        ------------ -----------  ----------  -----------
         Total Revevnues                  1,288,339   1,184,137   4,302,023    2,538,289

Cost of Revenues
    Oil & Gas Production Costs              199,865      72,640     430,601      246,050
    Pipeline Operating Costs                251,249     135,355     489,462      326,528
    Purchases & Outside Services            162,984     190,676     943,850      430,905
    Wages                                   170,763     119,477     532,802      315,696
    Payroll Taxes                            12,452       9,714      37,511       24,865
    Depreciation, Depletion & Amortization  148,826      67,872     425,666      150,436
    Other Cost of Revenues                   38,374      23,269      99,058       98,212
                                        ------------ -----------  ----------  -----------
         Total Cost of Revenues             984,514     619,003   2,958,951    1,592,692

         Gross Profit                    $  303,825   $ 565,134  $1,343,072    $ 945,597

General and Administrative Expenses
    Interest                             $   64,200   $  27,863  $  197,159    $  93,981
    Insurance                                37,864      18,804     122,203       62,236
    Repairs                                  28,939      19,021     118,267       32,436
    Employee Benefit Program                 63,000           -     123,271            -
    Consulting                               38,000
    Other Expenses                           67,413     107,776     248,980      196,282
                                        ------------ -----------  ----------  -----------
    Total General and Administrative
    Expenses                                299,416     173,464     809,882      384,935

    Income (Loss) from continuing
    operations before                         4,409     391,670     533,191      560,662
    other income and expenses and
    income taxes

Other Income
    Interest Income                              81       1,374      21,823        9,990
                                        ------------ -----------  ----------  -----------
    Total Other Income                           81       1,374      21,823        9,990
    Net Income Before Income Taxes            4,490     393,044     555,014      570,652

    Provision for Income Taxes              (1,706)   (145,151)   (176,947)     (201,364)

    Net Income                            $   2,784   $ 247,893   $ 378,067    $ 369,288
                                        ============ ===========  ==========  ===========
    Net Income per share                  $   0.000   $   0.044   $   0.059    $  0.065

    Weighted Average Number of
        Shares Outstanding                6,425,417   5,688,009   6,425,417    5,646,898


                          QUEST RESOURCE CORPORATION
                     Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                   ----------------------------
                                                    For the Nine Months Ended
                                                           February 28
                                                       2002           2001
                                                   -------------   ------------
Cash Flows from Operating Activities:
       Net Income (Loss)                              $ 305,049      $ 369,289
       Adjustments to Reconcile Excess Contributions to cash
       provided from operations:
               Depreciation                              22,662        114,711
               Amortization                              17,743         22,026
               Depletion                                385,261         13,698
               Stock Issued for Services                 96,000              -
               Accounts Receivable                      465,880       (324,756)
               Oil & Gas Receivable                           -       (707,252)
               Futures Contract                         141,284       (198,298)
               Organization Costs                             -         11,041
               Parts & Supplies                         (81,587)            -
               Accounts Payable                         283,658         69,665
               Oil & Gas Payable                       (161,027)       784,602
               Inventory                                      -        (28,400)
               Notes Receivable                               -         (8,621)
               Deferred Tax Credit                            -        124,009
               Accrued Interest Payable                       -          2,396
               Income Tax Payable                       171,027         77,355
               Accrued Expenses                           9,146          2,440
                                                   -------------   ------------
               Total Adjustments                      1,248,481       (45,384)

Net Cash provided from Operating Activities           1,553,530        323,905

Cash flows from Investing Activities:
               Gas Properties/Pipeline
               Assets/Fixed Assets                   (3,135,344)      (974,428)
                                                   -------------   ------------
Net Cash provided from Investing Activities          (3,135,344)      (974,428)

Cash flows from Financing Activities
               Change in Long-Term Debt               1,123,569        459,178
               Convertible Debentures                   305,000        125,000
               Common Stock                                   -        110,000
                                                   -------------   ------------
Net Cash provided from Financing Activities           1,428,569        694,178

Net Increase (Decrease) in Cash                        (51,679)         43,655

Cash Balance, Beginning of Period                       188,006        110,562

Cash Balance, End of Period                         $   136,327     $  154,217
                                                   =============   ============

                                           Quest Resource Corporation
                                   Consolidated Statement of Stockholders Equity
                                                    (Unaudited)

                                                      Preferred   Common              Accumulated
                                                       Shares     Shares                 Other
                                  Preferred   Common     Par        Par     Paid-In    Comprehensive    Retained
                                  Shares      Shares    Value      Value    Capital     Income(Loss)    Earnings     Total
                                  --------------------------------------------------------------------------------------------------
Balance June 1, 2001               10,000   6,174,842  $   10    $ 6,175   $4,133,615  $  116,380      $  40,418    $4,296,598

Stock Issued for Debt                          37,575                 37       25,044                               $   25,081

Stock Issued for Services                      33,000                 33       32,967                               $   33,000

Comprehensive Income:
Net Income                                                                                                187,405   $  187,405
Change in Gain(Loss) of Futures                                                           (41,376)                  $  (41,376)
    Contract                                                                                                            -----------
Total Comprehensive Income                                                                                             146,029
                                  --------------------------------------------------------------------------------------------------

Balance August 31, 2001           10,000    6,245,417  $   10   $ 6,245    $4,191,626  $   75,004      $  227,823   $4,500,708

Comprehensive Income:
Net Income                                                                                                101,298   $  101,298
Change in Gain(Loss) of Futures                                                           (65,360)                  $  (65,360)
    Contract                                                                                                            -----------
Total Comprehensive Income                                                                                              35,938
                                  --------------------------------------------------------------------------------------------------

Balance November 30, 2001         10,000    6,245,417  $   10   $ 6,245   $4,191,626   $    9,644      $  329,121   $4,536,646

Stock Issued for 401(k)                       180,000               180       62,820                                    63,000

Comprehensive Income:
Net Income                                                                                                  2,784   $    2,784
Change in Gain(Loss) of Futures                                                                 0                            0
    Contract                                                                                                            ----------
Total Comprehensive Income                                                                                          $    2,784
                                  --------------------------------------------------------------------------------------------------
Balance February 28, 2002         10,000   6,425,417   $   10   $ 6,425   $4,254,446   $    9,644      $ 331,905    $4,602,430
                                  ==================================================================================================


                           QUEST RESOURCE CORPORATION
                          Notes to Financial Statements
                                February 28, 2002
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

During the fiscal year ended May 31, 2000, HYTK Industries, Inc., a Nevada corporation, initiated a name change to Quest Resource Corporation. Prior to the name change, HYTK Industries, Inc. ("HYTK") owned a subsidiary entity named Quest Resource Corporation, which was a Kansas corporation. On May 3, 2000 a Plan of Merger was entered into whereby Quest Resource Corporation was merged into HYTK that caused the termination of Quest Resource Corporation, the Kansas corporation. Later, on May 17, 2000 holders of a majority of the common stock of HYTK voted to change the name from HYTK Industries, Inc. to Quest Resource Corporation. The name change actually became effective on June 25, 2000 when the amendment to the Articles was filed.

The nature of the business after the merger is to service and develop oil and gas wells, and to conduct or promote gas gathering and transmission of natural gas.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2001.

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


PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

Quest Resource Corporation (QRC) was incorporated in Kansas on November 3, 1997 to facilitate the consolidation of a number of related companies. Since its incorporation, QRC has integrated the operations of three sister companies. Quest Energy Service, Inc. ("Quest"), a Kansas corporation, Quest Oil and Gas Corporation ("QOG"), and Ponderosa Gas Pipeline Company, Inc., ("PGPC"). QRC is the holder of 100% of the outstanding stock of Quest, QOG, and PGPC. Quest provides all of the service activities required for the operation and development of the Company's oil and gas properties and the gas pipelines. Quest derives approximately 90% of its revenue from servicing QRC assets. PGPC's primary assets are one hundred and forty miles of gas gathering pipelines throughout southeast Kansas.

                           QUEST RESOURCE CORPORATION
                          Notes to Financial Statements
                                February 28, 2002
                                   (Unaudited)


PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES (con't)

The QOG subsidiary entity was acquired as Mogg Energy Services, Inc. on March 31, 2000 in exchange for HYTK common stock and the name was subsequently changed to Quest Oil & Gas Corporation. Assets gained in this acquisition included a majority of the gas wells that were producing into the PGPC pipeline system along with undeveloped gas reserves. This acquisition caused a substantial increase in Company-owned gas production and reserves.

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

Common Stock

In December of 2001, the Company issued 180,000 shares pursuant to a 401K plan to its employees for the year. The stock was valued at $.35 per share due to the vesting schedule and other restrictions in the 401K plan.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
      The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

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

Business Of Issuer

Our primary business is the production and transportation of natural gas in a 500 square mile region of southeast Kansas which is served by our gas pipeline network. Our main focus is upon the development of Company-owned gas reserves in our pipeline region and upon the continued enhancement of the pipeline system. At the beginning of the quarter ended February 28, 2002, we had 18 wells in the process of being completed. During the quarter, we drilled 5 new gas wells, 1 of which was dry. We completed and put into operation 6 new gas wells and 1 new disposal well. At the end of the quarter, there remained 15 gas well completions in progress. We have also continued with the leasing of additional acreage for future development, which has increased our total acreage inventory to over 75,000 acres on the date of this report. In addition to the low-risk, development drilling of our proven well sites, which is an on-going activity, we have immediate plans to drill 5 exploratory wells on some of our unproven acreage. If successful, such drilling should have a substantial impact on our gas reserves and future development potential.

Results Of Operations

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2001; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine month periods ended February 28, 2002 as compared to those periods in 2001.

Total revenue for the quarter ended February 28, 2002 was $1,288,339, as compared to revenue in the year-earlier quarter of $1,184,137. Net income before income taxes from these comparable quarters was $4,490 for the recent quarter ending February 28, 2002 as compared to $393,044 for the year-earlier quarter. Therefore, our recent 3rd quarter revenue increased slightly as compared to the year-earlier period, but our net income fell to near breakeven for the recent quarter. This significant decline in net income is due to several events, which include: an extraordinary weather event, lower gas prices, and some operating costs that have increased as further explained below.

A truly extraordinary event that adversely affected income during this quarter was a rare and very severe ice storm that curtailed our gas production and construction revenue for about ten days in late January and early February. Damage to electrical facilities in the area was extensive and our office was without power for seven days.

This quarter's income was also adversely affected by lower gas prices. Our average gas price realized during the year-earlier period was an extraordinary $7.39 as compared to the average price of $2.22 for the recent quarter. To help minimize future price risk, we have established via option contracts a $3.00 floor for 250,000 mcf of gas for the period May through September, 2002.

Despite the sharply lower gas prices, we realized an increase in Oil & Gas Production Revenue because of higher gas volumes due to successful results from our gas well drilling program. In the year-earlier quarter our gas volume produced was 57,479 mcf as compared to 260,399 mcf produced in the most recent quarter for an increase of 202,920 mcf or 353%. The Gas Pipeline Transmission Revenue was down as compared to the year-earlier periods because our higher Company-owned gas volume was not a net realized increase in pipeline volume due to outside-owned gas volumes that were partially displaced by our higher Company-owned volumes. The gas volume transported in the year-earlier quarter was 182,907 mcf which increased by 151,295 mcf or 83% to 334,202 mcf in the current quarter. Therefore, the lower comparative gas price had more effect on our Gas Pipeline Transmission Revenue.

The various Cost of Revenue accounts and other expenses are higher than year-earlier periods due primarily to increased levels in operational and development activities. One extraordinary expense item was the $63,000 non-cash charge for initially funding the new 401(k) profit sharing plan with 180,000 shares of QRCP stock. Pipeline Operating Costs have also risen due to the higher rental expense of the larger compressor that has been installed in preparation for further increases in our gas volumes. This fixed rental cost will remain the same as gas volume increases and the maximum compressor capacity is approximately twice our current volume. Many of our other costs are more fixed than variable, so as gas volumes from our new gas wells reach their optimum production levels, and as additional new wells are completed and begin production, we expect to see increases in revenue without correspondent increases in expense.

Capital Resources And Liquidity

For the nine month period ended February 28, 2002 the Company has invested approximately $3,000,000 primarily into gas properties and pipeline facilities. These capital asset investments were funded in part by the following financing activities: the sale of debentures for $305,000, bank financing of $1,123,569, and by internal cash flow from operating activities for the remaining investments.

Net cash provided from operating activities increased substantially from $323,905 for the nine month period ended February 28, 2001 to $1,655,096 for the comparable period a year later, which reflects the continued improvement in the amount of cash being generated by the Company's pipelines, gas wells and development activities. This net cash flow was primarily reinvested back into income producing assets.

The Company has a line of credit with a local bank for the development of new gas wells and for pipeline improvements. The Yates Center Branch Bank has increased this line of credit several times, which is now up to their maximum allowable limit. We have been supplementing this bank line of credit with other capital raised privately in order to fund more gas well drilling beyond that financed by the bank. We desire to use bank debt financing primarily to drill and develop our low-risk, proven well sites. However, our desired rate of new well development is beyond the ability of our local bank to finance. Therefore, we are beginning the process of refinancing with a larger bank in order to develop additional new gas wells at the higher rate of at least six per month. We do not anticipate such refinancing to be difficult or an obstacle to on-going development. Our initial inquiries with larger banks have received favorable responses. Our local bank relationships remain positive and have been crucial to our recent growth. We appreciate very much the support of the Yates Center Branch Bank and the Girard National Bank, and we look forward to maintaining an on-going relationship with our local banks.

We expect to adequately fund on-going drilling of new gas wells from a combination of bank financing from a larger bank, privately raised capital, and internally generated cash flow. Although we still expect internally generated cash flow to become the primary source of development capital in the future, we plan to rely more on additional bank financing in the near term for a higher rate of development. This is because we have a significant unrealized resource in our low-risk, proven undeveloped gas reserves that should be developed more aggressively for the benefit of our shareholders.

                           PART II - OTHER INFORMATION


Item 4.     Submission of Matters To A Vote Of Security Holders

Report on Annual Shareholders Meeting

About 40 people were in attendance at the annual stockholder's meeting held in Chanute, Kansas on March 1, 2002. The existing directors, Douglas L. Lamb, Richard M. Cornell, and John C. Garrison were re-elected and independent auditor Clyde Bailey, P.C. was selected again to audit the financial statements of the Company for the fiscal year ending May 31, 2002. The Company's financial statements were reviewed and an operational update was provided. This included a review of the leased acreage position and areas of planned future development.

The voting results from the Annual Shareholder's Meeting are posted below.

PROPOSAL NO. 1:   Election of the Board of Directors until the next Annual
Shareholders Meeting. The number of votes cast for each nominee was sufficient for all to be elected.

                                                                  BROKER
                          FOR             AGAINST     WITHHELD    NON-VOTES

Douglas L. Lamb         4,536,618           188         34
John C. Garrison        4,536,621           185         34
Richard M. Cornell      4,536,623           184         33


PROPOSAL NO. 2:   Ratification of the employment of Clyde Bailey, P.C. as the
Company's independent auditor for the fiscal year ending May 31, 2002. The number of votes required for this proposal to pass was 2,131,806 and the total number of votes cast for this proposal was 4,534,105, therefore, the proposal passed.

                                                                  BROKER
                          FOR             AGAINST     WITHHELD    NON-VOTES

                        4,534,105           17          2,718

PROPOSAL NO. 3:   Any other business as may properly come before the meeting or any adjournment thereof. The number of votes required for this proposal to pass was 2,131,806 and the total number of votes cast for this proposal was 4,498,065, therefore, the proposal passed.

                                                                  BROKER
                          FOR             AGAINST     WITHHELD    NON-VOTES

                        4,498,065           16         38,759

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April, 2002.

                           Quest Resource Corporation

                           /s/ Douglas L. Lamb
                           -------------------------------
                           Douglas L. Lamb, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date


/s/ Douglas L. Lamb           President and Director        April 15, 2002
----------------------------
Douglas L. Lamb


/s/ Richard M. Cornell        Secretary and Director        April 15, 2002
----------------------------
Richard M. Cornell


/s/ John C. Garrison          Treasurer and Director        April 15, 2002
----------------------------
John C. Garrison