Form 10KSB
period 2002-05-31
QUEST RESOURCE CORP
filed 2002-08-28
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

          [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002.

          [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from ______________ to ______________.

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

                           Yes X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for the year ended May 31, 2002 were $4,958,577. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the Company's Common Stock on August 26, 2002 at $1.65 per share was $7,268,118. There were approximately 6,727,168 shares outstanding of the issuer's common stock as of August 26, 2002 that were held by 2,143 shareholders.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS................................3

ITEM 2.    DESCRIPTION OF PROPERTY................................7

ITEM 3.    LEGAL PROCEEDINGS.....................................11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...11

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS...............................................11

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION.............................................14

ITEM 7.    FINANCIAL STATEMENTS..................................17

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE................18

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
           THE EXCHANGE ACT......................................18

ITEM 10.   EXECUTIVE COMPENSATION................................19

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT........................................20

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........23

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K......................24

           SIGNATURES............................................24

           INDEX TO EXHIBITS.....................................25

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

Quest Resource Corporation ("Quest" or the "Company") is an independent energy company with an emphasis on the acquisition, production, transportation, exploration, and development of natural gas in southeast Kansas. Quest is a developer of coal bed methane gas in southeast Kansas. Quest operations are currently focused on developing methane gas production in a five county region that is served by a Company-owned pipeline network.

This report on Form 10-KSB contains forward-looking statements regarding, among other topics, the Company's growth strategies, anticipated trends in the Company's business and its future results of operations, estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures, increases in oil and gas production and development activities, and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. See Item
6.  "Management's  Discussion  and  Analysis  or  Plan  of  Operation-Cautionary
Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" for a more detailed listing of the factors that may affect these forward looking statements.


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

QUEST OIL & GAS CORPORATION ("QOG"). The oil and gas properties are owned by this Quest subsidiary. Natural gas properties with proven natural gas reserves constitute the primary asset within QOG. Other significant assets, which actually contain the most growth potential for Quest, are the unproven blocks of acreage held by QOG. Management believes that significant additional value will be created for the Company if the drilling program is successful in creating new natural gas wells that convert raw acreage into proven natural gas reserves. The QOG drilling program has yielded positive results for the 2002 fiscal year as further explained in Item 2 Description Of Properties.

PONDEROSA GAS PIPELINE CO, INC. ("PGPC"). PGPC's principal activity is the gathering of natural gas through its pipeline network of approximately 160 miles in length that serves a region of about 500 square miles that is primarily in Wilson and Neosho counties of southeast Kansas. PGPC gathers all of the QOG-produced natural gas in addition to some natural gas produced by other companies. The PGPC pipeline network is a critical asset for future growth by Quest because gas gathering pipelines are a costly component of the infrastructure required for natural gas production and such pipelines are not easily constructed. Much of the undeveloped acreage targeted by QOG for future development is readily accessible to the PGPC pipeline network, which management believes is a significant advantage for the QOG acreage.

QUEST ENERGY SERVICE, INC. ("QES"). This subsidiary is the service company that provides operational support for the primary Quest assets (producing wells and the pipeline network) owned by its two sister companies. By retaining operational control of these crucial income producing assets, management believes that the Company is better able to control costs and minimize downtime of these critical assets. In addition to the conduct of daily pipeline and producing well operations, QES also performs construction activities, including the building of new pipelines and compressor stations, the completion of new natural gas wells, and the construction of supporting infrastructure for new wells (such as electric service, salt water disposal facilities, and gas feeder lines). The primary equipment categories within QES are: trucks, well service rigs and construction equipment. QES also owns a repair and fabrication shop that is located in Benedict, Kansas.

As a service entity, QES's most valuable asset is its work force, which presently consists of 30 employees. QES management and key personnel have been involved in oil and gas production activities in southeast Kansas for more than twenty years. Five administrative personnel work out of the office facility on the east edge of Benedict, Kansas at 701 East Main Street. Field operations include six "pumpers" or employees whose primary duties are to operate the wells and the pipelines. Other QES personnel are experienced and involved in the following activities: well servicing, pipeline maintenance, the development of new wells and associated infrastructure, and new pipeline construction.

BUSINESS STRATEGY

The Company's objective is to achieve a substantial enhancement of shareholder value by increasing cash flow, profitability and net asset value. To accomplish this objective, the Company intends to continue increasing its production and reserves of natural gas through the development of its existing properties, and through the acquisition of additional properties. Management believes that this strategy is enhanced by the Company's competitive strengths, which include: C low overhead costs, C cost efficient operations, C an inventory of good drilling locations, C management and key operations personnel that are experienced and dedicated, and C a proven track record as an effective, low cost developer and producer of natural gas.

SIGNIFICANT DEVELOPMENTS DURING THE FISCAL YEAR ENDED MAY 31, 2002

SUCCESSFUL DRILLING PROGRAM. During the 2002 fiscal year, Quest drilled or developed 42 new wells on its properties. New wells drilled total 33 of which 32 were gas wells and 1 was a disposal well. Also, there were 4 new wells not yet completed from the previous year and 5 oil wells that were converted to natural gas wells. The status of these 42 wells is reported in Item 2 in the Producing Wells and Acreage section. These new wells have created significant new natural gas reserves and production for the Company as is also reported in Item 2.

ENLARGED INVENTORY OF UNDEVELOPED ACREAGE. Quest has continued to expand its inventory of undeveloped acreage through an on-going lease acquisition program. Most of these leases are on land with natural gas development potential in the vicinity of the PGPC gas gathering pipeline system. However, a more aggressive leasing program during the 2002 fiscal year involved the leasing of 22,000 acres in Anderson County, Kansas, which is away from the PGPC pipeline network. Two wells have been drilled on this new acreage that are being evaluated further. The Company is currently negotiating with a third party for the sale of the Anderson County acreage which would allow the Company to invest sale proceeds into more proven acreage near its existing pipeline network. The net leased acreage as of May 31, 2002 had increased to a total of 77,246 acres which represents 204% of the acreage inventory at the start of the 2002 fiscal year. This acreage inventory is crucial to the Company's future growth potential and management believes that it should have a significant positive impact on our natural gas reserves as this acreage is drilled and developed.

PIPELINE CONSTRUCTION. Most of the capital expenditures in the pipeline category during the 2002 fiscal year continued to be related to the PGPC pipeline that serves the Thayer gas field. The significant improvements that were made to this pipeline system include: the construction of a new 12" trunk pipeline from PGPC's new compressor station on the Williams interstate pipeline to the Thayer natural gas field; and the installation of several miles of new 6" pipeline to help accommodate the higher natural gas volumes from new wells.

A larger compressor was installed at the PGPC compressor station on the Williams interstate pipeline in October, 2001, which raised the gas compression capability on PGPC's entire pipeline network to approximately 12,000 Mcf of natural gas per day.


DEVELOPMENT PLANS

Quest believes, from its knowledge and geological study of the pipeline region, that significant additional natural gas reserves can be realized from the identified gas development opportunities in the PGPC pipeline region. Quest has identified numerous gas development opportunities in its pipeline operating region that it believes are low risk which could add significant cash flow and gas reserves to the Company. In pursuit of these opportunities, Quest expects to drill approximately 60 new gas wells per year for the next several years on its undeveloped acreage. See Item 6. "Management's Discussion and Analysis or Plan of Operation- Capital Resources and Liquidity" for discussion on capital availability for this intended drilling program.

The significance of this growth opportunity available to Quest is that of its simplicity and its availability. Quest is attempting to improve its profitability by increasing its development of natural gas reserves that are readily available within the area of its gas gathering pipeline network. Quest has known, undeveloped gas reserves that simply need to be developed. This is much lower in risk than doing exploratory drilling in search of new gas reserves. Management believes that even moderate success in such development should have a significant impact on the Company. This development is being conducted by QES personnel, who have gained much expertise in doing this same type of work over many years in this region.

Fiscal year 2002 was the first full year for concentrated development of un-drilled acreage, but only sixteen new wells were actually put into production. This modest increase in new producing wells resulted in a significant increase in gas reserves and daily production as explained in Item
2. Quest anticipates greater growth rates in the 2003 fiscal year from the more aggressive development plans in place for this period. Quest remains optimistic about this campaign for the development of new gas reserves on its undeveloped acreage. However, no assurance can be given that the Company will be successful in identifying new gas reserves that can be economically developed.

NEED FOR THE REPLACEMENT OF RESERVES

The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. To increase reserves and production, the Company intends to continue its development drilling and re-completion programs, to identify and produce previously overlooked or bypassed zones in shut-in wells, and to acquire additional properties or undertake other replacement activities. The Company's current strategy is to increase its reserve base, production and cash flow through the development of its existing gas fields and through the selective acquisition of other promising properties where the Company can utilize its existing technology and infrastructure. The Company can give no assurance that its planned development activities will result in significant additional reserves or that the Company will have success in discovering and producing reserves at economical exploration and development costs. The drilling of new wells and conversion of existing oil wells for natural gas production is a speculative activity and the possibility always exists that newly drilled or converted gas wells will be non-productive or fail to produce enough revenue to be commercially worthwhile.


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


OPERATING RISKS

The Company's operations are subject to hazards and risks inherent in producing and transporting oil and natural gas, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's business, financial condition and results of operation.

HIGH  DEGREE OF  BUSINESS  AND  FINANCIAL  RISK IS  INHERENT  IN THE OIL AND GAS
BUSINESS

The business of exploring for and, to a lesser extent, developing and operating oil and gas properties involves a high degree of business and financial risk. Acquisition and completion decisions generally are based upon subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well.
Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors can prevent a well from ever becoming profitable.


SUBSEQUENT EVENTS

The Company and STP, Inc. have entered into a non-binding letter of intent pursuant to which they have agreed to enter into negotiations with respect to the potential acquisition by the Company of STP's Cherokee Basin properties. The transaction is subject to the negotiation of a definitive agreement, the completion of due diligence by both parties and the satisfaction of any closing conditions contained in the definitive agreement. There can be no assurance that the Company will be able to successfully negotiate a definitive transaction with STP, Inc. or, if such an agreement is signed, that it will be able to complete the transaction.


ITEM 2.    DESCRIPTION OF PROPERTIES

PONDEROSA GAS PIPELINE COMPANY, INC. ("PGPC")

Pipelines. PGPC owns approximately 160 miles of gas gathering pipelines in southeast Kansas. The pipeline system is primarily located in Wilson and Neosho counties, with portions of the pipeline system also located in Woodson, Greenwood and Chautauqua counties. This pipeline network provides a market outlet for natural gas in a region of approximately 500 square miles in size. Included in this pipeline network are several gas compressors which are owned by PGPC and three larger compressors that are rented. The market outlets available to this gas gathering pipeline network include connections to both intrastate and interstate delivery pipelines.

               Gas Volumes (Mcf) -- PGPC Pipeline Network
                        For Fiscal Year Ended
               ------------------------------------------
                    5/31/02     5/31/01    5/30/00
                    -------     -------    -------
                   1,415,312    664,442    487,895

QUEST OIL & GAS CORPORATION ("QOG")

PRODUCING WELLS AND ACREAGE. The following table sets forth certain information regarding QOG's ownership of productive wells and acreage, as of May 31, 2002. For purposes of this table, productive wells are producing wells, wells capable of production, and new wells in the process of completion.

-------------------------------------------------------------------------------------------------------------------------
                                              PRODUCTIVE WELL AND ACREAGE SUMMARY
-------------------------------------------------------------------------------------------------------------------------
              PRODUCTIVE WELLS                                                LEASEHOLD ACREAGE
-------------------------------------------- ----------------------------------------------------------------------------
------------------------- ------------------ ------------------ ---------------- ------------------- --------------------
    Fiscal Year Ended                                                                                         Total
---------- -------------- ------------------ ------------------ ---------------- ------------------- --------------------
May 31          Oil         Natural Gas            Total           Developed        Undeveloped            Leased
------          ---         ------------           -----           ---------        -----------            ------
---------- ------- ------ --------- -------- ---------- ------- --------- ------ ---------- -------- ---------- ---------
           Gross   Net    Gross     Net        Gross     Net     Gross     Net     Gross      Net      Gross      Net
---------- ------- ------ --------- -------- ---------- ------- --------- ------ ---------- -------- ---------- ---------
 2000       44      42.55   34       31.87      78        74.42  1,990    1,890   9,343       8,876  11,333      10,766
---------- ------- ------ --------- -------- ---------- ------- --------- ------ ---------- -------- ---------- ---------
 2001       44      42.55   47       44.87      91        87.42  2,752    2,642   35,114     33,709   37,866     36,351
---------- ------- ------ --------- -------- ---------- ------- --------- ------ ---------- -------- ---------- ---------
 2002       43      41.55   84       73.64     127       115.19  4,847    4,362   72,399     65,159   77,246     69,521
---------- ------- ------ --------- -------- ---------- ------- --------- ------ ---------- -------- ---------- ---------


QOG has continued an active land leasing program during the 2002 fiscal year as demonstrated by the significant increase in Total Leased Acreage in the above table.

During the 2002 fiscal year, Quest drilled or developed 47 gross (39 net) new wells on its properties. New wells drilled total 40 gross (32 net) of which 39 gross (31 net) were gas wells and 1 gross (1 net) was a disposal well. Also, there were 3 gross (3 net) new wells that are drilled but not completed in the previous year and 4 gross (4 net) non-productive oil wells were converted to gas wells. The status of these 47 gross (39 net) wells is as follows: 23 gross (16.5 net) wells have been completed and are producing, 1 gross (1 net) salt water disposal well went into service, 6 gross (6 net) wells were dry and not completed, and 17 gross (15.5 net) wells are in the process of being completed. The six dry wells were all in the exploratory category which is higher risk, yet having the extra potential for new gas discoveries.

OIL AND NATURAL GAS RESERVES. The following table summarizes the reserve estimate and analysis of net proved reserves of oil and natural gas as of May 31, 2002 as prepared by McCune Engineering, a registered petroleum engineering firm in Kansas (KS#7034), Colorado and Wyoming. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10 percent per year. There has been no major event, either favorable or adverse, that is believed to have caused a significant change in the estimated proved reserves subsequent to May 31, 2002. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency, except the Securities and Exchange Commission, during the fiscal year ended May 31, 2002.

                                                                     May 31st
                                                   ----------------------------------------------
                                                   ------------- ----------------- --------------
                                                       2002               2001           2000
                                                       ----               ----           ----
Proved Developed Gas Reserves (Mcf)                   6,356,220         3,569,960      1,138,816
Proved Undeveloped Gas Reserves (Mcf)                 8,513,750         2,030,004        507,501
Total proved Gas Reserves (Mcf)                      14,869,970         5,599,964      1,646,317
Proved Developed Oil Reserves (bbl)                      45,944            82,247        137,200
Proved Undeveloped Oil Reserves (bbl)                   177,262           177,264        177,264
Total Proved Oil Reserves (bbl)                         223,206           259,511        314,464
Future Net Cash Flow (after operating expenses)     $25,854,629       $22,404,959     $5,951,290
Present Value of Future Net Cash Flow               $17,367,534       $15,167,231     $3,384,955

The above estimate of the Company's proved reserves and future net revenues has been made using sales prices in effect on the ending date, May 31, of the respective fiscal year and the estimate presumes this sales price will remain constant throughout the life of the properties. The gas price used in the 2001 reserve estimate was $4.00 while a much lower price of $2.78 was used in 2002. This price difference accounts for the disparity between the increased gas reserves and the future net cash flow from such reserves.

There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values. The reserve data set forth in this report are only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Furthermore, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, and such revisions can be substantial. Accordingly, reserve estimates often differ from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

Production volumes, sales prices, and production costs. The following tables set forth certain information regarding the oil and natural gas properties owned by QOG. The natural gas and oil production figures reflect the net production attributable to the QOG revenue interest and are not indicative of the total volumes produced by the wells.

The significant increase in net gas production shown in the table below demonstrates the success of our gas development program, and this is without the full scale development that is expected to be achieved in the 2003 fiscal year. The decline in oil production reflects the Company's focus on developing its gas reserves.


                                               Gas Production Statistics
                                                 For Fiscal Year Ended
                                       -----------------------------------------
                                       ---------- ---------- ---------- --------
                                         5/02       5/01       5/00       5/99
                                         ----       ----       ----       ----
Net gas production (Mcf)                 508,077    197,606    154,004    54,386
Average wellhead gas price (per Mcf)       $1.82      $3.73      $1.57     $1.32
Average production cost (per (Mcf)         $0.67      $0.99      $1.04     $0.94
Net revenue (per Mcf)                      $1.15      $2.74      $0.53     $0.38


                                                Oil Production Statistics
                                                  For Fiscal Year Ended
                                      ---------- ---------- ---------- -------
                                         5/02       5/01       5/00      5/99
                                         ----       ----       ----      ----
Net oil production (barrels)             11,954     17,093     19,703    18,850
Average wellhead oil price (per bbl)     $19.12     $27.13     $22.97    $11.04
Average production cost (per bbl)        $20.02     $18.78     $14.03    $11.41
Net revenue (per bbl)                    ($0.90)    $ 8.35     $ 8.94    ($0.37)

SUMMARY OF NEW AND ABANDONED WELL ACTIVITY

Most of the wells expected to be drilled will be of the development category and in the immediate vicinity of the PGPC pipeline network. However, Quest will continue to devote a small part of its drilling effort into exploratory wells in an attempt to discover new natural gas reserves, which is a high risk endeavor. The Company's drilling, re-completion, abandonment, and acquisition activities for the periods indicated are shown below:

------------------------------------ -------------------------------------------
                                                      Year Ended May 31
------------------------------------ -------------- ------------- --------------
                                           2002          2001          2000
------------------------------------ ------- ------ ------- ----- ------- ------
Exploratory Wells Drilled             Gross    Net   Gross   Net   Gross    Net
----- ------------------------------ ------- ------ ------- ----- ------- ------
      Capable of Production             0       0      0      0      0      0
----- ------------------------------ ------- ------ ------- ----- ------- ------
      Dry                               4       4      2      2      0      0
------------------------------------ ------- ------ ------- ----- ------- ------
Development Wells Drilled
----- ------------------------------ ------- ------ ------- ----- ------- ------
      Capable of Production            33      25     13     13      0      0
----- ------------------------------ ------- ------ ------- ----- ------- ------
      Dry                               2       2      0      0      0      0
------------------------------------ ------- ------ ------- ----- ------- ------
Re-completion of Old Wells
------------------------------------ ------- ------ ------- ----- ------- ------
      Capable of Production             4       1      2      2      4      4
----- ------------------------------ ------- ------ ------- ----- ------- ------
      Dry                               0       0      2      2      1      1
------------------------------------ ------- ------ ------- ----- ------- ------
Wells Abandoned                        -1      -1     -2     -2     -1     -1
------------------------------------ ------- ------ ------- ----- ------- ------
Wells Acquired                          0       0      0      0     20     20
                                        -       -      -      -     --     --
------------------------------------ ------- ------ ------- ----- ------- ------
Net Increase In Productive Wells       36      28     13     13     23     23
                                       ==      ==     ==     ==     ==     ==
------------------------------------ ------- ------ ------- ----- ------- ------




DELIVERY COMMITMENTS

GAS. While the Company does not have formal delivery commitments, its gas is marketed exclusively by Bonanza Energy Corporation of Kansas, which is wholly-owned by Douglas L. Lamb, a director and the president of the Company, and his wife. Bonanza has enjoyed long-term business relationships with end users and other purchasers of the Company's gas. Bonanza is currently marketing more than 75% of the Company's natural gas to ONEOK Energy Marketing and Trading Company

OIL. The Company's oil has been sold to Plains Marketing, L.P. ("Plains") for the past several years. QES purchases the oil at the various tank batteries on the producing properties and delivers the oil to the Plains terminal for a transportation fee.

HEDGING ACTIVITIES. Hedging has been conducted during the 2002 fiscal year in an effort to hedge at least one-half of the oil and gas production during the next six month production period. The hedging mechanism used primarily are put contracts that establish floor or minimum sales prices of the oil and gas. During the 2002 fiscal year, hedging activities created a net profit of $144,230.

CORPORATE HEADQUARTERS. The office facility for the Company and its subsidiaries is located at 701 East Main Street, Benedict, Kansas. It is leased from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha K. Lamb who is also an officer of QES, PGPC, and QOG.

ITEM 3.    LEGAL PROCEEDINGS

Management is not aware of any pending or threatened legal proceedings involving the Company or any of its subsidiaries that are expected to have a material impact on the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders was conducted on March 1, 2002 at which two matters were submitted to a vote of the shareholders. Directors Douglas L. Lamb, John C. Garrison and Richard M. Cornell were re-elected to the Board of Directors. The other matter submitted to a vote was the ratification of Clyde Bailey, P.C. as the Company's independent auditor for the fiscal year ending May 31, 2002.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock was approved for trading on the OTC Bulletin Board on June 8, 1999, under the symbol "QRCP." The table set forth below lists the range of high and low bids of the Company's Common Stock for each quarter of the Company's last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

       -----------------------------------------------------------
          Fiscal Quarter Ended       High Price      Low Price
       -----------------------------------------------------------
             August 31, 2000           $2.50          $0.625
       -----------------------------------------------------------
            November 30, 2000          $2.00          $0.5312
       -----------------------------------------------------------
            February 28, 2001          $1.50           $0.69
       -----------------------------------------------------------
              May 31, 2001             $1.80           $0.55
       -----------------------------------------------------------
             August 31, 2001           $1.80           $1.05
       -----------------------------------------------------------
            November 30, 2001          $1.20           $0.61
       -----------------------------------------------------------
            February 28, 2002          $1.35           $0.75
       -----------------------------------------------------------
              May 31, 2002             $1.56           $0.83
       -----------------------------------------------------------

The closing price for QRCP stock on August 26, 2002 was $1.65.


RECORD HOLDERS

Common Stock. There are 950,000,000 shares of Common Stock authorized for issuance. As of August 26, 2002, there were 6,727,168 shares of Common Stock issued and outstanding, held of record by approximately 2,143 shareholders.

Preferred Stock. There are 50,000,000 shares of Preferred Stock authorized for issuance. 500,000 shares of the authorized Preferred Stock have been classed as Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to cumulative quarterly dividends at the annual rate of 10% on the purchase price of $10.00 per share and to convert each share into four shares of Common Stock. As of August 26, 2002, 10,000 shares of Series A Convertible Preferred Stock were issued and outstanding and held by two shareholders.


DIVIDENDS

The Company has not declared any cash dividends on its Common Stock for the last four fiscal years and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

Dividends are being paid at the rate of 10% on the Series A Convertible Preferred Stock in accordance with the Series A Convertible Preferred Stock terms and conditions. The Board of Director intends to continue paying dividends on the Preferred Stock for the foreseeable future.

The payment of dividends on the Company's stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. There are currently no restrictions on the paying of dividends in any credit agreement between the Company and its creditors.


RECENT SALES OF REGISTERED SECURITIES

In August of 2001, the Company issued 37,575 shares of Common Stock in satisfaction of legal fees in the amount of $25,081.66. These shares were issued pursuant to the 1999 Stock Option Plan of HYTK Industries, Inc. The issuance of the shares was registered on Form S-8 as filed with the Securities and Exchange Commission on January 11, 1999 (SEC file #333-70431).

In December of 2001, the Company issued 180,000 shares of Common Stock to the Company's 401(k) Profit Sharing Plan pursuant to the Quest Resource Corporation 401(k) Profit Sharing Plan. The issuance of the shares was registered on Form S-8 as filed with the Securities and Exchange Commission on December 5, 2001 (SEC file #333-74560).


RECENT SALES OF UNREGISTERED SECURITIES

During the 2002 fiscal year, the Company issued Common Stock in two unrelated transactions in exchange for contractual services received. On June 25, 2001, 5,000 shares of Common Stock were issued in exchange for consulting services valued at $25,000 related to the implementation and on-going servicing of the 401(k) Profit Sharing Plan and other employee benefit programs. On May 9, 2002, the Company issued 26,000 shares of Common Stock for the rental of pipeline construction equipment and for the services of contracted construction labor which were provided during the summer of 2001 and valued at $20,000. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to existing shareholders of the Company with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

During the 2002 fiscal year, the Company engaged in two unrelated transactions by which it issued stock for cash that was used as working capital. On August 18, 2001, 8,000 shares of Common Stock were issued for $8,000. On April 1, 2002, a total of 44,000 shares of Common Stock were issued for cash consideration of $49,500. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to existing shareholders of the Company with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

On April 1, 2002, the Company authorized the issuance of 6,000 shares of Common Stock as payment in full of $6,000 of debt owed by two subsidiaries. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to an existing shareholder of the Company with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

On March 1, 2002, the Company issued 31,250 shares of Common Stock in exchange for the conversion of a $25,000 convertible debenture, in accordance with the terms and conditions of said debenture. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation, to an existing shareholder of the Company with accredited status, and pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

During the 2002 fiscal year, the Company engaged in ten transactions by which it received from seven investor entities a total of $367,000 in exchange for convertible debentures with a maturity date of three years from the date of issuance. The debentures are convertible into shares of Common Stock one year after issuance at a price equal to 75% of the average trading price for the thirty days prior to conversion with the conversion price limited to a maximum of $3.00 per share. The debentures issued on or after April 25, 2002 also have a minimum conversion price of $1.25 per share. $402,000 of the debentures outstanding have an interest rate of 10% per annum and $60,000 of the outstanding debentures have an interest rate of 8% per annum. These securities were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These securities were sold without a general solicitation, to existing acquaintances of the Company's management with accredited status, and pursuant to Blue Sky limited offering exemptions. Eight of these debenture transactions were with existing shareholders of the Company. The securities bear a restrictive resale legend.

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

Among the factors that could cause actual results to differ materially from the Company's expectations are:

o    the ability of the Company to implement its business strategy;
o the extent of the Company's success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

o    fluctuations in the commodity prices for natural gas and crude oil;

o engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;
o    land issues;
o    federal and state regulatory developments;
o    labor problems;
o    environmental related problems;
o the uncertainty inherent in estimating future oil and gas production or reserves,
o    production variances from expectations,
o the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets,
o    the need to develop and replace reserves;
o    competition;
o    dependence upon key personnel; and
o    other factors noted elsewhere in this report.

All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

OVERVIEW OF COMPANY STATUS

The past two years have been validation years for Quest. Our strategic positioning in the southeast Kansas gas industry has yielded significant increases in total revenue and has resulted in a solid foundation for future growth and profitability. In addition, the Company was able to remain profitable in fiscal year 2002 in spite of a significant drop in natural gas and oil prices from fiscal year 2001 levels. Quest added 29 natural gas wells and over 39,000 gross leased acres in fiscal year 2002 in addition to the 13 natural gas wells and over 26,000 gross leased acres added in fiscal year 2001. The Company plans to expand development of its natural gas properties at a faster pace during fiscal year 2003. Management believes that the proximity of the Company-owned pipeline network will greatly enhance the Company's ability to quickly develop new producing wells on its undrilled properties.

Although management anticipates that prices for natural gas in the foreseeable future will not be as high as they were in 2001, management believes that Quest can still prosper with natural gas wellhead prices in the $2.00/Mcf region. Management anticipates that the typical new natural gas well will achieve payout in about 1-1/2 years with a wellhead price of $2.50. The current inventory of undeveloped acreage is expected to yield more than 200 additional natural gas well drill sites. With approximately 60 new wells planned for each of the next several years, Quest is positioned for significant growth in natural gas production, revenues, and profitability.


RESULTS OF OPERATIONS

The following information presents the operations of the Company and its three subsidiaries on a consolidated basis and should be read in conjunction with the actual financial statements and accompanying notes found herein.

Revenue from operations for the year ended May 31, 2002 of $4,958,577 represents an increase of 21% when compared to revenue of $4,077,041 for the fiscal year ended May 31, 2001. This increase was achieved in spite of a drop of approximately 50% in average natural gas prices and a drop of approximately 30% in average oil prices. The new 12 inch pipeline constructed during fiscal year 2002 and the two new gas compressor stations that were constructed in fiscal year 2001 made it possible to transport the higher gas volumes that allowed the Company to realize this higher level of revenues. Higher levels of pipeline construction activity caused Pipeline Development Revenue to increase from $326,272 for the 2001 fiscal year to $557,393 for the 2002 fiscal year. The significant increase in the development of new natural gas wells is also reflected by the increased Property Development Revenue to $708,858 in fiscal year 2002 from $445,928 in the prior fiscal year. The $252,512 increase in Oil and Gas Production Revenue and the $419,888 increase in the revenues for operations of natural gas wells and pipelines resulted from the additional wells and pipeline completed and placed in service during the past two fiscal years. Since the new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

The costs and expenses for the fiscal year ended May 31, 2002 totaled $3,753,998 which is a 42% increase when compared to the total costs and expenses incurred for the fiscal year ended May 31, 2001. The largest single cost increase of $399,860 occurred in the Purchases and Outside Services category due to the increased amount of pipeline construction and well completion activities during the year. Lease Operating Costs went up only $36,901 from the prior fiscal year due to the increased number of natural gas wells in operation while revenue from these leases increased $252,512 from the prior fiscal year. Pipeline operating costs increased $160,596 while pipeline operating revenue decreased by $116,956 from the prior fiscal year. Overall cost increases were due to the added development of wells and pipelines, and the related increase in production costs from the increased number of producing wells, but revenue growth was restricted by the drop in average selling prices for natural gas of over 50% from the high levels of the prior year.

The Company reported a fiscal year profit before income taxes of $195,825 for fiscal year 2002, compared to a profit in the previous fiscal year of $747,139. This $195,825 profit figure reflects all general and administration expenses including $564,494 in non-cash deductions from depreciation, depletion and amortization expenses. This decrease in net income is due primarily to the drop in average selling prices for natural gas and oil, that was partially offset by increased utilization of the gas pipeline network and the growing number of producing natural gas wells.


CAPITAL RESOURCES AND LIQUIDITY

During the fiscal year ended May 31, 2002 a total of $3,658,008 was invested in new oil and gas wells and properties, new pipeline facilities, and other additional equipment items. This amount compares with $1,703,892 that was invested in these items during the previous fiscal year. Local bank financing supported the aforementioned investments with an additional $2,462,304 borrowed long-term while $836,262 was repaid out of cash flow. Equity funding of $83,794 was received from stock sales and $367,000 was received from sales of convertible debentures in the fiscal year 2002, which are discussed in more detail below under "--Certain Capital Transactions." Net cash provided from operating activities increased substantially from the $535,789 during fiscal year 2001 to $1,346,204 for the 2002 fiscal year.

The Company's working capital (current assets minus current liabilities) remains a deficit at ($2,076,265). The largest current liability is the current portion of notes payable at $1,847,449, which is being amortized with monthly payments from revenue generated by the properties and pipelines. Deferred Income Tax Payable of $340,499 is included in the current liabilities but is not expected to become payable in the near future.

The Company intends to continue developing additional wells using the resources generated by its operations and its bank financing while seeking additional sources of funding to allow acceleration of the development activity to the desired 60 wells per year rate. The pipelines completed in the past year do provide significant revenue expansion opportunity with greater accessibility to new wells, without significant additional capital requirements for the pipeline network. Management anticipates funding a significant portion of the higher rate of new well development with additional bank financing. Although management believes that such bank financing is available for Quest, no assurances are given that Quest will be successful in acquiring the financing necessary to achieve the desired level of development or that such financing will be on terms acceptable to the Quest.

In addition, the Company could seek to raise additional capital through the sale of additional shares of common stock and/or preferred stock.


CERTAIN CAPITAL TRANSACTIONS

During the fiscal year 2002, Quest collectively sold 80,000 restricted shares of its common stock, in exchange for $83,797, which was used as working capital. $367,000 of additional working capital was raised from the issue of ten convertible debentures. Two debentures were converted into 58,723 shares of common stock, which eliminated $50,000.00 of debt. Quest also eliminated another $6,000 in debt via the issuance of 6,000 restricted shares of common stock. For the issuance of 88,575 shares of restricted common stock, consulting and contract labor services were purchased and construction equipment was rented, all with a cumulative value of $70,081.66.


ITEM 7.    FINANCIAL STATEMENTS

Please see the accompanying financial statements attached hereto beginning on page F-1.

                           Quest Resource Corporation

                          Audited Financial Statements

                              May 31, 2002 and 2001















                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

CLYDE BAILEY P.C.
--------------------------------------------------------------------------------
                                                    Certified Public Accountants

                                                        10924 Vance Jackson #404
                                                        San Antonio, Texas 78230
                                                            (210) 699-1287(ofc.)
                                            (888) 699-1287  (210) 691-2911 (fax)

                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors and Shareholders
Quest Resource Corporation


We have audited the accompanying consolidated balance sheet of Quest Resource Corporation and subsidiaries ("Company") as of May 31,2002 and the related consolidated statement of operations, changes in stockholders' equity, and statement of cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of May 31, 2002, and the consolidated results of their operations and their cash flows for the years ended May 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.


                            /s/ Clyde Bailey
                                  Clyde Bailey
                           Certified Public Accountant


July 18, 2002
San Antonio, TX

                           Quest Resource Corporation
                           Consolidated Balance Sheet
                               As of May 31, 2002

                                   A S S E T S

Current Assets
--------------
     Cash                                    $   76,545
     Accounts Receivable                        602,378
     Futures Contract                            45,716
     Inventory                                   91,168
                                            -----------

     Total Current Assets                                       $  815,807

Property & Equipment, net of depreciation of $376,290              655,152
-----------------------------------------------------

Pipeline Assets, net of depreciation of $1,012,657               4,068,923
--------------------------------------------------

Oil & Gas Properties
--------------------
     Properties being Amortized               3,920,672
     Properties not being  Amortized            665,439
                                            ------------
                                              4,586,111
     Less: Accumulated depreciation,
           depletion, and amortization         (455,418)         4,130,693
                                            ------------

     Total Assets                                             $  9,670,575
                                                              ============

                           Quest Resource Corporation
                           Consolidated Balance Sheet
                               As of May 31, 2002

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

Current Liabilities
-------------------
Accounts Payable                                    $    166,475
Oil & Gas Payable                                        506,989
Accrued Interest                                          30,660
Notes Payable, Current Portion                         1,847,449
Deferred Income Tax Payable                              340,499
                                                   --------------

        Total Current Liabilities                                      2,892,072

Non-Current Liabilities
Convertible Debentures                                   462,000
Note Payable                                           3,429,271
Note Payable - Related Parties                            73,075
Less Portion Shown as Current                        (1,847,449)
                                                   --------------
                                                                       2,166,897
                                                                    ------------

        Total Liabilities                                              5,058,969

Commitments and contingencies                                                  0

Stockholders' Equity
Preferred stock, 50,000,000 Shares Authorized                 10
   $.001 par value, 10,000 shares issued and
   outstanding
Common Stock, 950,000,000 Shares Authorized
    $.001 par value, 6,599,917 shares issued and
    outstanding                                            6,600
Paid In Surplus                                        4,441,071
Accumulated Surplus                                      163,925
                                                   --------------
                                                                       4,611,606
                                                                    ------------

        Total Liabilities and Stockholders' Equity                  $  9,670,575
                                                                    ============

                           Quest Resource Corporation
                      Consolidated Statement of Operations

                                             For the Years Ended May 31
                                            -----------------------------
                                               2002             2001
                                            ------------     ------------
Revenue
Gas Pipeline Transmission Fees               $1,062,148       $1,179,104
Oil & Gas Production Revenue                  1,020,235          767,723
Oil & Gas Operations                            735,495          497,189
Pipeline Operations                             476,262          294,680
Pipeline Development                            557,393          326,272
Property Development                            708,858          445,928
Oil & Gas Marketing                              66,799           81,320
Futures Income                                  144,230          130,140
Other Revenue                                   187,157          354,685
                                            ------------     ------------

     Total Revenues                           4,958,577        4,077,041

Cost of Revenues
Purchases & Outside                           1,106,918          707,058
Services
Lease Operating Costs                           497,573          460,672
Pipeline Operating Costs                        663,449          502,880
Wages                                           670,712          451,616
Payroll Taxes                                    52,901           37,227
Depreciation, Depletion &                       564,494          339,030
Amortization
Tags, License, Utilities &                       85,651           58,981
Equipment Repairs
Fuel, Oil, Etc                                  112,300           76,089
                                            ------------     ------------

     Total Cost of Revenues                   3,753,998        2,633,553

     Gross Profit                            $1,204,579       $1,443,488

                           Quest Resource Corporation
                  Consolidated Statement of Operations (con't)

                                              For the Years Ended May 31
                                            -----------------------------
General and Administrative                      2002             2001
---------------------------
Expenses
                                            ------------     ------------
Interest                                     $  237,578       $  180,207
Legal                                            88,907          115,732
Consulting                                       74,925           44,449
Employee Benefit Plan                            90,000           96,075
Insurance                                       178,924          107,497
Repairs                                         148,349           63,162
Supplies                                         10,535           16,004
Property Taxes                                   32,817           42,607
Telephone                                        32,451           13,450
Other Expenses                                  117,240           30,453
                                            ------------     ------------

     Total General and
     Administrative Expenses                  1,011,726          709,636

     Income (Loss) from continuing
     operations before other income
     and expenses and income taxes              192,853          733,852


Other Income
------------
Sale of Assets                                        0              650
Interest Income                                   2,972           12,637
                                            ------------     ------------

     Total Other Income                           2,972           13,287

     Net Income (Loss) Before Income Taxes      195,825          747,139


 Income Tax Benefit (Expense)                   (72,318)        (317,783)
                                            ------------     ------------

     Net Income (Loss)                       $  123,507       $  429,356
                                            ============     ============

     Net Income (Loss) per share                 $0.019           $0.074

     Weighted Average Number of
         Shares Outstanding                   6,349,855        5,764,904

                           Quest Resource Corporation
                       Consolidated Statement of Cashflows

                                             For the Years Ended May 31
                                            ---------------------------
                                               2002            2001
                                            ------------   ------------
Cash Flows from Operating
Activities:

Net Income                                  $   123,507     $  429,356
Adjustments to Reconcile Excess Contributions
to cash provided from operations:
     Depreciation                               287,488        179,418
     Amortization                                 6,392         30,976
     Depletion                                  270,613        128,646
     Accounts                                   347,320       (47,365)
     Receivable
     Stock Issued to Employees                   90,000         96,075
     Stock Issued for Payables                   31,082              0
     Stock Issued                                53,006              0
     for Services
     Futures Contract                           145,184      (116,493)
     Inventory                                 (74,364)          5,296
     Accounts Payable                           107,793       (41,431)
     Oil & Gas                                 (37,082)        428,072
     Payable
     Oil & Gas                                   37,082      (428,072)
     Receivable
     Deferred Tax                                              124,009
     Credit                                      -
     Income Tax                                  72,318        193,774
     Payable
     Accrued Expenses                             9,372       (17,116)
                                            ------------   ------------

     Total Adjustments                        1,346,204        535,789

Net Cash provided from Operating              1,469,711        965,145
Activities

Cash flows from Investing Activities:
-------------------------------------
     Collection of Notes                              0         54,180
     Receivable
     Pipeline Assets                          (955,078)      (473,145)
     Oil & Gas Properties                   (2,358,315)      (918,284)
     Purchase of Equipment                    (344,615)      (312,463)
                                            ------------   ------------

Net Cash used in Investing Activities       (3,658,008)    (1,649,712)

Cash flows from Financing Activities
------------------------------------
     Increase in Long-Term Debt               2,462,304      1,061,831
     Extinguishment of Long-Term              (836,262)      (644,820)
     Debt
     Proceeds from Debentures                   367,000        145,000
     Stock Sales                                 83,794        200,000
                                            ------------   ------------

Net Cash provided from Financing
Activities                                    2,076,836        762,011

Net Increase (Decrease) in Cash               (111,461)         77,444

Cash Balance, Begin of Period                   188,006        110,562

Cash Balance, End of Period                 $    76,545    $   188,006
                                            ============   ============


                                                    Quest Resource Corporation
                                        Consolidated Statement of Stockholders Equity

                                                     Common      Preferred                   Accumulated
                                                      Stock       Shares                        Other
                                Common   Preferred     Par          Par         Paid-In     Comprehensive   Accumulated
                                Shares    Shares      Value        Value        Capital     Income (Loss)     Deficit      Total

                             ------------------------------------------------------------------------------------------------------
Balance May 31, 2000           5,626,342   10,000    $  5,626    $     10      $3,699,089    $         -   $   (388,938) $3,315,787

Stock Sales                      200,000                  200                     199,800                                   200,000

Stock Issued for Debt             40,000                   40                     104,960                                   105,000

Stock Issued to Employees        274,500                  275                      95,800                                    96,075

Stock Issued for Leases           34,000                   34                      33,966                                    34,000

Comprehensive Income (Loss)
Net Income                                                                                                     429,356      429,356
Unrealized Gain on Futures                                                                       116,380                    116,380
   Contracts                                                                                                            -----------
Total Comprehensive Income
 (Loss)                                                                                                                     545,736
                             ------------------------------------------------------------------------------------------------------
Balance May 31, 2001           6,174,842   10,000    $  6,175    $    10    $   4,133,615    $   116,380  $     40,418   $4,296,598

Stock Sales                       80,000                   80                      83,714                                    83,794

Stock Issued to Employees         180,000                 180                      89,820                                    90,000

Stock Issued for Payables          43,575                  44                      31,038                                    31,082

Stock Issued for Convertible
Debt                               62,500                  63                      49,937                                    50,000

Stock Issued for Services          59,000                  59                      52,947                                    53,006

Comprehensive Income (Loss)
Net Income                                                                                                     123,507      123,507
Unrealized Gain (Loss) on
Futures Contracts                                                                               (116,380)                 (116,380)
Total Comprehensive Income                                                                                              -----------
(Loss)                                                                                                                        7,127
                             ------------------------------------------------------------------------------------------------------
Balance May 31, 2002            6,599,917   10,000  $  6,600     $    10       $4,441,071    $         -   $  163,925    $4,611,606
                             ======================================================================================================

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

PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

The predecessor to Quest was incorporated in 1997 to facilitate the consolidation of a number of related companies. Quest conducts its operations through three sister companies, Quest Energy Service, Inc. ("QES"), a Kansas corporation, Quest Oil and Gas Corporation ("QOG"), and Ponderosa Gas Pipeline Company, Inc., ("PGPC"). Quest is the holder of 100% of the outstanding stock of QES, QOG, and PGPC.

QES provides all of the service activities required for the operation and development of the Company's oil and gas properties and the gas pipelines. QES derives approximately 90% of its revenue from servicing Quest assets.

PGPC's primary assets are one hundred and sixty miles of gas gathering pipelines throughout southeast Kansas.

The QOG subsidiary entity was acquired as Mogg Energy Services, Inc. on March 31, 2000 in exchange for common stock of the Company and the name was subsequently changed to Quest Oil & Gas Corporation. Assets gained in this acquisition included a majority of the gas wells that were producing into the PGPC pipeline system along with undeveloped gas reserves. This acquisition caused a substantial increase in Company-owned gas production and reserves.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

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

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At May 31, 2002 and 2001, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

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

The estimated useful lives are as follows:

 Buildings           25 years
 Equipment           10 years
 Vehicles             7 years
 Pipelines           40 years

Depreciation expense for the years ended May 31, 2002 and 2001 was $287,488 and $179,418, respectively.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

are excluded from the calculation.

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At May 31, 2002, there were no uninsured cash balances.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at May 31, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the full cost method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the company using the present value of future cash flows discounted at 10%. The following expected future prices were used to estimate future cash flows to assess properties for impairment.

     OIL PRICE PER BBL            2002                       2001
     ---------------              ----                       ----
     Year 1                 $    21.00                 $    23.00
     Year 2                      21.00                      23.00
     Year 3                      21.00                      23.00
     Year 4                      21.00                      23.00
     Thereafter                  21.00                      23.00
     Maximum                     21.00                      23.00

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

     GAS PRICE PER MCF           2002                       2001
     -----------------           ----                       ----
     Year 1                $     2.78                   $   4.00
     Year 2                      2.78                       4.00
     Year 3                      2.78                       4.00
     Year 4                      2.78                       4.00
     Thereafter                  2.78                       4.00
     Maximum                     2.78                       4.00



Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at May 31, 2002 and 2001. The Company's price assumptions change based on current industry conditions and the Company's future plans.

During 2002 and 2001, the Company did not recognize any impairments or abandonments. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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


ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------------

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

denominated forecasted transaction. The Company adopted SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. Adoption of SFAS 133 and SFAS 138 did not materially impact the Company's consolidated financial position, results of operations, or cash flows.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. As a result, the SAB 101 was not effective for the Company until the quarter ending August 31, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1. ADVERTISING

The Company expensed Advertising and Marketing expenditures in the amount of $56,611 for the year ended May 31, 2002.

2. LONG TERM DEBT

The Company had the following debt obligations at May 31, 2002:

Yates Center Bank - Various notes secured by oil and gas              $2,348,299
properties certain pipeline assets, and equipment. Several notes are involved with an initial interest rate of 6.25% adjusted quarterly. The notes call for monthly payments totaling $68,059 per month with various maturity dates.

Bank of Commerce - Chanute KS - Note Payable secured by oil and          139,733
gas properties and other assets provided for working capital and asset purchases. The notes calls for a variable interest rate that is currently 5.75% with monthly payments of $3,355 and $4,381
(principal and interest). The notes mature in 2003 and 2004.

STP Inc. - Four notes from an unrelated company acquired for             600,000
working capital and acquisition of oil and gas properties. The notes were granted in January to April 2002 and carry an interest rate of 10%. The notes mature August 31, 2002.

Ford Motor Credit - Three notes to cover three new trucks                 83,817
purchased in Nov 2000, Dec 2000, and Feb 2001. The notes are for 48 and 60 months and carry interest rates of 6.9% and 11.5%.

Case Credit - Four notes to cover equipment purchased in                 134,148
Dec 2000, Mar 2001, Jul 2001, and Oct 2001. The notes are for 60 months and carry interest rates from 6.94% to 8.90%.

Chrysler Credit - Two notes to cover trucks purchased in May              61,076
2001. The notes are for 60 months and carries interest rate of 8.5% with payments of $823 and $1,153 per month.

DC Financial - Two notes for equipment purchased in July                  58,989
and Dec 2001. The notes are for 60 months and carry an interest rate of 8.5%. The notes calls for payments of $895 and $931 per month.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


Bonanza Oil Company - Various notes and advances to assist in             26,284
working capital requirements. Stock was issued for some of this note. Monthly payments in the amount of $2,145 are being paid.
Entity is owned by a related party. Interest has been accrued at the rate of 9%.

BEC of Kansas - Various notes and advances to assist in working           46,791
capital requirements. Entity is owned by a related  party.
Interest  has been accrued at the rate of 9%.

Harold W. Volkman Living Trust - Note dated July 1, 1997                   8,500
for working capital and service equipment. The note calls for monthly payments of $500 for six months beginning
July 31, 1997, six monthly payments of $750 beginning January
31, 1998, and twenty-four payments of $1,000 beginning July 31, 1998, and a balloon payment of $10,500 following these thirty-six payments. There is no provision for interest in the note.

Various other notes from individuals for equipment and                    44,709
vehicles that contains various monthly payments and interest rates.

           Total Long-Term Debt                     3,552,346
           Less current maturities                 (1,847,449)

           Notes Payable - Long-Term              $ 1,704,897

 The following is a summary of annual principal payments due under these notes:
-----------------------------------------------------------------
Year Ended May 31,               Amount
-----------------------------------------------------------------
2003                             $1,847,449
2004                              1,022,938
2005 and Future Years               681,959
-----------------------------------------------------------------
                                 $3,552,346
-----------------------------------------------------------------

In January of 2001, the Company issued $ 125,000 and in May 2001 another $20,000 was issued in convertible debentures due in three years after the date of issuance. For the year ended May 31, 2002 the Company issued a total of $367,000 in the convertible debentures and converted $50,000 of the debentures to common stock during the year ended May 31, 2002. The debentures issued in fiscal year 2002 carry an interest rate of 10% that is paid quarterly. The debentures carry a conversion feature that allows the debenture holder to convert to common stock after one year from the date of the debenture but prior to the maturity date. The conversion price is 75% of the daily average trading price of the Company's common stock for the 30 days prior to the conversion with the conversion price limited to a maximum of $3.00 per share. The debentures issued on or after April 25, 2002 also have a minimum conversion price of $1.25 per share.

The balance of the accrued interest is $ 30,660 as of May 31, 2002.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


3. STOCKHOLDERS' EQUITY

The company has authorized 950,000,000 shares of common stock, and 50,000,000 preferred shares of stock. As of May 31, 2002, there were 6,599,917 shares of common stock outstanding and 10,000 shares of preferred stock outstanding. The following transactions were recorded in the Company's financial statements during the year ended May 31, 2002.

1)   Issued 80,000 shares of common stock for  $83,794 in cash.
2)   Issued  180,000  shares of common stock to the Company's 401K plan.
3)   Issued 59,000 shares of common stock for services valued at $53,006.
4)   Issued   43,575  shares  of  common  stock  for  $31,082  for payables.
5) Issued 62,500 shares of common stock for $50,000 in convertible debentures debt.

The following transactions were recorded in the Company's financial statements during the year ended May 31, 2001.

6)   Issued 200,000 shares of common stock for $200,000 cash.
7) Issued 274,500 shares of common stock to employees valued at $96,075 and expensed as wages.
8) Issued 34,000 shares of common stock for oil and gas leases that was valued at $34,000.
9) Issued 40,000 shares of common stock for $105,000 in debt reduction and accrued interest.

4. INCOME TAXES

The components of the provision for income taxes are as follows:

Year ended May 31,                     2002                  2001
-------------------------- -------------------------- --------------------
Current:
Federal                          $    66,580          $    289,210
State                                  5,738                28,573
-------------------------- -------------------------- --------------------
                                 $    72,318          $    317,783
-------------------------- -------------------------- --------------------

Such income taxes are included in the accompanying consolidated financial statements as follows:

-------------------------- -------------------------- --------------------
Income tax from operations        $   72,318          $   317,783
Extraordinary Items                      -0-                  -0-

-------------------------- -------------------------- --------------------
                                 $   72,318           $   317,783
-------------------------- -------------------------- --------------------

The above provision has been calculated based on Federal and State statutory rates.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

At May 31, 2002, the Company had a net operating loss carryforward of approximately $2,536,000 to offset future taxable income. The net operating loss will expire in 2020 unless utilized sooner.

5. RELATED PARTY TRANSACTIONS

BEC of Kansas Inc. - owned by Doug and Marsha Lamb - Note payable in the amount of $46,791 for working capital needs in current and prior years. In addition, BEC of Kansas Inc. ("BEC") acts as the Company's exclusive marketer for natural gas sales and production contracts. BEC subsequently contracts with PGPC for the transmission of the natural gas.

Bonanza Oil Company - owned by Doug and Marsha Lamb - Note payable in the amount of $26,284 for oil and gas properties acquired by PGCP in 1997.

6. PRIVATE PLACEMENT MEMORANDUM

The Company had introduced a Private Placement Memorandum program to raise capital for working capital and additional oil and gas wells to increase the production into existing gas pipelines. The Memorandum calls for a maximum of 500,000 shares of preferred stock to be sold at an offering price of $10.00 per share. The Memorandum calls for a conversion feature of four shares of common stock to each share of preferred stock at the option of the shareholder. Prior to conversion the preferred stock carries a 10% cash dividend.

During the year ended May 31, 2000 the Company issued a total of 10,000 shares to two individuals for a total of $100,000 as part of this program.


7. SUPPLEMENTAL CASH FLOW INFORMATION

Year ended May 31,                      2002                 2001
-------------------------------- ------------------ ------------------
Cash paid for interest             $     237,578        $    180,207
Cash  paid for  income taxes                -0-                -0-
-------------------------------- ------------------ ------------------

SUPPLEMENTARY INFORMATION:

During the year ended May 31, 2001, non-cash investing and financing activities are as follows:

     1)    Issued 274,500 shares of common stock valued at $96,075.
     2)    Converted debt to equity in the amount of $ 105,000.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


During the year ended May 31, 2002, non-cash investing and financing activities are as follows:

     1)    Stock issued pursuant to 401K plan valued at $90,000.
     2)    Issued stock for consulting services valued at $53,006.
     3)    Issued 43,375 shares for payables.

8. CONTINGENCIES

Like other oil and gas producers and marketers, the Company's operation are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

9. EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

                                    2002                                                2001
Earning per common            Income           Shares              Per-Share      Income           Shares              Per-Share
Share                         (Numerator)      (Denominator)       Amount         (Numerator)      (Denominator)       Amount
----------------------------- ---------------- ------------------- -------------- ---------------- ------------------- -------------
Net Loss                      $  123,507          6,349,855            $.019       $  429,356      5,764,904           $ .074


The provision in the Convertible Debentures to convert $145,000 in convertible debentures were included in the computation of diluted EPS, but the other $317,000 were not included because such debentures are not currently convertible.

10. STOCK OPTIONS

At May 31, 2002, the Company has non-plan options, which are described below. The Company applies APB Opinion 25; Accounting for stock issued to employees, and related interpretations in accounting for the options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

On October 15, 2001, the Company granted stock options in the amount of 400,000 shares of its common stock to two of its directors and an individual that has performed certain consulting to the company. The options are fully vested and are exercisable at prices of $1.00 per share and expires, if not exercised, on December 31, 2003.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income per share as if compensation cost for the Company's options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. Under SFAS

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

123, the value of each option granted during 2002 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 5.0%, dividend yield - 0%, volatility - 19.3% and expected life of the option - 2-3 years.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amount indicated below:

                                           2002
                                        ----------
           Net Income
                As reported             $  123,507
                Pro forma               $   31,507
           Earnings per share
                As reported                   .019
                Pro forma                     .004


A summary of the status of the Company's non-plan options as of May 31, 2002, and changes during the year ended on those dates is presented below. The Company did not have any stock options in the prior year.

                                           May 31, 2002
                                                      Weighted Average
                                 Shares                Exercise Price
-----------------------------------------------------------------------
Outstanding at
   Beginning of year                -0-                 $ 0.00
Granted                           400,000                 1.00

Exercised                            -                      -
Forfeited                            -                      -

Outstanding at
   the end of year                400,000              $ 1.00

Options exercisable
   at year end                    400,000              $ 1.00
-----------------------------------------------------------------------

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


11. FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company's operating activities can be divided into three major segments: pipeline transmission, oil & gas production, and oil and gas wells and pipeline development and servicing. Segment information for the years ended May 2002 and 2001 are as follows:

                                    May 31,              May 31,
                                     2002                2001
                                  -------------------------------
Segment Revenues:
----------------------------
    Pipeline Transmission Fees     $1,062,148        $1,179,104

    Oil & Gas Production            1,020,235           767,723

    Oil & Gas Operations              735,495           497,189

    Pipeline Development            1,742,513         1,066,880

    Unallocated Amounts               398,186           566,795
                                  ------------       -----------

                                   $4,958,577        $4,077,691
                                  ============       ===========

Segment Income/Loss Before
Income Taxes:
----------------------------------
    Pipeline Transmission Fees     $  398,699        $  676,224

    Oil & Gas Production              422,662           307,051

    Oil & Gas Operations              277,263           223,647

    Pipeline Development              105,955           236,566
    Unallocated Amounts
        General and
        Administrative               (771,176)         (516,142)
        Interest Income
        (Expense), net               (237,578)         (180,207)
                                  ------------       -----------

    Total Income                   $  195,825        $  747,139
                                  ============       ===========

Segment Assets:
----------------------------
    Pipeline Transmission Fees     $4,068,923        $3,244,191

    Oil & Gas Production            4,130,693         2,580,537

    Oil & Gas Operations              655,152           484,484

    Pipeline Development                  -                 -
    Unallocated Amounts

        Cash                           76,545           188,006

        Other Assets                  739,262           712,906
                                  ------------       -----------


    Total Assets                   $9,670,575        $7,210,124
                                  ============       ===========

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

12. COMPANY BENEFIT PLAN

The Company has adopted a 401(k) profit sharing plan with an effective date of June 1, 2001. The plan covers all eligible employees and during the year the Company contributed 180,000 shares of its common stock to the plan. During the year ended May 31, 2002, there were no employee contributions to the plan. There is a graduated vesting schedule with the employee becoming fully vested after six years of service. The Company valued the common stock at $90,000 and included this amount as an expense in the statement of operations.

13. SUBSEQUENT EVENTS

A non-binding letter agreement has been signed between the Company and STP, Inc. for mutual cooperation in achieving a merger agreement. Negotiation is underway in an effort to arrive at a merger agreement document.

The Company has received a written offer for the Anderson County, Kansas acreage that was leased during the year ended May 31, 2002. A total of 22,000 acres are involved in this written offer.

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.


14. - SFAS 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

(1)                                       Capitalized Costs Relating to
                                          Oil & Gas Producing Activities
                                          ------------------------------



Proved oil and gas properties and related
 lease equipment:
      Developed                                 $   3,920,672
      Non-developed                                   665,439

Accumulated depreciation and depletion          (     455,418)
                                                -------------

Net Capitalized Costs                           $   4,130,693

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(2)                                Costs Incurred in Oil and Gas Property
                          Acquisition, Exploration, and Development Activities
                          ----------------------------------------------------


Acquisition of Properties Proved and Unproved         $ 518,872
Exploration Costs                                          -0-
Development Costs                                     1,845,968
                                                     ----------

Total                                                $2,364,840
                                                     ==========


(3)                                 Results of Operations for
                                    Producing Activities
                                    --------------------------

                                    May 31, 2002              May 31, 2001
                                    ------------              ------------


Production revenues                   $1,020,235              $ 767,723

Production Costs                         497,573                460,672
Depreciation and depletion               270,613                128,646
                                    ------------              ------------
Results of operations for
producing activities
(excluding corporate overhead
and interest costs)                   $ 252,049               $ 178,405
                                    ============              ============


(4)                            Reserve Quantity Information
                               ----------------------------

The following schedule contains estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(Bbls) and thousands of cubic feet of natural gas (Mcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that maybe substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, may be their nature reserve estimates are generally less precise that other estimates presented in connection with financial statement disclosures.

                                         Oil                  Gas
                                         (Bbls)               (Mcf)
                                         ------               -----
      Proved developed reserves:

      Balance May 31, 2001                82,247              3,569,960

      Revision of previous estimates/
        newly developed reserves        ( 24,349)             3,294,337
      Production                        ( 11,954)            (  508,077)
                                        --------------------------------

      Balance May 31, 2002                 45,944             6,356,220
                                        ================================


In addition, to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interest in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proved reserves equal to approximately 177,000 Bbls of oil and 8,514,000 Mcf in gas for these undeveloped properties.

The following schedule present the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended May 31, 2002 and 2001. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at May 31, 2002 and 2001, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results to operations.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


Standardized measures of discounted future net cash flows:

                                         May 31, 2002               May 31, 2001
                                         ------------               ------------

Future production revenues                $46,020,372                $30,152,542

Less: future production costs             (20,165,743)              (18,371,310)
                                          ------------              -----------

Future cash flows before income taxes      25,854,629                22,404,959

Future income tax                       (   7,548,114)               (7,237,728)
                                        --------------              -----------

Future net cash flows                      18,306,515                15,167,231

Effect of discounting future
  Annual net cash flows at 10%          (   8,487,095)              ( 4,990,019)
                                       ---------------             ------------

Standardized measure of discounted       $  9,819,420               $10,177,212
Net cash flows                         ===============             ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.



                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

Douglas L. Lamb, age 51, Director and President since January 1998. Mr. Lamb has been highly involved in gas gathering pipeline operations and construction in the southeast Kansas region since 1984. He has fostered pipeline construction and consolidation activities that have resulted in the 160 mile pipeline network which is operated out of Benedict. He is also responsible for the operation of about 100 oil and gas wells and has considerable experience in the drilling and completion of oil and gas wells in southeast Kansas. Mr. Lamb earned his Bachelor of Business Administration degree from Wichita State University in 1972.

John C. Garrison, age 50, Director and Treasurer since January 1998. Mr. Garrison brings to the Quest team expertise in public company activities and issues. Mr. Garrison has been a Certified Public Accountant in public practice providing financial management and accounting services to a variety of businesses for over twenty years. Mr. Garrison holds a Bachelor degree in Accounting from Kansas State University.

Richard M. Cornell, age 66, Director and Secretary since January 1998. Mr. Cornell has been involved in the oil and gas business in southeast Kansas as an independent oil and gas producer and as a regional manager for an international energy company. He is a full time employee of the company and is responsible for the acquisition of oil & gas leaseholds and for regulatory compliance. Mr. Cornell also participates in the analysis and qualification of development projects.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner except those listed in this subsection.

On October 15, 2001, Douglas Lamb and John Garrison were granted options to acquire 225,000 shares and 75,000 shares of common stock, respectively. These option grants were reported on Form 5 on August 29, 2002.

On July 19, 2001, The Henry F. Mogg M&M Trust disposed of 99,000 shares of common stock by gift. On the same date, the Henry F. Mogg M&M Trust transferred 50,000 shares by gift to a trust controlled by Henry Mogg's wife. The Company has been advised that these transactions will be reported on Form 5 on or about September 3, 2002.

ITEM 10.   EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2002, 2001 and 2000. The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of its chief executive officer, Douglas L. Lamb. Mr. Lamb is the president and a director of the Company, QES, PGPC, and QOG.

                           SUMMARY COMPENSATION TABLES

                      ----------------------------------------------
                                   Annual Compensation
--------------------------------------------------------------------
    Name and                                       Other Annual
    Principal     Year  Salary ($)   Bonus ($)   Compensation ($)
    Position
--------------------------------------------------------------------
Douglas L. Lamb,  2002    $60,000       -0-             -0-
    President
--------------------------------------------------------------------
Douglas L. Lamb,  2001    $60,000       -0-         $17,850(1)
    President
--------------------------------------------------------------------
Douglas L. Lamb,  2000   $60,000       - 0-            - 0-
    President
--------------------------------------------------------------------

                    ------------------------------------
                          Long Term Compensation
                    ------------------------------------
                               Awards           Payouts
--------------------------------------------------------------------
                     Restricted   Securities    LTIP     All Other
   Name and          Stock        Underlying    Payouts Compensation
   Principal    Year Award(s)($)   Options/       ($)       ($)
   Position                         SARs(#)
--------------------------------------------------------------------
  Douglas L.    2002     $0       225,000 (2)    - 0-      - 0-
Lamb, President
--------------------------------------------------------------------
  Douglas L.    2001    -0-          - 0-        - 0-      - 0-
Lamb, President
--------------------------------------------------------------------
  Douglas L.    2000    -0-          - 0-        - 0-      - 0-
Lamb, President
--------------------------------------------------------------------

(1) Represents shares of stock awarded in 2001 that relate to performance in 2001. Value computed as the number of shares awarded (21,000) times the closing price on date of grant ($0.85 on May 11, 2001).

(2) On October 15, 2001, Mr. Lamb received 225,000 stock options with an exercise price of $1.00 per share that expire on 12/31/04.

The following tables set forth certain information at May 31, 2002 and for the fiscal year then ended with respect to stock options granted to Mr. Lamb, the only individual named in the Summary Compensation Table above. (None of these stock options were granted with an exercise price below the fair market value of the common stock on the date of grant.) The options were granted and became fully exercisable on October 15, 2001. The options expire on December 31, 2004.

----------------------------------------------------------------------
               Stock Option Grants In Fiscal Year 2002
----------------------------------------------------------------------
              Number of     Percent of Total
  Name       Securities       Options/SARs      Exercise or   Expiration
             Underlying        Granted to       Base Price     Date
            Options/SARs      Employees in        ($/Sh)
             Granted (#)       Fiscal Year
----------------------------------------------------------------------
Doug Lamb      225,000           56.3%             $1.00      12/31/04
----------------------------------------------------------------------

------------------------------------------------------------------------
     Aggregated Common Stock Option Exercises In 2002 Fiscal Year,
          And 2002 Fiscal Year-End Common Stock Option Values
------------------------------------------------------------------------
                                     Number of           Value of
  Name      Shares                  Unexercised     Unexercised in-the-
           Acquired     Value     Options/SARs at   Money Options/SARs
              On       Realized      FY-end (#)       at FY-end ($)
           Exercise                 Exercisable/       Exercisable/
              (#)                  Unexercisable       Unexercisable (1)
------------------------------------------------------------------------
Doug Lamb     N/A        N/A        225,000 / 0       $67,500.00 / $0
------------------------------------------------------------------------

(1) Calculated on the basis of the fair market value of the underlying common stock at fiscal year-end minus the exercise price.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of August 26, 2002, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each executive officer named in the Summary Compensation Table, by each director and by all executive officers and directors as a group. The table also sets forth the number and percentage of the outstanding shares owned by each such person or group. The percentages of ownership and the number of shares beneficially owned are disproportionate due to joint beneficial ownership making the notes following the table essential for a complete understanding of the Company's ownership structure.

The table below only contains information relating to the Company's Common Stock, since the Preferred Stock is non-voting.

----------------------------------------------------------------------------
       Name and Address of         Number of Shares
        Beneficial Owner          Beneficially Owned (1)    Percent of Class
        ----------------          ----------------------    ----------------
----------------------------------------------------------------------------
       Marsha K. Lamb (2)
      703 East Main Street             1,859,524             27.7%
       Benedict, KS 66714
----------------------------------------------------------------------------
 The Henry F. Mogg M&M Trust (3)
      1999 London Town Lane             573,852               8.8%
      Titusville, FL 23796
----------------------------------------------------------------------------
    Crown Properties, LC (4)
      701 East Main Street              975,000              15.0%
       Benedict, KS 66714
----------------------------------------------------------------------------
Bonanza Energy Corporation
       of Kansas (5)                    516,027               7.9%
      701 East Main Street
       Benedict, KS 66714
----------------------------------------------------------------------------
         Jerry Cash (6)
       914 NW 73rd Street               634,500               9.8%
  Oklahoma City, OK 73116-7109
----------------------------------------------------------------------------
      James H. Vin Zant (7)
      1246 Armstrong Court              471,118               7.3%
         Derby, KS 67037
----------------------------------------------------------------------------
Executive Officers and Directors
--------------------------------
----------------------------------------------------------------------------
       Douglas L. Lamb (8)            1,859,524              27.7%
----------------------------------------------------------------------------
      John C. Garrison (9)              120,372               1.8%
----------------------------------------------------------------------------
       Richard M. Cornell                34,000               (10)
----------------------------------------------------------------------------
    All Executive Officers &
    Directors as a Group
      (Three persons)                 2,013,896              29.6%
----------------------------------------------------------------------------

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

(2) Includes (i) 14,400 shares held by Marsha K. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 516,027 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; (iv) 67,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; (v) 62,097 shares held by Douglas L. Lamb; and (vi) options held by Douglas L. Lamb to acquire 225,000 shares, which options are currently exercisable. Marsha K. Lamb disclaims beneficial ownership of the shares specified in clauses (v) and
(vi) above. Marsha K. Lamb is the wife of Douglas L. Lamb.

(3) The Henry F. Mogg M&M Trust is controlled by Henry F. Mogg as its settlor and trustee with full and exclusive personal power of revocation and amendment over the Trust as long as he is alive.

(4) Crown Properties, LC is wholly owned by Marsha K. Lamb.

(5) Bonanza Energy Corporation of Kansas is jointly owned by Douglas L. Lamb and Marsha K. Lamb.

(6) As reported on Schedule 13D filed April 18, 2002 by Jerry D. Cash and STP, Inc. STP, Inc. reports that it has the right to acquire 600,000 shares of common stock upon the conversion of $600,000 in promissory notes. Mr. Cash reports that he is the president, sole director and sole shareholder of STP, Inc. As such, Mr. Cash may be deemed to beneficially own the shares of common stock beneficially owned by STP, Inc. Mr. Cash reports that he has sole voting and dispositive power over 24,000 shares of common stock that he personally owns and has shared voting and dispositive power over 610,500 shares of common stock, consisting of the 600,000 shares beneficially owned by STP, Inc. and 10,500 shares owned by Mr. Cash's wife, Sherry J. Cash. Jerry Cash disclaims beneficial ownership of the shares owned by Sherry J. Cash.

(7) As reported on the Schedule 13D filed March 8, 2002 by James H. Vin Zant, and updated by Mr. Vin Zant as of May 31, 2002. Mr. Vin Zant reports that he has sole voting and dispositive power over 442,418 shares of common stock and shared voting and dispositive power over 28,700 shares of common stock.

(8) Includes (i) 62,097 shares held by Douglas L. Lamb; (ii) 975,000 shares held by Crown Properties LC, which is 100% owned by Marsha K. Lamb; (iii) 14,400 shares held by Marsha K. Lamb;(iv) 516,027 shares held by Bonanza Energy Corporation of Kansas, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; (v) 67,000 shares held by Bonanza Oil & Gas Corporation, which is jointly owned by Douglas L. Lamb and Marsha K. Lamb; and (vi) options held by Douglas L. Lamb to acquire 225,000 shares, which options are currently exercisable. Douglas
L. Lamb disclaims beneficial ownership of the shares specified in clauses (ii) and (iii) above.

(9) Includes options to acquire 75,000 shares which are currently exercisable.

(10) Does not exceed 1% of the referenced class of securities.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bonanza Energy Corporation of Kansas, a Kansas corporation ("BECK") has been the sole marketer of gas transported by the gas gathering pipelines owned by PGPC. BECK is owned by Douglas and Marsha Lamb and BECK earns a fee for the gas marketing services that it provides. BECK has never failed to sell all of the gas that is available each month and at sales prices that are competitive. Bonanza Energy Corporation of Kansas is owned by Douglas L. Lamb, the Company's president and one of its directors, and Marsha K. Lamb who is Mr. Lamb's wife and an officer in the subsidiary companies. The total fees paid to BECK for such services during the 2002 fiscal year were less than $60,000.

During the 2002 fiscal year, BECK loaned the Company an additional $72,049.84 on notes bearing 10% interest. These funds were used by the Company for working capital. As of August 28, 2002 the Company owed BECK a total of $133,740.16, which bears 10% interest.

The office facility for the Company and its subsidiaries is leased from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha K. Lamb who is also an officer of QES, PGPC, and QOG.

James H. Vin Zant made three short term loans to the Company bearing 12% interest between January 10, 2002 and March 6, 2002 which totaled $90,000.00. The loans were repaid in full on April 12, 2002.

STP, Inc. purchased three promissory notes, each in the face amount of $100,000.00 (dated January 19, 2002, February 14, 2002, and February 27, 2002,
respectively) jointly from the Company and its subsidiary, Quest Oil & Gas Corporation. Each note is convertible at any time at STP's election into 100,000 shares of Common Stock of the Company. On April 8, 2002, STP purchased a promissory note in the face amount of $300,000.00 jointly from the Company and QOG. This note is convertible at any time at STP's election into 300,000 shares of Common Stock of the Company. The above notes are interest bearing at the rate of 10% and are secured with oil and gas leases. No principal or interest payments were made by the Company on this $600,000 debt during the 2002 fiscal year. Upon conversion of the notes, STP would have voting and investment power over 600,000 shares of Common Stock. For more information on these transactions, see the Schedule 13D filed by STP, Inc. and Jerry Cash on April 18, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 25 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2002.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2002.

      Quest Resource Corporation

      /s/ Douglas L. Lamb
      ----------------------------------
      Douglas L. Lamb, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title           Date


/s/ Douglas L. Lamb             President/Director            August 28, 2002
------------------------   (principal executive officer)
Douglas L. Lamb


 /s/ Richard M. Cornell         Secretary/Director            August 28, 2002
-----------------------
Richard M. Cornell



 /s/ John C. Garrison            Treasurer/Director
-----------------------    (principal financial and           August 28, 2002
John C. Garrison               accounting officer)

INDEX TO EXHIBITS

Exhibit
No.              Description
3.1              The Company's Articles of Incorporation (incorporated herein by reference to the Exhibits to the Company's Registration
                 Statement on Form S-18, Registration No. 2-99737-LA ).

3.2 The Company's Bylaws, as amended (incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-18,
                 Registration No. 2-99737-LA).

10.1             Stock Option Agreeement dated as of October 15,
                 2001 between Douglas Lamb and Quest Resource
                 Corporation

10.2             Stock Option Agreeement dated as of October
                 15, 2001 between John Garrison and Quest Resource
                 Corporation

21.1             List of Subsidiaries

23.1             Consent of Clyde Bailey, P.C.

23.2             Consent of McCune Engineering