Form 10QSB
period 2002-08-31
QUEST RESOURCE CORP
filed 2002-10-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________.

Commission file number: 0-17371

                           QUEST RESOURCE CORPORATION
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)


                Nevada                            88-0182808
               --------                           ----------
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

                                         Yes  [XX]      No [  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of October 10, 2002 was 6,874,421.


Transitional Small Business Disclosure Format:        Yes  [  ]     No  [XX]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . .      3

    Item 1.       Financial Statements  . . . . . . . . . . . . . . . .      3

                  Consolidated Unaudited Financial Statements . . . . .    F-1

    Item 2.       Management's Discussion And Analysis Or
                  Plan Of Operation   . . . . . . . . . . . . . . . . .      4

             Forward-looking Information . . . . . . . . . . . . . . .       4

             Business Of Issuer  . . . . . . . . . . . . . . . . . . .       4

             Significant Developments During Quarter Ended
             August 31, 2002 . . . . . . . . . . . . . . . . . . . . .       4

             Results Of Operations . . . . . . . . . . . . . . . . . .       5

             Capital Resources And Liquidity . . . . . . . . . . . . .       6

    Item 3.       Controls and Procedures  . . . . . . . . . . . . . .       6

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .       7

    Item 1.       Legal Proceedings  . . . . . . . . . . . . . . . . .       7

    Item 2.       Changes In Securities And Use Of Proceeds. . . . . .       7

    Item 3.       Default Upon Senior Securities . . . . . . . . . . .       8

    Item 4.       Submission Of Matters To Vote Of Security Holders .        8

    Item 5.       Other Information . . . . . . . . . . . . . . . . .        8

    Item 6.       Exhibits And Reports On Form 8-K  . . . . . . . . .        8

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .       8

CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . . .  . . . .       9

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

Except as otherwise required by the context, references in this quarterly report to "we," "our," "us," "Quest" or "the Company" refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc. and Quest Energy Service, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended August 31, 2002, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2002.

                           QUEST RESOURCE CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                -------------- --------------
                                                  August 31        May 31
                                                    2002           2002
                                                -------------- --------------
                                   A S S E T S
                                   -----------
Current Assets
--------------
    Cash                                          $   209,307    $    76,545
    Accounts Receivable                               381,464        602,378
    Futures Contracts                                  14,014         45,716
    Parts & Supplies                                   96,828         91,168
                                                --------------  -------------
       Total Current Assets                       $   701,613    $   815,807

Property & Equipment
--------------------
    Property & Equipment                            1,063,135      1,031,442
    Less: Allowance for Depreciation                 (405,038)      (376,290)
                                                --------------  -------------
                                                      658,097        655,152
Pipeline Assets, net                                4,115,633      4,068,923

Oil & Gas Properties
--------------------
    Properties being Amortized                      4,096,275      3,920,672
    Properties not being Amortized                    479,115        665,439
    Less: Accumulated depreciation, depletion,
    and amortization                                 (515,481)      (455,418)
                                                --------------  -------------
                                                    4,059,909      4,130,693

       Total Assets                              $  9,535,252   $  9,670,575
                                                =============  ==============

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
      -------------------------------------------------------------------
Current Liabilities
    Accounts Payable                             $    184,157   $    166,475
    Oil & Gas Payable                                 248,226        506,989
    Accrued Expenses                                   37,905         30,660
    Notes Payable, Current Portion                  1,779,140      1,847,449
    Deferred Income Tax Payable                       381,824        340,499
                                                --------------  -------------
        Total Current Liabilities                   2,631,252      2,892,072

Non-Current Liabilities
-----------------------
 Convertible Debentures                               302,000        462,000
 Note Payable                                       3,421,423      3,552,346
 Less Portion Shown as Current                     (1,779,140)    (1,847,449)
                                                --------------  -------------
                                                    1,944,283      2,166,897
                                                --------------  -------------
       Total Liabilities                            4,575,535      5,058,969

Commitments and contingencies                            -              -

Stockholders' Equity
--------------------
 Preferred stock, 50,000,000 Shares Authorized             10             10
    $.001 par value, 10,000 shares issued and
    outstanding
 Common Stock, 950,000,000 Shares Authorized            6,874          6,600
    $.001 par value, 6,874,421 and 6,599,917
    shares issued and outstanding
 Paid In Surplus                                    4,730,447      4,441,071
 Accumulated Other Comprehensive Income (Loss)         (9,723)          -
 Retained Earnings                                    232,109        163,925
                                                --------------  -------------
                                                    4,959,717      4,611,606
                                                --------------  -------------
       Total Liabilities and Stockholders'
       Equity                                    $  9,535,252    $ 9,670,575
                                                ==============  =============

                           QUEST RESOURCE CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                -----------------------------
                                                 For the Three Months Ended
                                                         August 31,
                                                -----------------------------
                                                    2002            2001
                                                --------------  -------------
Revenue
-------
   Gas Pipeline Transmission Fees                $    293,725    $   244,886
   Oil & Gas Production Revenue                       272,358        275,878
   Oil & Gas Operations                               189,309        122,126
   Pipeline Operations                                141,271        102,183
   Pipeline and Property Development                  291,828        301,164
   Oil Trucking & Marketing                            15,704         19,043
   Futures Contract Income (Loss)                     (46,000)       304,400
   Other Revenue                                      153,463        157,600
                                                --------------  -------------
     Total Revenues                                 1,311,658      1,527,280

Cost of Revenues
----------------
   Purchases & Outside Services                       271,660        297,038
   Lease Operating Costs                              156,255        121,732
   Pipeline Operating Costs                           179,116        159,164
   Wages                                              174,935        156,710
   Payroll Taxes                                       13,751         12,473
   Depreciation, Depletion & Amortization             133,533        118,505
   Other Cost of Revenues                              44,610         40,356
                                                --------------  -------------
     Total Cost of Revenues                           973,860        905,978

     Gross Profit                                $    337,798    $   621,302


General and Administrative Expenses
-----------------------------------
   Interest                                     $      44,601    $    54,184
   Insurance                                           63,979         55,128
   Repairs                                             31,891         37,107
   Consulting                                           8,650         83,000
   Other Expenses                                      79,247         90,881
                                                --------------  -------------
     Total General and Administrative Expenses        228,368        320,300

     Income from continuing operations                109,430        301,002

Other Income
------------
   Interest Income                                         79          1,264
                                                --------------  -------------
     Total Other Income                                    79          1,264
     Net Income Before Income Taxes                   109,509        302,266
     Provision for Income Taxes                       (41,325)      (114,861)
     Net Income                                 $      68,184    $   187,405
                                                ==============  =============
     Net Income per share                       $       0.010    $     0.030

     Weighted Average Number of
         Shares Outstanding                         6,715,823      6,222,417

                           QUEST RESOURCE CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                -----------------------------
                                                 For the Three Months Ended
                                                         August 31,
                                                -----------------------------
                                                    2002            2001
                                                -------------    ------------
Cash Flows from Operating Activities:
Net Income                                       $    68,184      $  187,405
Adjustments to Reconcile Excess Contributions
   to cash
Provided from operations:
   Depreciation                                       71,872          44,854
   Amortization                                        1,598           7,743
   Depletion                                          60,063          65,908
   Stock Issued for Services                           8,650          33,000
   Accounts Receivable                               220,914         420,658
   Futures Contract                                  (19,000)        114,434
   Parts & Supplies                                   (5,660)        (88,798)
   Accounts Payable                                   17,682         115,358
   Oil & Gas Payable                                (220,914)       (246,618)
   Deferred Income Tax Payable                        41,325        (119,678)
   Accrued Expenses                                    7,245           9,551
                                                -------------    ------------
   Total Adjustments                                 183,775         356,412

Net Cash provided from Operating Activities          251,959         543,817

Cash flows from Investing Activities:
   Sale of Leasehold Acreage                         563,771               0
   Fixed Assets                                     (674,576)       (985,558)
                                                -------------    ------------
Net Cash used in Investing Activities               (110,805)       (985,558)

Cash flows from Financing Activities
   Change in Long-Term Debt                         (129,392)        515,657
   Convertible Debentures                             60,000         120,000
   Common Stock                                       61,000               0
                                                -------------    ------------
Net Cash provided from (used in) Financing            (8,392)        635,657
   Activities

Net Increase in Cash                                 132,762         193,916

Cash Balance, Beginning of Period                     76,545         188,006

Cash Balance, End of Period                      $   209,307      $  381,922
                                                =============    ============

                                                             QUEST RESOURCE CORPORATION
                                                   Consolidated Statement of Stockholders Equity
                                                                    (Unaudited)

                                                          Preferred     Common                Accumulated
                                                           Shares       Shares                   Other
                              Preferred       Common         Par         Par        Paid-In  Comprehensive   Retained
                                Shares        Shares        Value       Value       Capital  Income (Loss)   Earnings      Total
                           ---------------------------------------------------------------------------------------------------------

Balance June 1, 2002             10,000     6,599,917      $ 10        $ 6,600  $ 4,441,071    $      -      $163,925  $ 4,611,606

Stock Issued for Cash                          47,858                       48       60,952                                 61,000

Stock Issued for Debt                         215,871                      215      219,785                                220,000

Stock Issued for Services                      10,775                       11        8,639                                  8,650

Comprehensive Income:
Net Income                                                                                                     68,184       68,184
Unrealized Loss of
Futures Contract                                                                                                            (9,723)
                                                                                                 (9,723)                  ----------
Total Comprehensive Income                                                                                                  58,461
                           ---------------------------------------------------------------------------------------------------------
Balance August 31, 2002          10,000     6,874,421      $ 10        $ 6,874  $ 4,730,447    $ (9,723)     $232,109  $ 4,959,717
                           =========================================================================================================

                           Quest Resource Corporation
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 AUGUST 31, 2002
                                 ---------------

                                   (Unaudited)
                                   -----------


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ended May 31, 2003. Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended May 31, 2002.


PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

Quest Energy Service, Inc. ("QES"), Quest Oil & Gas Corporation ("QOG"), and Ponderosa Gas Pipeline Company, Inc., ("PGPC"), all being Kansas corporations, are wholly owned subsidiaries of Quest Resource Corporation, a Nevada corporation ("QRC" or the "Company"). Financial reporting by the subsidiaries is consolidated into one set of financial statements for QRC. QES provides all of the service activities required for the operation and development of the Company's oil and gas properties and the gas pipelines. QES derives approximately 90% of its revenue from servicing QRC assets. PGPC's primary assets are approximately one hundred and sixty miles of gas gathering pipelines throughout southeast Kansas.

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

                           Quest Resource Corporation
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 AUGUST 31, 2002
                                 ---------------

                                   (Unaudited)
                                   -----------


PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES (con't)

Earnings per Common Share
-------------------------

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


Common Stock
------------

During the quarter ended August 31, 2002, the Company issued a total of 278,506 shares of its common stock in the following transactions:

   1)  In June, 47,858 shares were sold for cash proceeds of $61,000.

   2) In July and August 2002, the Company converted $220,000 in convertible debentures to a total of 219,648 shares of its common stock per the agreement in the initial debentures.

   3) During the quarter the Company issued 10,775 shares of its common stock to unrelated individuals for services to the Company.


NOTE 2 - SALE OF ACREAGE

The Company completed a transaction to sell 22,550 acres of oil & gas leases. The Company received a total of $563,771 for these leases and had a total cost basis of $159,623. The proceeds were recorded as a reduction to the cost of oil & gas properties in the balance sheet since the Company follows the full cost method of accounting for oil & gas properties.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Like other oil and gas producers and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore, it is extremely difficult to reasonably quantify future environmental related expenditures.

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. QOG is currently involved in a lawsuit with Devon SFS Operating, Inc. (Case #01-C-58C, Neosho County, Kansas) regarding the validity of its oil and gas lease on a 160-acre parcel referred to as the Umbarger Lease. Management believes that QOG has legal and valid title to the lease.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our report on Form 10-KSB for the fiscal year ended May 31, 2002 for a listing of some of these factors.

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

On June 1, 2002, the beginning of this quarter, we had 20 gross (17.5 net) wells in the process of being completed. During the quarter, we completed and put into operation 6 gross (4 net) new gas wells that were drilled in the previous fiscal year. We also drilled 4 gross/net new gas wells during this quarter, all of which are being completed into producing wells. At the end of the quarter, there remained 18 gross (17.5 net) gas well completions in progress.


Significant Developments During The Quarter Ended August 31, 2002

On August 29, 2002, Quest Oil & Gas Corporation sold its oil and gas leases covering 22,550 acres located primarily in southwestern Anderson County, Kansas, to a joint venture comprising Suncor Energy (Natural Gas) America Inc., a subsidiary of Suncor Energy Inc. (NYSE:SU), and Colt Natural Gas, LLC, a subsidiary of Colt Energy Inc., an eastern Kansas oil and gas operator.

Quest management decided to re-focus its efforts on development of the Company's extensive acreage position in the vicinity of its pipeline network in Neosho, Wilson and Woodson counties after drilling two exploratory wells on the Anderson County acreage. The Anderson County acreage is located approximately thirty miles north of Quest's existing pipeline network. These properties were sold for considerably more value than our cost and the proceeds were re-invested primarily into new drilling and development of existing properties in our pipeline region. Quest still holds approximately 60,000 acres of oil and gas leases in the Cherokee Basin of southeast Kansas after the sale of its Anderson County leases.

Results Of Operations

The following discussion is based on the consolidated operations of all of our subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three-month period ended August 31, 2002 as compared to the same period in 2001.

Total revenue for the quarter ended August 31, 2002 was $1,311,658, as compared to revenue in the year-earlier quarter of $1,527,280. Net income before income taxes from these comparable quarters was $109,509 for the recent quarter ending August 31, 2002 as compared to $302,266 for the year-earlier quarter. During the recent quarter, pipeline transmission fees increased approximately 20% over the prior year as a result of the increasing number of new wells producing additional gas into the pipelines. Revenue from oil and gas production was similar to the prior year quarter since increases in production volumes were mostly offset by declines in price levels. Revenue from oil and gas operations increased approximately 55% over the prior year due to the management of additional wells completed during the year. Revenue from pipeline operations increased about 38% over the prior year due to the management of the new 12" trunk pipeline completed late in the last fiscal year and other new pipeline facilities.

Futures Contract Income is the single largest factor when comparing income between quarters. It accounts for $350,400 less revenue attributable to the current quarter as compared to the year-earlier quarter. In the year-earlier quarter, we still had the benefit of gas market hedges that we had established at prices that were substantially above the cash prices available. As those hedged positions were cashed in throughout the year-earlier quarter, it resulted in substantial gas market hedging profits. However, our benchmark gas price during the next seven months from September, 2001 through March, 2002 only averaged $2.28 per mcf. Therefore, when we had the opportunity to establish a $3.00 per mcf floor for the summer of 2002, we hedged about 250,000 mcf to protect against the lower prices experienced the previous winter. Subsequently, the average gas price for June, July and August of 2002 was $3.05 per mcf. As a result, the cost of the hedge contracts to establish the $3.00 per mcf floor was a "price insurance" premium that paid no benefits for this quarter.

Lease and Pipeline operating costs increased proportionately to the revenues from those activities. Consulting fees were reduced by approximately $75,000 as the Company reduced its reliance on outside services. Management believes revenues and related costs will continue to increase as additional development is completed and more wells are brought to production.

During this first quarter our net wells produced 142,445 mcf of gas as compared to gas production of 108,099 mcf during the year-earlier quarter ended August 31, 2001. In order to substantially grow our gas production beyond its current level a higher rate of new well development is required.

We have over 50,000 acres of undeveloped acreage in our inventory on which to conduct substantial new well development over the next several years. Our existing pipeline infrastructure is capable of supporting a significant amount of new gas development. Our skilled workforce and fleet of construction equipment are also ready for more development activity. The main factor affecting the rate of our development activity is the availability of capital, which is further discussed in the next section.

Capital Resources And Liquidity

The most significant aspect of our financing activities for the quarter was a net reduction in debt while still investing about $675,000 into fixed assets. This was achieved by: reinvesting the proceeds of the sale of the leasehold acreage in Anderson County, totaling $563,771; the proceeds of the sale of convertible debentures, totaling $60,000; and, the proceeds of the sale of common stock, totaling $61,000. Payment of long term debt, totaling $129,392, was accomplished out of funds generated by operations. The Company also paid for certain expenses totaling $8,650 by issuance of common stock.

The six new wells that were completed this quarter comprise less than one-third of the planned rate of development that we expect to achieve in the near future. The limiting factor is the availability of capital, since the Company has relied primarily on internally generated cash flow for investment capital during this past quarter.

The Company is currently working with a bank to arrange a new credit facility that would provide the Company with significant additional capital resources with which to fund the desired higher rate of new well development. The closing of the credit facility is contingent upon the negotiation of a definitive credit agreement, the closing of the Company's previously announced proposed acquisition of STP Inc.'s Cherokee Basin properties and the satisfaction of other closing conditions that are typical for similar credit facilities. See the Company's Form 10-KSB for the fiscal year ended May 31, 2002 for more information regarding the STP acquisition.

The Company continues to have current liabilities in excess of current assets for a current ratio of less than one. This is primarily due to the current portion of long-term notes payable. However, since our cash investment emphasis is on long-term assets such as gas reserves and pipelines, our current assets are not expected to grow significantly since most of our cash reserves are being re-invested into these long-term assets. Although debt incurred for new development has significant bank payments, these payments have been more than offset by the revenue created from gas sales and pipeline transportation fees from these debt-funded assets. Growth on our balance sheet is expected to occur primarily in the gas property and pipeline asset section instead of in the current asset section. We anticipate that future development of gas reserves and pipelines will be funded out of both cash flow and the expanded credit facility. The Company is presently operating profitably and is able to meet minimum financing requirements from operating cash flow. An expanded credit facility should allow the Company to accelerate development and revenue growth.


Item 3. Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Commitments and Contingencies", which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

During the quarter, the Company made two sales of restricted shares of its common stock to two accredited investors who were also existing shareholders of the Company; 30,000 shares on June 15, 2002 for $36,000; and 17,858 shares on June 19, 2002 for $25,000. Proceeds of both transactions were used as working capital.

On July 29, 2002, the directors of the Company authorized the issuance of 10,000 restricted shares of common stock to Mr. Jim Vin Zant, an accredited investor and an existing Quest shareholder, as partial compensation for his land leasing services. On July 31, 2002, 775 shares of restricted common stock were authorized for issuance to Mr. Michael Wharry as partial compensation for an oil and gas lease. These 10,775 shares were assigned a value of $8,650.

Seven outstanding convertible debentures with an aggregate principal value of $220,000 were converted to 219,648 shares of restricted common stock in accordance with the terms and conditions of the debentures, which allow conversion into the number of shares determined by dividing the unpaid principal balance of the debenture and the accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period. These debenture conversions occurred throughout the quarter as follows:
$25,000 converted into 23,585 shares on June 20, 2002; $25,000 converted into 23,810 shares on June 22, 2002; $50,000 converted into 50,505 shares on July 29, 2002; $20,000 converted into 20,202 shares on July 29, 2002; $25,000 converted into 25,000 shares on July 30, 2002; $50,000 converted into 50,505 shares on July 31, 2002; and $25,000 converted into 26,041 shares on August 16, 2002.

Three new convertible debentures were issued during the quarter, all having an interest rate of 8% and a term of three years. One debenture was issued for $25,000 on June 7, 2002; another for $25,000 on July 5, 2002; and another debenture was issued for $10,000 on August 12, 2002; with all of the proceeds being used for working capital. All three of these debenture purchasers were accredited investors at the time of purchase, while one was both an existing debenture holder and stockholder of the Company. Another purchaser was an existing Quest shareholder and the third purchaser already owned a debenture previously issued by the Company. The debentures are convertible into common stock at any time after the first anniversary of their issue date. The number of shares of common stock to be issued upon conversion will be determined by dividing the unpaid principal balance of the debenture and accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period.

All of the above  transactions were exempt from registration  pursuant to either
Section 4(2) of the Securities Act or Regulation D. These securities were sold without a general solicitation, and, except for the shares issued to Mr. Wharry for an oil and gas lease, to existing shareholders or debenture holders of the Company that were accredited investors. The securities were issued with a legend restricting resale.

Item 3. Default Upon Senior Securities

      None

Item 4. Submission of Matters to Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

     On August 28, 2002, the Company filed a Report on Form 8-K to report the filing of the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Company's Form 10-KSB for the fiscal year ended May 31, 2002.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of October, 2002.

                                          Quest Resource Corporation

                                          /s/ Douglas L. Lamb
                                          -------------------------------
                                          Douglas L. Lamb, President and
                                          Chief Financial Officer

Certifications

I, Douglas L. Lamb, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quest Resource Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002


/s/ Douglas L. Lamb
-----------------------
Douglas L. Lamb
Chief Executive and Financial Officer