Form 10QSB
period 2002-11-30
QUEST RESOURCE CORP
filed 2003-01-14
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2002.

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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of January 13, 2003 was 12,799,984.


Transitional Small Business Disclosure Format:        Yes  [  ]     No  [XX]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . .    3

      Item 1.       Financial Statements  . . . . . . . . . . . . . . . . .    3

                  Consolidated Unaudited Financial Statements . . . . . . .  F-1

      Item 2.     Management's Discussion And Analysis Or
                  Plan Of Operation   . . . . . . . . . . . . . . . . . . .    4

            Forward-looking Information . . . . . . . . . . . . . . . . . .    4

            Business Of Issuer  . . . . . . . . . . . . . . . . . . . . . .    4

            Significant Developments During Quarter Ended November 30, 2002.   4

            Results Of Operations . . . . . . . . . . . . . . . . . . . . .    5

            Capital Resources And Liquidity . . . . . . . . . . . . . . . .    6

      Item 3.     Controls and Procedures . . . . . . . . . . . . . . . . .    7

PART II - OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . .    8

      Item 1.     Legal Proceedings   . . . . . . . . . . . . . . . . . . .    8

      Item 2.     Changes In Securities And Use Of Proceeds . . . . . . . .    8

      Item 3.     Default Upon Senior Securities  . . . . . . . . . . . . .    9

      Item 4.     Submission Of Matters To Vote Of Security Holders . . . .   10

      Item 5.     Other Information . . . . . . . . . . . . . . . . . . . .   10

      Item 6.     Exhibits And Reports On Form 8-K  . . . . . . . . . . . .   10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Except as otherwise required by the context, references in this quarterly report to "we," "our," "us," "Quest" or "the Company" refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Energy Service, Inc., and STP Cherokee, Inc. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended November 30, 2002, a statement of operations and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2002. Further reference should also be made to the two Forms 8-K filed on November 18, 2002 and November 27, 2002.

                           QUEST RESOURCE CORPORATION
                           Consolidated Balance Sheet
                                   (Unaudited)

                                              ---------------   ---------------
                                               November 30          May 31
                                                   2002              2002
                                              ---------------   ---------------
                                   A S S E T S
Current Assets
--------------
    Cash                                      $      508,309    $       76,545
    Accounts Receivable                            1,778,924           602,378
    Futures Contracts                                  4,399            45,716
    Parts & Supplies                                 122,028            91,168
                                              ---------------   ---------------

        Total Current Assets                  $    2,413,660    $      815,807

Property & Equipment
--------------------
    Property & Equipment                           1,122,893         1,031,442
    Less: Allowance for Depreciation                (461,200)         (376,290)
                                              ---------------   ---------------
                                                     661,693           655,152

Pipeline Assets, net                              10,596,879         4,068,923

Oil & Gas Properties
--------------------
    Properties being  Amortized                   12,778,184         3,920,672
    Properties not being  Amortized                2,151,231           665,439
    Less: Accumulated depreciation,
    depletion, and amortization                     (652,355)         (455,418)
                                              ---------------   ---------------
                                                  14,277,060         4,130,693

Other Assets
------------
    Goodwill                                         513,253                 -
                                              ---------------   ---------------
                                                     513,253                 -

        Total Assets                          $   28,462,545    $    9,670,575
                                              ---------------   ---------------

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

Current Liabilities
-------------------
    Accounts Payable                          $    1,391,018    $      166,475
    Oil & Gas Payable                              1,181,407           506,989
    Accrued Expenses                                 139,618            30,660
    Notes Payable, Current Portion                   249,427         1,847,449
    Deferred Income Tax Payable                      467,804           340,499
                                              ---------------   ---------------

        Total Current Liabilities                  3,429,274         2,892,072

Non-Current Liabilities
-----------------------
    Convertible Debentures                           407,000           462,000
    Note Payable                                  13,554,283         3,552,346
    Less Portion Shown as Current                   (249,427)       (1,847,449)
                                              ---------------   ---------------
                                                  13,711,856         2,166,897
                                              ---------------   ---------------
        Total Liabilities                         17,141,130         5,058,969

Commitments and contingencies                              -                 -

Stockholders' Equity
--------------------
    Preferred stock, 50,000,000 Shares
      Authorized $.001 par value, 10,000
      shares issued and outstanding                       10                10
    Common Stock, 950,000,000 Shares
      Authorized $.001 par value, 12,799,984
      and 6,599,917 shares issued and
      outstanding                                     12,800             6,600
    Paid In Surplus                               10,885,941         4,441,071
    Retained Earnings                                422,664           163,925
                                              ---------------   ---------------
                                                  11,321,415         4,611,606
                                              ---------------   ---------------

        Total Liabilities and
        Stockholders' Equity                  $   28,462,545    $    9,670,575
                                              ===============   ===============


                           QUEST RESOURCE CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               --------------------------- ---------------------------
                                               For the Three Months Ended    For the Six Months Ended

                                                      November 30                 November 30
                                               --------------------------- ---------------------------
                                                   2002          2001          2002          2001
                                               ------------- ------------- ------------- -------------
Revenue
-------
   Oil & Gas Production Revenue                  $  824,977    $  245,997   $ 1,070,932    $  521,875
   Gas Pipeline Revenue                             341,940       231,514       635,665       476,400
   Oil & Gas Operations                             346,458        60,794       645,781       182,920
   Pipeline Operations                              133,982       114,861       275,253       217,044
   Pipeline and Property Development                226,857       778,672       518,685     1,079,836
   Oil Trucking & Marketing                          18,214        44,074        33,918        63,117
   Futures Contract Income (Loss)                   (27,390)      (38,140)      (73,390)      266,260
   Other Revenue                                     51,271        73,156        96,220       230,756
                                               ------------- ------------- ------------- -------------

      Total Revenues                              1,916,309     1,510,928     3,203,064     3,038,208

Cost of Revenues
----------------
   Oil & Gas Production Costs                       284,495       183,486       441,227       305,218
   Pipeline Operating Costs                         169,233       160,146       348,349       319,310
   Purchases & Outside Services                     229,058       319,172       500,718       625,287
   Wages                                            251,330       205,329       426,265       362,039
   Payroll Taxes                                     13,725        12,586        27,476        25,059
   Depreciation, Depletion & Amortization           234,119       157,784       340,454       276,289
   Other Cost of Revenues                            48,856        20,328        93,466        60,684
                                               ------------- ------------- ------------- -------------
      Total Cost of Revenues                      1,230,816     1,058,831     2,177,955     1,973,886

      Gross Profit                               $  685,493    $  452,097    $1,025,109    $1,064,322

General and Administrative Expenses
-----------------------------------
   Interest                                      $  109,536    $   59,686    $  193,770    $  113,870
   Insurance                                         52,388        39,139       116,367        84,340
   Repairs                                           23,936        61,298        55,827        89,328
   Consulting                                       152,050        85,271       160,700       168,271
   Other Expenses                                    71,155        44,708       149,553       145,516
                                               ------------- ------------- ------------- -------------

      Total General and Administrative Expenses     409,065       290,102       676,217       601,325

      Income (Loss) from continuing operations
      before other income and expense and
      income taxes                                  276,428       161,995       348,892       462,997

Other Income
------------
   Interest Income                                      107         1,389           186         2,653
                                               ------------- ------------- ------------- -------------
      Total Other Income                                107         1,389           186         2,653

      Net Income Before Income Taxes                276,535       163,384       349,078       465,650

      Provision for Income Taxes                    (85,980)      (62,086)     (154,978)     (176,947)

      Net Income                                 $  190,555    $  101,298    $  194,100    $  288,703
                                               ============= ============= ============= =============

      Net Income per share                       $    0.023    $    0.016    $    0.025    $    0.046

      Weighted Average Number of
          Shares Outstanding                      8,451,291     6,245,417     7,628,258     6,245,417


                           QUEST RESOURCE CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                  -----------------------------
                                                    For the Six Months Ended
                                                          November 30
                                                  -----------------------------
                                                      2002             2001
                                                  -------------     -----------
Cash Flows from Operating Activities:

        Net Income (Loss)                           $  258,739         288,703
        Adjustments to Reconcile Excess
        Contributions to cash provided from
        operations:
               Depreciation                            143,744         109,708
               Amortization                              3,196          17,743
               Depletion                               223,310         148,838
               Stock Issued for Services               130,000               -
               Accounts Receivable                    (555,324)         39,568
               Futures Contract                         41,317         182,760
               Parts & Supplies                        (30,860)        (88,914)
               Accounts Payable                      1,224,543         157,348
               Oil & Gas Payable                       674,418        (172,630)
               Deferred Income Tax Payable             127,305         150,494
               Accrued Expenses                        108,958            (124)
                                                  -------------     -----------

               Total Adjustments                     2,090,607         944,791

Net Cash provided from Operating Activities          2,349,346       1,233,494

Cash flows from Investing Activities:
               Sale of Leasehold Acreage               563,771               0
               Fixed Assets                         (3,961,503)     (2,402,146)
                                                  -------------     -----------

Net Cash used in Investing Activities               (3,397,732)     (2,402,146)

Cash flows from Financing Activities
               Change in Long-Term Debt              1,352,150         978,539
               Convertible Debentures                  122,000         240,000
               Common Stock                              6,000               0
                                                  -------------     -----------

Net Cash provided from (used in)
Financing Activities                                 1,480,150       1,218,539

Net Increase (Decrease) in Cash                       (431,764)         49,887

Cash Balance, Beginning of Period                       76,545         188,006

Cash Balance, End of Period                         $  508,309       $ 138,119
                                                  =============     ===========

                                               QUEST RESOURCE CORPORATION
                                     Consolidated Statement of Stockholders Equity
                                                      (Unaudited)

                                                Preferred    Common                   Accumulate
                                                 Shares      Shares                      Othe
                           Preferred  Common       Par         Par         Paid-In   Comprehensive    Retained
                           Shares     Shares      Value       Value        Capital   Income (Loss)    Earnings       Total
                           ---------------------------------------------------------------------------------------------------
Balance June 1, 2002        10,000    6,599,917  $      10   $    6,600  $ 4,441,071   $         -   $  163,925    $ 4,611,606

Stock Issued for Cash                    47,858                      48       60,952                               $    61,000

Stock Issued for Debt                   215,871                     215      219,785                               $    20,000

Stock Issued for Services                10,775                      11        8,639                               $     8,650

Comprehensive Income:
  Net Income                                                                                             68,184    $    68,184
  Unrealized Loss of
  Futures Contract                                                                          (9,723)                     (9,723)
                                                                                                                  ------------
Total Comprehensive Income                                                                                              58,461
                           ---------------------------------------------------------------------------------------------------
Balance August 31, 2002     10,000    6,874,421  $      10   $    6,874  $ 4,730,447    $   (9,723)  $  232,109    $ 4,959,717

Stock Issued for Merger               5,380,785                   5,381    5,590,634                                 5,596,016

Stock Issued for Options                  6,000                       6        5,994                                     6,000

Stock Issued for Debt                    77,778                      78       79,922                                    80,000

Stock Issued for Oil &
Gas  Lease                                1,000                       1        1,003                                     1,004

Stock Issued for Services               130,000                     130      135,070                                   135,200

Stock Issued for Assets                 330,000                     330      342,870                                   343,200

Comprehensive Income:
  Net Income                                                                                            190,555    $   190,555
Unrealized Loss of Futures
  Contract                                                                                   9,723                 $     9,723
                                                                                                                  ------------
Total Comprehensive Income                                                                                             200,278
                           ---------------------------------------------------------------------------------------------------
Balance November 30, 2002   10,000   12,799,984  $      10   $   12,800   $10,885,941   $        -   $  422,664    $11,321,415
                           ===================================================================================================

                          Quest Resource Corporation
                          --------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               November 30, 2002
                               -----------------


                                  (Unaudited)
                                  -----------


NOTE 1 - BASIS OF PRESENTATION


The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2003. Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2002.


PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

Quest Energy Service, Inc. ("QES"), Quest Oil and Gas Corporation ("QOG"), Ponderosa Gas Pipeline Company, Inc., ("PGPC"), all being Kansas corporations, and STP Cherokee, Inc., an Oklahoma Corporation ("STP"), are wholly owned subsidiaries of Quest Resource Corporation, a Nevada corporation ("QRC" or the "Company"). Financial reporting by the subsidiaries is consolidated into one set of financial statements for QRC. QES provides service and construction activities required for the operation and development of the Company's oil and gas properties and the gas pipelines. QES derives approximately 90% of its revenue from servicing QRC assets. PGPC's primary assets are approximately one hundred and sixty miles of gas gathering pipelines throughout southeast Kansas.

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

                          Quest Resource Corporation
                          --------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               November 30, 2002
                               -----------------


                                  (Unaudited)
                                  -----------


PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES (con't)

On November 7, 2002 an Agreement and Plan of Reorganization was consummated whereby the Company acquired STP Cherokee, Inc. ("STP") as reported on the Form 8-K filed November 18, 2002. Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Jerry D. Cash, the sole stockholder of STP, 5,380,785 shares of Company common stock, representing approximately 42% of the common stock of the Company, in exchange for 100% of the outstanding common stock of STP.

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share and are excluded from the calculation.

Common Stock

During the quarter ended November 30, 2002, the Company issued a total of 5,925,563 shares of its common stock in the following transactions:
   1) On November 7, 2002, 5,380,785 shares were issued in connection with the merger.
   2) In  October  and  November  2002,  the  Company   converted   $80,000   in
      convertible debentures for a total of 77,778 shares of its common stock per the agreement in the initial debentures.
   3) During the quarter the Company issued 130,000 shares of its common stock to related individuals for services for the Company.
   4) In November of 2002, the Company issued 330,000 shares of its common stock for Assets valued at $343,200, and 1,000 shares of its common stock valued at $1,040 for an oil and gas lease.
   5) Also, during the quarter ended November 30, 2002, the Company sold 6,000 shares of its common stock for $6,000.

NOTE 2 - SALE OF ACREAGE

The Company completed a transaction to sell 22,550 acres of oil and gas leases in July 2002. The Company received a total of $563,771 for these leases and had a total cost basis of $159,623 in these leases. The proceeds were recorded as a reduction to the cost of oil and gas properties in the balance sheet since the Company follows the full cost method of accounting for oil and gas properties.

                          Quest Resource Corporation
                          --------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               November 30, 2002
                               -----------------


                                  (Unaudited)
                                  -----------


NOTE 3 - ACQUISITION

On November 7, 2002, the Company, STP Cherokee, Inc. ("STP") and Jerry D. Cash, the sole stockholder of STP, consummated an Agreement and Plan of Reorganization by and among the Corporation, STP and Mr. Cash, dated as of November 7, 2002 (the "Reorganization Agreement"). Pursuant to the terms and conditions of the Reorganization Agreement, the Corporation issued to Mr. Cash 5,380,785 shares of the common stock of the Corporation, representing approximately 42% of the common stock of the Corporation after giving effect to the transactions contemplated by the Reorganization Agreement, in exchange for 100% of the outstanding common stock of STP (the "Stock Exchange"). The transaction is being accounted for as a "purchase" following the procedures of SFAS 142, "Accounting for Business Combinations.

      The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

              Current Assets                  $ 1,134,100
              Fixed Assets                     13,773,412
              Goodwill                            513,253
              Debt Assumed                    ( 9,631,419)
                                              ------------

              Net Assets Acquired             $ 5,789,346
                                              ============

Pro-forma Summary Data (Unaudited)

The following pro-forma summary data for the three and six months ended November 30, 2002 and 2001 presents the consolidated results of operations as if the acquisition of STP Cherokee, Inc. made on November 7, 2002 had occurred on June 1, 2001. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as June 1, 2001 or of results that may occur in the future.

                    Three Months Ended November 30  Six Months Ended November 30
                           2002           2001             2002          2001
                    ------------------------------------------------------------

Pro-forma Revenue      $ 2,439,984    $ 1,720,141      $ 4,203,932   $ 3,588,679
Pro-forma Net Income       242,046        115,249          337,155       340,925

Pro-forma net income
  per share                   $.03          $.018           $ .044        $ .054

                          Quest Resource Corporation
                          --------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               November 30, 2002
                               -----------------

                                  (Unaudited)
                                  -----------

NOTE 4 - NOTES PAYABLE

On November 7, 2002, the Company, as borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation and STP Cherokee, Inc., as guarantors, entered into a $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a $20 million credit agreement with Wells Fargo Energy Capital, Inc. ("WF Energy Capital"). The maximum amount that the Company may borrow under the two credit agreements is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation is $15,000,000. At the execution of the credit agreements, the Company obtained an initial advance of $12,500,000. The balance of the two Wells Fargo loans as of November 30, 2002 was $13.0 million.

In connection with the WF Energy Capital credit agreement, the Company issued a warrant to WF Energy Capital to acquire up to 1.6 million shares of the Company's common stock at a purchase price of $0.001 per share at any time on or before November 7, 2007. The warrant contains anti-dilution protection for WF Energy Capital in the event that the Company issues common stock or warrants or options to acquire common stock or securities convertible into common stock below certain specified prices. The agreement pursuant to which the warrant was issued contains restrictions on the Company entering into transactions with affiliates or paying dividends. In addition, WF Energy Capital has the right from and after the earlier to occur of November 7, 2005 and the date the amounts due under the WF Credit Agreement are paid in full, and before November 7, 2007, to require the Company to purchase the warrant at a price equal to $2.5 million; provided that if the purchase price for the warrant plus the total amount of interest received under the WFEC Credit Agreement would exceed the amount of interest that would have been paid on the WFEC Credit Agreement if it had borne interest at the rate of 18% per annum (the "Maximum Interest Amount"), then the purchase price for the warrant will be reduced to an amount such that the sum of the warrant purchase price plus the total amount of interest received under the WFEC Credit Agreement does not exceed the Maximum Interest Amount.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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


Business Of Issuer

Our primary business is the production and transportation of natural gas in a 700 square mile region of southeast Kansas and northeast Oklahoma which is served by our gas pipeline network. Our main focus is upon the development of Company-owned coal bed methane gas reserves in our pipeline region and upon the continued enhancement of the pipeline system and supporting infrastructure.


Significant Developments During The Quarter Ended November 30, 2002

On November 7, 2002 an Agreement and Plan of Reorganization (the "Reorganization Agreement") was consummated whereby the Company acquired STP Cherokee, Inc. ("STP") as reported on the Form 8-K filed November 18, 2002. Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Jerry D. Cash, the sole stockholder of STP, 5,380,785 restricted shares of Company common stock, representing approximately 42% of the common stock of the Company, in exchange for 100% of the outstanding common stock of STP.

The STP acquisition also required the Company to assume approximately $10,000,000 in debt. As reported on the Form 8-K filed with the SEC on November 27, 2002, this debt was re-financed with the establishment of a $20,000,000 credit facility with Wells Fargo Bank, N.A. and another $20,000,000 credit facility with Wells Fargo Energy Capital, Inc. See "Capital Resources and Liquidity" for additional information regarding these credit facilities. In connection with the Wells Fargo Energy Capital credit facility, the Company issued Wells Fargo Energy Capital a warrant to acquire up to 1.6 million shares of the Company's common stock at a purchase price of $0.001 per share at any time on or before November 7, 2007. See "Changes in Securities and Use of Proceeds" for additional information regarding the warrant.

The assets of STP Cherokee, Inc. include 130 gross (128 net) gas wells, oil and gas leases covering 48,000 gross (44,250 net) acres, and approximately 180 miles of gas gathering pipelines. These assets are located in northeast Oklahoma and southeast Kansas and are near the Company's existing assets. STP's pipelines currently gather about 7,500 mcf of gas per day which includes approximately 6,000 mcf produced by STP.

In connection with the STP acquisition, the Company acquired the natural gas marketing business of Bonanza Energy Corporation of Kansas, which had previously acted as the sole marketer of the Company's natural gas production, and certain gas and pipeline assets from Crown Properties LC. See "Changes in Securities and Use of Proceeds" for additional information regarding these acquisitions.

Management believes that this combination of companies provides the critical mass of property and production in the Cherokee Basin required for more aggressive development in today's competitive environment. Quest now has increased its staff to 45 experienced oil and gas employees. The new Quest Board of Directors consists of two previous directors, Douglas L. Lamb and John C. Garrison, and two new directors, Jerry D. Cash and James B. Kite, Jr. Mr. Cash has been appointed Chairman of the Board, co-CEO and Chief Financial Officer. Mr. Lamb has been appointed President, co-CEO and Chief Operating Officer. In order to accommodate the above changes in directors, Richard M. Cornell resigned as a director of Quest on November 6, 2002. Mr. Cornell continues his valuable service to Quest as a key member of the management team of Quest Energy Service, Inc.

The acquisition of STP has dramatically increased the Company's assets and gas production. We now have 266 gross (250.51 net) producing oil and gas wells, 340 miles of gas gathering pipelines, approximately 105,000 acres under lease, and a bank line of credit to expand our drilling program. Total gas volume gathered is about 11,000 mcf per day with nearly 9,000 mcf being produced by the Company. These gas volumes are more than three times greater than the gas volumes prior to the STP acquisition.

On September 1, 2002, the beginning of this quarter, the Quest Oil & Gas Corporation ("QOG") subsidiary had 18 gross (17.5 net) wells in the process of being completed. During the quarter, QOG completed and put into operation 2 gross (1.15 net) new gas wells, one of which was drilled in the previous fiscal year. QOG also drilled 4 gas wells and purchased 1 gas well for a total of 5 gross (3.82 net) new gas wells during this quarter, all of which are being completed into producing wells. At the end of the quarter, there remained 21 gross (20.17 net) gas well completions in progress.

On September 1, 2002, STP Cherokee, Inc. had 22 gross (22 net) wells in the process of being completed. During the three months ended November 30, 2002, STP completed and put into operation 2 gross (2 net) new gas wells. STP also drilled 4 gross (4 net) new gas wells during the three months ended November 30, 2002, all of which are being completed into producing wells. As of November 30, 2002, there remained 24 gross (24 net) gas well completions in progress.


Results Of Operations

The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2002. Additional important reference documents include: the Form 10-QSB for the quarter ended August 31, 2002, and the two Forms 8-K filed in November, 2002. Comparisons made between reporting periods herein are for the three-month and six-month periods ended November 30, 2002 as compared to the same periods in 2001. The newly acquired STP assets provided revenue during this quarter only for the month of November. Summary pro-forma financial information, as if the STP assets were participating for the entire quarter, are available in the Notes To Financial Statements.

Total Revenue for the quarter ended November 30, 2002 was $1,916,309, as compared to revenue in the year-earlier quarter of $1,510,928. Net Income Before Income Taxes from these comparable quarters was $276,535 for the recent quarter ending November 30, 2002 as compared to $163,384 for the year-earlier quarter. As for the six-month period ended November 30, 2002, Total Revenue and Net Income Before Income Taxes were $3,203,064 and $349,078 respectively, as compared to $3,038,208 and $465,650 respectively for Total Revenue and Net Income Before Income Taxes for the six month period ended November 30, 2001. Factors causing the increased revenue include: the additional revenue from the newly acquired STP assets for the month of November; an average gas price for the quarter that was $1.10 higher than the comparable year-earlier quarter; and, an increased number of producing wells. As a result of these factors, several revenue categories increased substantially as compared to the similar three and six month periods of the previous year. Gas Pipeline Revenue were 48% or $110,426 over the prior year's comparable quarter and 33% or $159,265 over the previous comparable six month period. Oil and Gas Production Revenue increased 235% or $578,980 over the previous comparable quarter and $549,057 or 105% over the previous six month interval; and, Oil & Gas Operations receipts increased 470% or $285,664 for the quarter and 253% or $462,861 for the comparable six month period.

Pipeline and Property Development Revenue for the quarter was $551,815 less than the previous year quarter and, for the six month period ending November 30, 2002, was $561,151 less than the same six month period in the previous year. These declines were due to modest development activity during this quarter.
Since we were in the process of negotiating the new Wells Fargo credit facilities during the quarter, we did not seek alternative sources of funding to increase the development program, because we believed that the alternative funding sources would have been on less favorable terms than the Wells Fargo credit facilities.

Due to reduced development activities, Purchases and Outside Services Expense was $90,114 less than the year earlier quarter and, for the six month period was $124,569 less than the same previous year period. Oil & Gas Production Costs increased by 55% or $101,009 for the comparable quarterly periods and by 44% or $136,009 for the comparable six month periods, which was due to the increasing number of new operating gas wells and the addition of the STP gas properties. Consulting Fees increased $66,779 for the comparable quarterly periods, but on a six month period Consulting Fees were $7,571 less than the previous year six month period. The increased Consulting Fees in the comparable quarterly periods were a result of finalizing certain outstanding consulting compensation issues prior to the STP acquisition.

With improved gas prices and the growing gas production volumes from both internal development and acquisitions, the Company's Net Cash From Operating Activities are on the rise. Net Cash From Operating Activities for the six month period ended November 30, 2002 is $2,349,346 as compared to the same six month period in the previous fiscal year of $1,233,494.

During this second quarter our net wells, excluding the newly acquired STP wells, produced 150,090 mcf of gas as compared to gas production of 142,445 mcf during the previous quarter and 155,267 mcf during the year-earlier quarter ended November 30, 2001. Therefore, the modest amount of new development accomplished in the previous twelve months was more than offset by decline in gas production from existing wells. In addition to these gas volumes, another 126,416 mcf was produced just during the month of November by the newly acquired STP wells. Therefore, the additional STP gas production has more than tripled the previous Company-owned gas production rate. We anticipate that the Company's development activity should significantly increase during the remainder of fiscal year 2003.


Capital Resources And Liquidity

The Company's access to working capital has been greatly enhanced by the two $20,000,000 credit facilities now in place with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The total amount the Company may borrow under the two credit facilities is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation is $15,000,000, which is expected to be revised early this year upon submission of updated gas reserve estimates. Our ability to fully implement our expanded drilling program is dependent upon being able to raise the borrowing limitation applied to the credit facilities. Although we believe that we will have adequate additional reserves to support an increase to the borrowing limitation, no assurance can be given that we will be able to obtain an increase sufficient to support all of our development plans. See the Company's Form 8-K filed November 27, 2002 for additional information regarding the Wells Fargo credit facilities.

An important cash flow aspect of the new credit facilities is that only the payment of interest is required through November, 2005. In connection with the Wells Fargo Energy Capital credit facility, Quest issued a warrant to Wells Fargo Energy Capital to acquire up to 1,600,000 shares of Quest Common stock at a price of $0.001 per share. This refinancing of existing debt with interest-only payments through 2005 is expected to provide significant additional capital for development and potential acquisitions.

The subsidiary  entity Quest Energy Service,  Inc. ("QES") is not a party to the
Wells  Fargo  credit  agreements.   Instead,  QES  has  retained  local  banking
relationships for its financing requirements.

The most significant aspect of our financing activities for the quarter was certainly the attainment of the Wells Fargo lines of credit. Only a limited amount of working capital was raised from non-bank financing during the quarter as follows: proceeds from the sale of two convertible debentures totaled $80,000; and, proceeds from the sale of common stock amounted to only $6,000. The Company also paid for certain expenses totaling $135,200 by the issuance of restricted common stock.

During the month of December, 2002, the Company established two fixed-price hedging positions for the future sale of natural gas. One transaction is for 5,000 MMBtu per day of natural gas during a 10 month period beginning January 1, 2003 and ending October 31, 2003 at a fixed price of $4.00 per MMBtu. The other transaction is for 2,000 MMBtu per day during a 12 month period beginning April 1, 2003 and ending March 31, 2004 at a fixed price of $4.24 per MMBtu.

The Company plans to invest over $4,000,000 to drill and complete at least 70 new wells in the 2003 calendar year, which represents an unprecedented level of new development. We believe such funding will be available from both internal cash flow and the Wells Fargo credit facilities. On-going improvements to our pipeline infrastructure are also underway with the construction of a new 10" delivery pipeline three miles in length to provide increased delivery capacity from our Edna Hollow gas field located south of Edna, Kansas where our gas production capability has exceeded the existing 6" delivery pipeline.


ITEM 3. CONTROLS AND PROCEDURES.

Within 30 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's co-Chief Executive Officers, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the co-Chief Executive Officers, and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

The acquisition of STP caused an expansion of the senior management team and the board of directors requiring further dissemination of the Company's disclosure controls and procedures. These additional members of the Company's management have been briefed on the specifics of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14. During the quarter there were no significant changes in the Company's internal controls. Other than the expansion of our senior management team, there were no other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Commitments and Contingencies", which is incorporated herein by reference.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 15, 2002, the Company made one sale of 6,000 restricted shares of its common stock to Mr. Jim Vin Zant, an accredited investor who is also an existing shareholder of the Company for $6,000. Mr. Vin Zant's purchase price was partial compensation for services he provided to the Company in the year 2002. Proceeds of the transaction were used as working capital.

On October 4, 2002, a $30,000 debenture was converted at a price of $1.08 into 27,778 shares of restricted common stock in accordance with the terms and conditions of the debenture, which allows conversion into the number of shares determined by dividing the unpaid principal balance of the debenture and the accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period.

On October 17, 2002, a $50,000 debenture was converted to 50,000 shares of restricted common stock in accordance with its terms and conditions.

On October 18, 2002, 1,000 shares of restricted common stock were authorized for issuance to Mr. William Matney as partial compensation for an oil and gas lease.

On November 2, 2002, 20,000 shares of restricted common stock were issued to each of the three directors of the Company as their entire compensation for the previous four years of service. Another 50,000 shares were issued to Mr. Richard
M. Cornell as compensation for his various forms of service to the Company during his previous five-year tenure.

On November 2, 2002, 20,000 shares of restricted common stock were issued to Mr. Michael L. Ebers for geological consulting services.

On November 4, 2002 and as reported in the Schedule 13D filed with the SEC on November 18, 2002, the Company issued 300,000 shares of restricted common stock to Bonanza Energy Corporation of Kansas ("BECK") for the purchase of BECK's gas marketing business and 30,000 shares of restricted common stock to Crown Properties, LC for the purchase of certain gas pipeline assets. BECK is owned jointly by Douglas L. Lamb and Marsha K. Lamb. Crown Properties, LC is owned solely by Mrs. Lamb. Mr. and Mrs. Lamb are husband and wife, citizens of the United States, and are both employed by the Company. Mr. Lamb is Co-Chief Executive Officer, President and Chief Operating Officer of the Company. They primarily work from the Company's offices located at 701 East Main Street, Benedict, Kansas 66714. The number of shares issued in these acquisitions was determined by dividing the fair market value of the acquired assets/businesses (based on the profitability of each activity and the additional revenue that the Company is expected to receive from each) by the stock price of the Company 's Common Stock at the time the Company and STP agreed in principle to the reorganization. The valuations and the price per share were approved by all of the directors of the Company and Mr. Cash. The Company did not obtain any appraisals or fairness opinions in connection with such determinations.

On November 7, 2002 and as reported in the Schedule 13D filed with the SEC on November 18, 2002, the Company authorized the issuance of 5,380,785 shares of restricted common stock in conjunction with the acquisition by the Company of 100% of the outstanding common stock of STP. Mr. Cash was the sole stockholder of STP. The number of shares issued in the acquisition was determined by negotiations between the Board of Directors of the Company and Mr. Cash as to the relative valuations of the assets, properties, reserves and liabilities of STP and the Company which were based primarily upon independent engineering reserve studies for the properties owned by the Company and STP.

Three new convertible debentures were issued during the quarter, all having an interest rate of 8% and a term of three years. One debenture was issued for $25,000 during this quarter although it was effective on August 27, 2002. Another debenture was issued for $30,000 with an effective date of September 15, 2002. A final debenture was issued for $50,000 on October 17, 2002. All of the debenture proceeds were used for working capital primarily for development of new gas wells and pipeline infrastructure. All three of these debenture purchasers were accredited investors and Quest shareholders at the time of purchase, while two were also holders of previously issued debentures. The debentures are convertible into common stock at any time after the first anniversary of their issue date. The number of shares of common stock to be issued upon conversion will be determined by dividing the unpaid principal balance of the debenture and accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period.

On November 7, 2002, the Company, as borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation and STP Cherokee, Inc., as guarantors, entered into a $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a $20 million credit agreement with Wells Fargo Energy Capital, Inc. ("WF Energy Capital"). See "Management's Discussion and Analysis or Plan of Operations--Capital Resources and Liquidity" for additional information regarding the WFEC Credit Agreement. In connection with the credit agreements, the Company issued a warrant to WF Energy Capital to acquire up to 1.6 million shares of the Company's common stock at a purchase price of $0.001 per share at any time on or before November 7, 2007. The warrant contains anti-dilution protection for WF Energy Capital in the event that the Company issues common stock or warrants or options to acquire common stock or securities convertible into common stock below certain specified prices. The agreement pursuant to which the warrant was issued contains restrictions on the Company entering into transactions with affiliates or paying dividends. In addition, WF Energy Capital has the right from and after the earlier to occur of November 7, 2005 and the date the amounts due under the WF Credit Agreement are paid in full, and before November 7, 2007, to require the Company to purchase the warrant at a price equal to $2.5 million; provided that if the purchase price for the warrant plus the total amount of interest received under the WFEC Credit Agreement would exceed the amount of interest that would have been paid on the WFEC Credit Agreement if it had borne interest at the rate of 18% per annum (the "Maximum Interest Amount"), then the purchase price for the warrant will be reduced to an amount such that the sum of the warrant purchase price plus the total amount of interest received under the WFEC Credit Agreement does not exceed the Maximum Interest Amount.

All of the above  transactions were exempt from registration  pursuant to either
Section 4(2) of the Securities Act or Regulation D. These securities were sold without a general solicitation, and, except for the shares issued to Mr. Matney for an oil and gas lease, to existing shareholders or debenture holders of the Company that were either accredited investors or were employed by the Company. The securities were issued with a legend restricting resale.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

         2.1 Agreement and Plan of Reorganization dated as of November 7, 2002, by and among Quest Resource Corporation, STP Cherokee, Inc. and Jerry D. Cash (incorporated by reference from
                   Exhibit 2.1 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 19,
                   2002).
         3.1 Amended and Restated Bylaws of Quest Resource Corporation (incorporated by reference from Exhibit 3.1 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 19, 2002).
         4.1 Form of Credit Agreement by and among Quest Resource Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, STP Cherokee, Inc. and Wells Fargo Energy Capital, Inc., dated as of November 7, 2002 (incorporated by reference from Exhibit 4.1 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002).
         4.2 Form of Credit Agreement among Quest Resource Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, STP Cherokee, Inc., Wells Fargo Bank Texas, N.A. and the Other Financial Institutions as Party Thereto, dated as of November 7, 2002 (incorporated by reference from
                   Exhibit 4.2 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 27,
                   2002).
         4.3 Form of Subordination Agreement dated as of November 7, 2002 among Wells Fargo Energy Capital, Inc., Wells Fargo Bank Texas, N.A., Quest Resource Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, and STP Cherokee, Inc. (incorporated by reference from Exhibit 4.3 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002).

         4.4 Form of Warrant to purchase 1,600,000 shares of Common Stock dated November 7, 2002 issued by Quest Resource Corporation to Wells Fargo Energy Capital, Inc. (incorporated by reference from Exhibit 4.4 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002).
         10.1 Voting Agreement for Shares of Stock of Quest Resource Corporation dated as of November 7, 2002, by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash (incorporated by reference from Exhibit 10.1 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 19, 2002).
         10.2 Consent of Transferee of Quest Shares dated November 7, 2002, executed by Boothbay Royalty Company (incorporated by reference from Exhibit 10.2 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 19, 2002).
         10.3 Consent of Transferee of Quest Shares dated November 7, 2002, executed by Southwind Resources, Inc. (incorporated by reference from Exhibit 10.3 of Quest Resource Corporation's Form 8-K filed with the Securities and Exchange Commission on November 19, 2002).


     (b)   Reports on form 8-K.

               On October 15, 2002, the Company filed a Report on Form 8-K to report the filing of the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Company's Form 10-QSB for the fiscal quarter ended August 31, 2002.

               On November 18, 2002, the Company filed a Report on Form 8-K to report the acquisition of STP Cherokee, Inc. via an Agreement and Plan of Reorganization by and among the Company, STP and Jerry D. Cash, the sole stockholder of STP.

               On November 27, 2002, the Company filed a Report on Form 8-K to report the terms and conditions of the two $20,000,000 credit facilities established with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of January, 2003.


                                                Quest Resource Corporation

                                                By:  /s/ Jerry D. Cash
                                                     --------------------------
                                                     Jerry D. Cash
                                                     Co-Chief Executive Officer
                                                     Chief Financial Officer

                                                By: /s/ Douglas L. Lamb
                                                    ----------------------------
                                                    Douglas L. Lamb
                                                    President
                                                    Co-Chief Executive Officer

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

Date: January 13, 2003

/s/ Douglas L. Lamb
----------------------------
Douglas L. Lamb
President and Co-Chief Executive Officer

I, Jerry D. Cash, certify that:

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

Date: January 13, 2003


/s/ Jerry D. Cash
---------------------------
Jerry D. Cash
Co-Chief Executive Officer and Chief Financial Officer