Form 10QSB
period 2003-02-28
QUEST RESOURCE CORP
filed 2003-04-14
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to _____________________.

Commission file number: 0-17371

                           QUEST RESOURCE CORPORATION
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)


                 Nevada                                88-0182808
                 -------                               ----------
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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of April 14, 2003 was 12,817,970.


Transitional Small Business Disclosure Format:      Yes  [  ]     No  [XX]

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . 3

      Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . .3

                Consolidated Unaudited Financial Statements . . . . . .F-1

      Item 2.   Management's Discussion And Analysis Or
                Plan Of Operation   . . . . . . . . . . . . . . . . . . .4

           Forward-looking Information  . . . . . . . . . . . . . . . . .4

           Business Of Issuer . . . . . . . . . . . . . . . . . . . . . .4

           Significant Developments During Quarter Ended November 30,
           2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

           Results Of Operations. . . . . . . . . . . . . . . . . . . . .5

           Capital Resources And Liquidity. . . . . . . . . . . . . . . .6

      Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . .8

PART II - OTHER INFORMATION     . . . . . . . . . . . . . . . . . . . . .8

      Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . .8

      Item 2.   Changes In Securities And Use Of Proceeds . . . . . . . .9

      Item 3.   Default Upon Senior Securities  . . . . . . . . . . . . .9

      Item 4.   Submission Of Matters To Vote Of Security Holders . . . .9

      Item 5.   Other Information . . . . . . . . . . . . . . . . . . . .9

      Item 6.   Exhibits And Reports On Form 8-K  . . . . . . . . . . . .9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

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

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended February 28, 2003, a statement of operations, a statement of cash flows, and a statement of stockholders equity for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2002. Further reference should also be made to the two Forms 8-K filed on November 18, 2002 and November 27, 2002, which include financial statements for STP Cherokee, Inc. prior to its acquisition by Quest.

                           QUEST RESOURCE CORPORATION
                           Consolidated Balance Sheet
                                   (Unaudited)

                                        ------------    ------------
                                        February 28        May 31
                                           2003             2002
                                        ------------    ------------
                             A S S E T S
                             -----------
 Current Assets
    Cash                                $    147,960    $     76,545
    Accounts Receivable                    3,163,552         602,378
    Futures Contracts                          4,399          45,716
    Parts & Supplies                         158,922          91,168
                                        ------------    ------------
       Total Current Assets             $  3,474,833    $    815,807

 Property & Equipment
    Property & Equipment                   1,556,603       1,031,442
    Less: Allowance for Depreciation       (495,380)       (376,290)
                                        -------------   ------------
                                           1,061,223         655,152

Pipeline Assets, net                      10,729,947       4,068,923

 Oil & Gas Properties
    Properties being Amortized            14,535,272       3,920,672
    Properties not being Amortized         2,285,000         665,439
    Less: Accumulated depreciation,
    depletion, and                        (1,033,788)       (455,418)
    amortization                        ------------    ------------
                                          15,786,484       4,130,693
 Other Assets
    Goodwill                                 494,923               -
                                        ------------    ------------
                                             494,923               -

         Total Assets                   $ 31,547,410       9,670,575
                                        ============    ============

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
     ----------------------------------------------------------------------
Current Liabilities
    Accounts Payable                    $    872,382    $    166,475
    Oil & Gas Payable                      1,395,375         506,989
    Accrued Expenses                         206,204          30,660
    Notes Payable, Current Portion           268,798       1,847,449
    Deferred Income Tax Payable              960,840         340,499
                                        ------------    ------------
        Total Current Liabilities          3,703,599       2,892,072

 Non-Current Liabilities
    Convertible Debentures                   312,000         462,000
    Note Payable                          15,842,906       3,552,346
    Less Portion Shown as Current           (268,798)     (1,847,449)
                                        ------------    ------------
                                          15,886,108       2,166,897
                                        ------------    ------------
        Total Liabilities                 19,589,707       5,058,969
        Commitments and contingencies              -               -

 Stockholders' Equity
    Preferred stock, 50,000,000 Shares            10              10
        Authorized
    $.001 par value, 10,000 shares
        issued and outstanding                12,844           6,600
    Common Stock, 950,000,000 Shares
        Authorized
    $.001 par value, 12,844,114 and
        6,599,917 Shares
    Issued and outstanding
    Paid In Surplus                        10,950,897      4,441,071
    Retained Earnings                         993,952        163,925
                                        -------------   ------------
                                           11,957,703      4,611,606
                                        -------------   ------------
        Total Liabilities and
        Stockholders' Equity            $  31,547,410   $  9,670,575
                                        =============   ============

                           QUEST RESOURCE CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For the Three Months          For the Nine Months
                                                 Ended                         Ended
                                                February                     February 28

                                            2003           2002       2003           2002
Revenue
   Oil & Gas Production Revenue       $ 2,157,157     $  257,811   $ 3,228,089    $   779,686
   Gas Pipeline Revenue                   430,385        259,514     1,066,050        735,915
   Oil & Gas Operations                   580,379        163,032     1,226,160        345,953
   Pipeline Operations                    164,424        129,861       439,677        346,905
   Pipeline & Property Development        505,673        343,810     1,024,358      1,408,574
   Oil Trucking & Marketing                16,156         10,213        50,074         63,878
   Futures Contract Income (Loss)        (252,900)        32,000      (326,290)       298,260
   Other Revenue                           72,883         92,097       169,103        322,852
                                      -----------     ----------   -----------    -----------
        Total Revenues                  3,674,156      1,288,388     6,877,220      4,302,023


Cost of Revenues
   Oil & Gas Production Costs             524,965        199,865       966,192        430,601
   Pipeline Operating Costs               213,878        251,249       562,227        489,462
   Purchases & Outside Services           339,801        162,984       840,519        943,850
   Wages                                  268,105        170,763       694,370        532,802
   Payroll Taxes                           40,458         12,452        67,934         37,511
   Depreciation, Depletion &
      Amortization                        435,863        148,826       776,317        425,666
   Other Cost of Revenues                 109,397         38,374       202,863         99,058

     Total Cost of Revenues             1,932,466        984,513     4,110,421      2,958,950
                                      -----------     ----------   -----------    -----------
     Gross Profit                     $ 1,741,690      $ 303,825   $ 2,766,799    $ 1,343,073

General and Administrative Expenses
   Interest                           $   331,545      $  64,200   $   525,315    $   197,159
   Insurance                               66,779         37,864       183,146        122,203
   Repairs                                 38,777         28,939        94,604        118,267
   Employee Benefit Program                     -         63,000             -         63,000
   Consulting                             132,700         38,000       293,400         60,271
   Other Expenses                         135,264         67,413       284,817        248,982
                                      -----------     ----------   -----------    -----------
     Total General and
     Administrative Expenses              705,065        299,416     1,381,282        809,882

     Income (Loss) from continuing
     operations before                  1,036,625          4,409     1,385,517        553,191
     other income and expenses and
     income taxes

Other Income
   Interest Income                             26             81           212         21,823

     Total Other Income                        26             81           212         21,823

     Net Income Before Income Taxes     1,036,651          4,490     1,385,729        555,014

     Provision for Income Taxes          (465,363)        (1,706)     (620,341)      (186,965)

Net Income                            $   571,288     $    2,784   $   765,388    $   368,049
                                      ===========     ==========   ===========    ===========
     Net Income per share             $     0.045     $    0.000   $     0.072    $     0.057

     Weighted Average Number of
         Shares Outstanding            12,799,984      6,425,417    10,679,561     6,425,417


                       QUEST RESOURCE CORPORATION
                  Consolidated Statement of Cash Flows
                              (Unaudited)

                                           ------------------------------
                                             For the Nine Months Ended
                                                    February 28
                                           ------------------------------
                                               2003             2002
                                           -------------    ------------
Cash Flows from Operating Activities:

   Net Income (Loss)                    $        765,388         368,049
   Adjustments to Reconcile Excess
   Contributions to cash
   provided from operations:
      Depreciation                               305,763          22,662
      Amortization                                79,217          17,743
      Depletion                                  418,535         385,261
      Stock Issued for Services                        -          96,000
      Accounts Receivable                     (2,561,174)        465,880
      Futures Contract                            41,317         141,284
      Parts & Supplies                           (67,754)        (81,587)
      Accounts Payable                           705,907         283,658
      Oil & Gas Payable                          856,908        (161,027)
      Deferred Income Tax Payable                620,341         171,027
      Accrued Expenses                           175,544           9,146
                                           -------------   -------------
      Total Adjustments                          574,604       1,350,047

Net Cash provided from Operating Activities    1,339,992       1,718,096

Cash flows from Investing Activities:
      Sale of Leasehold Acreage                  563,771               0
      Fixed Assets                           (13,644,670)     (3,135,344)
                                           -------------   -------------

Net Cash used in Investing Activities        (13,080,899)     (3,135,344)

Cash flows from Financing Activities
      Change in Long-Term Debt                11,735,691       1,123,569
      Convertible Debentures                           0         305,000
      Common Stock                                     0               0
                                           -------------   -------------

Net Cash provided from (used in) Financing
Activities                                    11,735,691       1,428,569

Net Increase (Decrease) in Cash                   (5,216)         11,321

Cash Balance, Beginning of Period                 76,545         188,006

Cash Balance, End of Period                $     147,960   $     136,327
                                           =============   =============

                           Quest Resource Corporation
                  Consolidated Statement of Stockholders Equity
                                   (Unaudited)


                                                    Preferred     Common                 Accumulated
                                                     Shares       Shares                    Other
                             Preferred    Common       Par         Par         Paid-In   Comprehensive   Retained
                             Shares       Shares      Value       Value        Capital      Income       Earnings       Total
                                                                                (Loss)
                             ------------------------------------------------------------------------------------------------------

Balance June 1, 2002             10,000   6,599,917  $    10    $   6,600   $ 4,441,071   $       -       $ 163,925   $4,611,606

Stock Issued for Cash                        47,858                    48        60,952                               $   61,000

Stock Issued for Debt                       215,871                   215       219,785                               $  220,000

Stock Issued for Services                    10,775                    11         8,639                               $    8,650

Comprehensive Income:
Net Income                                                                                                  68,184    $   68,184
Unrealized Loss of Futures
    Contract                                                                                  (9,723)                     (9,723)
                                                                                                                      ----------
Total Comprehensive Income                                                                                                58,461
                             ------------------------------------------------------------------------------------------------------

Balance August 31, 2002          10,000   6,874,421       10        6,874     4,730,447       (9,723)      232,109   $ 4,959,717

Stock Issued for Merger                   5,380,785                 5,382     5,590,634                              $ 5,596,016

Stock Issued for Options                      6,000                     6         5,994                              $     6,000

Stock Issued for Debt                        77,778                    78        79,922                              $    80,000

Stock Issued for Oil Lease                    1,000                     1         1,003                              $     1,004

Stock Issued for Services                   130,000                   130       135,070                              $   135,200

Stock Issued for Assets                     330,000                   330       342,870                              $   343,200

Comprehensive Income:
Net Income                                                                                                 190,555   $   190,555
Unrealized Loss of Futures                                                                     9,723                       9,723
                                                                                                                     -----------
Comprehensive Income                                                                                                 $   200,278
                             -----------------------------------------------------------------------------------------------------
Balance November 30, 2002        10,000  12,799,984  $    10    $  12,800   $10,885,941            -      $422,664   $11,321,415
                             =====================================================================================================

Stock Issued for Debt                        44,130                    44        64,956                              $    65,000

Comprehensive Income:
Net Income                                                                                                 571,288   $   571,288
Unrealized Loss of Futures Contract                                                                 -                         -
                                                                                                                     -----------
Total Comprehensive Income
                                                                                                                     $   571,288
                             ------------------------------------------------------------------------------------------------------
Balance February 28, 2003        10,000  12,844,114  $    10    $  12,844   $10,950,897             -     $993,952  $11,957,703
                             ======================================================================================================



                           Quest Resource Corporation
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS


                                February 28, 2003
                                -----------------
                                   (Unaudited)
                                   -----------

NOTE 1 - BASIS OF PRESENTATION

      The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item
310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2003. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2002.

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

On November 7, 2002 an Agreement and Plan of Reorganization was consummated whereby the Company acquired STP Cherokee, Inc. ("STP") as reported on the Form 8-K filed November 18, 2002. Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Jerry D. Cash, the sole stockholder of STP, 5,380,785 shares of Company common stock, representing approximately 42.0% of the common stock of the Company, in exchange for 100% of the outstanding common stock of STP. See Note-2. STP is in the methane gas business and is involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma, holding rights to approximately 48,000 acres and operating approximately 130 wells that are supported by approximately 180 miles of gas gathering pipelines.

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


Common Stock
------------

During the quarter ended November 30, 2002, the Company issued a total of 5,925,563 shares of its common stock in the following transactions:
  1) On November 7, 2002, 5,380,785 shares were issued in connection with the Reorganization Agreement.
  2) In October and November 2002, the Company converted $80,000 in convertible debentures for a total of 77,778 shares of its common stock per the agreement in the initial debentures.
  3) During the quarter the Company issued 130,000 shares of its common stock to related individuals for services for the Company.
  4) In November of 2002, the Company issued 330,000 shares of its common stock for assets valued at $343,200, and 1,000 shares of its common stock valued at $1,004 for an oil & gas lease.
  5) Also, during the quarter ended November 30, 2002, the Company sold 6,000 shares of its common stock for $6,000.

On December 1, 2002, the Company issued a total of 44,130 shares of its common stock in connection with the conversion of $65,000 of convertible debentures, per the agreement in the initial debentures.

NOTE 2 - ACQUISITION

On November 7, 2002, the Company, STP and Jerry D. Cash, the sole stockholder of STP, consummated an Agreement and Plan of Reorganization by and among the Company, STP and Mr. Cash, dated as of November 7, 2002 (the "Reorganization Agreement"). Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Cash 5,380,785 shares of the common stock of the Company, representing approximately 42.0% of the common stock of the Corporation after giving effect to the transactions contemplated by the Reorganization Agreement, in exchange for 100% of the outstanding common stock of STP (the "Stock Exchange"). The trans-action is being accounted for as a "purchase" following the procedures of SFAS 142, "Accounting for Business Combinations".

      The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

              Current Assets                  $ 1,134,100
              Fixed Assets                     13,773,412
              Goodwill                            513,253
              Debt Assumed                    ( 9,631,419)
                                             -------------
              Net Assets Acquired             $ 5,789,346
                                             =============

Pro Forma Summary Data (Unaudited)

The following proforma summary data for the three and nine month periods ending February 28, 2002 and 2003 presents the consolidated results of operations as if the acquisition of STP made on November 7, 2002 had occurred on June 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as June 1, 2001 or of results that may occur in the future.
                        Three Months Ended                Nine Months Ended
                           February 28                      February 28
                        2003              2002           2003           2002
                        -------------------------------------------------------

Proforma Revenue        $ 3,677,666  $ 1,332,747     $ 6,905,633   $ 3,824,557
Proforma Net Income         583,280      208,087         842,019       490,426

Proforma net income
  per share                  $ .046       $ .032         $  .079        $ .076

On April 1, 2003, Ponderosa Gas Pipeline Company, Inc. and Quest entered into a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which Quest and Ponderosa would acquire from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of Producers Service, Incorporated in exchange for 500,000 shares of the common stock Quest. Producers Service, Incorporated owns all of the issued and outstanding membership interests of J-W Gas Gathering, L.L.C. and a 5 year contract right to operate a lease on a 78 mile gas pipeline. J-W Gas Gathering, L.L.C. owns approximately 200 miles of gas gathering lines in southeast Kansas. Also on April 1, 2003, QOG entered into a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Whillhite Energy, L.L.C. and J-W Gas Gathering L.L.C. ("Seller") pursuant to the terms of which QOG would acquire 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2,000,000. The closing of these transactions is expected to be effective as of May 31, 2003 and is subject to normal closing conditions for transactions of this type. The Company intends to fund the cash portion of the purchase price with borrowings under its two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.


NOTE 3 - NOTES PAYABLE

On November 7, 2002, the Company, as borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas

Corporation and STP Cherokee, Inc., as guarantors, entered into a $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a $20 million credit agreement with Wells Fargo Energy Capital, Inc. ("WF Energy Capital"). The maximum amount that the Company may borrow under the two credit agreements is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation is $15,000,000. At the execution of the credit agreements, the Company obtained an initial advance of $12,500,000. The balance of the two Wells Fargo loans as of February 28, 2003 was $15.0 million.

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


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Like other oil and gas producers and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

QOG was currently involved in a lawsuit with Devon SFS Operating, Inc. (Case #01-C-58C, Neosho County, Kansas) regarding the validity of its oil and gas lease on a 160-acre parcel referred to as the Umbarger Lease. In April 2003, the court granted Devon SFS Operating, Inc.'s Motion for Summary Judgment ruling that QOG's lease to the property was not valid. QOG has not drilled a well on the property and the loss of the lease will not have a material adverse effect on the Company's results of operations or financial condition.

The Company and STP have been named Defendants in a lawsuit (Case #CJ-2003-30) filed by Plaintiffs Eddie R. Hill et al on March 27, 2003 in the District Court for Craig County, Oklahoma. Plaintiffs are royalty owners who are alleging underpayment of royalties owed them by STP and the Company. The plaintiffs also allege, among other things, that STP and the Company have engaged in self-dealing, have breached their fiduciary duties to the plaintiffs and have acted fraudulently towards the plaintiffs. The plaintiffs are seeking unspecified actual and punitive damages as a result of the alleged conduct by STP and the Company. Based on the information available to date and our preliminary investigation, we believe that the claims against us are without merit and intend to defend against them vigorously.

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company's business, financial position or results of operations.

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


Significant Developments During The Quarter Ended February 28, 2003

This is the first full quarter with "STP" combined into the Company. The most significant activity of the quarter was the integration of the two companies into one new organization. This has been accomplished with all four of the Quest subsidiaries now comprising an effective new team.

The most significant new asset added was a 10" pipeline improvement to one of our gas gathering systems in northeast Oklahoma. Employees from both the Quest Energy Service, Inc. and STP subsidiaries worked together in the construction of this 10" pipeline that is approximately three miles in length. This new pipeline segment was needed to provide adequate delivery capability for the increasing gas production achieved by STP in its Edna Hollow gas field.

Our gas reserves have been updated as of January 1, 2003 by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. These reserve calculations estimate gross gas reserves at 37.3 bcf of which
28.2 bcf is net to Quest. Net oil reserves are 35,817 barrels. The present value discounted at 10% of the future net cash flow from these net gas and oil reserves is $44,952,940.

On December 1, 2002, the beginning of this quarter, the Quest Oil & Gas Corporation ("QOG") subsidiary had 21 gross (20.17 net) wells yet to be completed. During the quarter, QOG completed and put into operation

4 gross (4 net) new gas wells, one of which was drilled in the previous fiscal year. QOG also drilled 4 gas wells and purchased 2 gas wells for a total of 6 gross (6 net) new gas wells during this quarter, all of which are planned for completion into producing wells. At the end of the quarter, there remained 22 gross (21.17 net) gas wells not yet completed, many of which are waiting on pipeline construction.

On December 1, 2002, STP had 24 gross (24 net) wells in the process of being completed. During the quarter ended February 28, 2003, STP completed and put into operation 4 gross (4 net) new gas wells. STP also drilled 8 gross (8 net) new gas wells during the quarter, all of which are being completed into producing wells. As of the end of the quarter, there remained 28 gross (28 net) gas wells yet to be completed.


Results Of Operations

The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2002. Additional important reference documents include: the two Form 10-QSB reports for the quarters ended August 31, 2002 and November 30, 2002, and the two Form 8-K reports filed in November, 2002. Comparisons made between reporting periods herein are for the three-month and nine-month periods ended February 28, 2003 as compared to the same periods in 2002.

This is the first Form 10-QSB filed with a full quarter of operations since the combination of STP and Quest on November 7, 2002. Therefore, this is our first opportunity to demonstrate the economic justification for the business combination based upon the results of a quarterly reporting period. Total Revenue for the quarter ended February 28, 2003 was $3,674,156 [$0.287 per share], as compared to revenue in the year-earlier quarter of $1,288,338
[$0.20 per share]. Net Income Before Income Taxes from these comparable quarters was $1,036,651 [$0.081 per share] for the recent quarter ending February 28, 2003 as compared to $4,490 [$0.001 per share] for the year-earlier quarter. As for the nine-month period ended February 28, 2003, Total Revenue and Net Income Before Income Taxes were $6,877,220 and $1,385,729, respectively, as compared to $4,302,023 and $555,014, respectively, for Total Revenue and Net Income Before Income Taxes for the nine month period ended February 28, 2002.

The large increases in revenue and net income are primarily due to the additional revenue generated from the STP gas wells for a full quarter and to favorable gas prices this winter. Futures contract income reflects a loss due to the winter run-up in gas prices exceeding the gas market hedges that were in place for January and February. For more information on the remaining gas hedges in place, refer to Capital Resources and Liquidity. Management believes that the combination of STP and Quest does not permit the Company to make meaningful comparisons of specific account categories between this quarter and the year-earlier quarter.

During this third quarter the net wells owned by QOG produced 144,452 mcf of gas as compared to gas production of 158,225 mcf during the year-earlier quarter ended February 28, 2002. For the comparable nine-month periods, QOG produced 436,987 mcf during the nine months ended February 28, 2003 as compared to 421,591 during the comparable year-earlier period ended February 28, 2002. During this third quarter the wells owned by the STP subsidiary produced 376,401 mcf of net gas, to combine for a Company-wide total of 520,853 of net gas production for the quarter. Our drilling and completion program was delayed somewhat after the merger, but is now going forward as planned.

The  decline in  production  of the wells  owned by QOG during the nine  months ended February 28, 2003 is due to a combination of the decline in the production of existing wells as they mature and the lower level of new well development that occurred during the period as a result the lack of new funding for new wells that occurred during the period prior to the STP acquisition when the Company was negotiating the Wells Fargo credit facilities. Our drilling and completion program is now going forward as planned. The higher rates of new development now underway are expected achieve unprecedented levels of growth in our gas production. This is demonstrated by our rate of new well development activity since March 1, 2003, the start of our 4th quarter for this fiscal year, in which we have already drilled 12 new wells to date. Our plan is to drill and develop at least 70 new wells during the remaining nine months of this 2003 calendar year. However, no assurance can be given that we will be successful in obtain-ing this level of activity.


Capital Resources And Liquidity

The Company's access to working capital has been greatly enhanced by the two $20.0 million credit facilities now in place with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The total amount the Company may borrow under the two credit facilities is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15.0 million, which has been increased by $2.5 million by Wells Fargo Bank Texas, N.A. on April 1, 2003, based upon our updated gas reserve estimates. As of February 28, 2003, we had $15.0 million outstanding under the two credit facilities. Our ability to fully implement our expanded drilling program is dependent upon access to additional amounts under the two Wells Fargo credit facilities. Although we believe that we will have adequate additional reserves to support additional increases to the borrowing limitations, no assurance can be given that we will be able to obtain further increases sufficient to support all of our development plans. See the Company's Form 8-K filed November 27, 2002 for additional information regarding the Wells Fargo credit facilities.

There were no funds raised from non-bank sources during the quarter. The only non-bank financing activity during the quarter involved the conversion of $65,000 of debentures into 44,130 shares of restricted common stock. For more detail on these debenture conversions, refer to the section titled Changes In Securities And Use Of Proceeds.

Our subsidiary Quest Energy Service, Inc. ("QES") is not a party to the Wells Fargo credit agreements. Instead, QES has retained local banking relationships for its financing requirements. The QES line of credit at the Yates Center Branch Bank was increased to $440,000 during the quarter in order to accommodate the purchase of additional pipeline construction equipment.

Management has established hedging positions for our natural gas production which are depicted in the table below:


     Calendar Year 2003                              Calendar Year 2004
-------------------------------------     ------------------------------------
         MMBtu    Price/      Type of            MMBtu    Price/      Type of
Month    /day     MMBtu       Hedge       Month   /day    MMBtu        Hedge
-----    -----    ------      -------     -----  -----    ------      -------
Apr      5,000    $4.00       Firm        Jan     2,000   $4.24       Firm
         2,000    $4.24       Price               2,000   $4.30-$5.55 Collar
                                                  3,000   $4.15-$5.50 Collar
May      5,000    $4.00       Firm        Feb     2,000   $4.24       Firm
         2,000    $4.24       Price               2,000   $4.30-$5.55 Collar
                                                  3,000   $4.15-$5.50 Collar
Jun      5,000    $4.00       Firm        Mar     2,000   $4.24       Firm
         2,000    $4.24       Price               2,000   $4.30-$5.55 Collar
                                                  3,000   $4.15-$5.50 Collar
Jul      5,000    $4.00       Firm        Apr     3,000   $4.2425     Firm
         2,000    $4.24       Price               2,000   $4.30-$5.55 Collar
                                                  3,000   $4.15-$5.50 Collar
Aug      5,000    $4.00       Firm        May     3,000   $4.2425     Firm
         2,000    $4.24       Price               1,000   $4.205      Firm
                                                  3,000   $4.15-$5.50 Collar
Sep      5,000    $4.00       Firm        Jun     3,000   $4.2425     Firm
         2,000    $4.24       Price               1,000   $4.205      Firm
                                                  3,000   $4.15-$5.50 Collar
Oct      5,000    $4.00       Firm        Jul     3,000   $4.2425     Firm
         2,000    $4.24       Price               1,000   $4.205      Firm
                                                  3,000   $4.15-$5.50 Collar
Nov      2,000    $4.24       Firm        Aug     3,000   $4.2425     Firm
         2,000    $4.30-$5.55 Collar              1,000   $4.205      Firm
         3,000    $4.15-$5.50 Collar              3,000   $4.15-$5.50 Collar
Dec      2,000    $4.24       Firm        Sep     3,000   $4.2425     Firm
         2,000    $4.30-$5.55 Collar              1,000   $4.205      Firm
         3,000    $4.15-$5.50 Collar              3,000   $4.15-$5.50 Collar
                                          Oct     3,000   $4.2425     Firm
                                                  1,000   $4.205      Firm
                                                  3,000   $4.15-$5.50 Collar

The two prices shown in the collar hedges reflect a floor price for the lower number and a ceiling price for the higher number.

Our plan to drill and complete at least 70 additional new wells in the remaining nine months of this 2003 calendar year will require a capital investment of approximately $4.0 million. We remain confident that this funding will be available from a combination of internal cash flow and the Wells Fargo credit facilities.

On April 1, 2003, Ponderosa Gas Pipeline Company, Inc. and Quest entered into a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which Quest and Ponderosa would acquire from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of Producers Service, Incorporated in exchange for 500,000 shares of the common stock Quest. Producers Service, Incorporated owns all of the issued and outstanding membership interests of J-W Gas Gathering, L.L.C. and a 5 year contract right to operate a lease on a 78 mile gas pipeline. J-W Gas Gathering, L.L.C. owns approximately 200 miles of gas gathering lines in southeast Kansas. Also on April 1, 2003, QOG entered into a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and
E. Wayne Whillhite Energy, L.L.C. and J-W Gas Gathering L.L.C. ("Seller") pursuant to the terms of which QOG would acquire 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2,000,000. The closing of these transactions is expected to be effective as of May 31, 2003 and is subject to normal closing conditions for transactions of this type. The Company intends to fund the cash portion of the purchase price with borrowings under its two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.

Off-balance Sheet Arrangements
The Company does not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-B under the Securities Act of 1933).


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

The acquisition of STP caused an expansion of the senior management team and the board of directors requiring further dissemination of the Company's disclosure controls and procedures. These additional members of the Company's management have been briefed on the specifics of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14.
During the quarter there were no significant changes in the Company's internal controls. Other than the recent expansion of our senior management team, there were no other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Commitments and Contingencies", which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

On December 1, 2002, a $25,000 debenture was converted at a price of $1.39 into 17,986 shares of restricted common stock in accordance with the terms and conditions of the debenture, which allows conversion into the number of shares determined by dividing the unpaid principal balance of the debenture and the accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period.

On December 1, 2002, a $40,000 debenture was converted at a price of $1.53 into 26,144 shares of restricted common stock in accordance with its terms and conditions.


Item 3. Default Upon Senior Securities

      None


Item 4. Submission of Matters to Vote of Security Holders

      None



Item 5. Other Information

      None


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

    2.1 Stock Purchase Agreement dated as of April 1, 2003 between Perkins Oil Enterprises, inc. and E. Wayne Willhite Energy L.L.C. ("Sellers")
          and  Ponderosa  Gas  Pipeline  Company,   inc.  and  Quest  Resource
          Corporation ("Purchaser").

    2.2 Purchase and Sale Agreement dated as of April 1, 2003 between James R. Perkins Energy, L.L.C. and J-W Gas Gathering, L.L.C. ("Seller") and Quest Oil & Gas Corporation ("Purchaser").

   10.1 Consent of Transferee of Quest Shares dated as of April 1, 2003, executed by Shiloh Oil Corporation.

   99.1   Sarbanes-Oxley Section 906 Certification.


Reports on form 8-K.

      On January 14, 2003, the Company filed a Report on Form 8-K to report the filing of the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 with respect to the Company's Form 10-QSB for the fiscal quarter ended November 30, 2002.

      On January 23, 2003, the Company filed a Report on Form 8-K to (i) file audited annual financial statements and unaudited interim financial statements for STP, (ii) file the unaudited pro forma consolidated condensed balance sheets and the unaudited pro forma consolidated condensed statement of operations for the Company, giving effect to the acquisition of STP and (iii) to correct certain information in the January 14, 2003 Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2003.


                                          Quest Resource Corporation


                                          By:   /s/ Jerry D. Cash
                                                -----------------------------
                                                Jerry D. Cash
                                                Co-Chief Executive Officer
                                                Chief Financial Officer


                                          By:   /s/ Douglas L. Lamb
                                                -----------------------------
                                                Douglas L. Lamb
                                                President
                                                Co-Chief Executive Officer

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

Date: April 14, 2003

/s/ Douglas L. Lamb
-------------------------
Douglas L. Lamb
President and Co-Chief Executive Officer

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

Date: April 14, 2003

/s/ Jerry D. Cash
-----------------------------------
Jerry D. Cash
Co-Chief Executive Officer and Chief Financial Officer