Form 10KSB
period 2003-05-31
QUEST RESOURCE CORP
filed 2003-08-29
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

      [X ] Annual  report  under  Section  13 or  15(d)  of the  Securities
           Exchange Act of 1934 for the fiscal year ended May 31, 2003.

      [  ] Transition  report  under  Section  13 or  15(d)  of the
           Securities Exchange Act of 1934 (no fee required) for the transition period from ______________ to
           -----------------.

           Commission file number: 0-17371

                           QUEST RESOURCE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                88-0182808
           (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)          Identification No.)

            5901 N. Western, Suite 200, Oklahoma City, Oklahoma 73118
               (Address of Principal Executive Offices)(Zip Code)

                     Issuer's Telephone Number: 620-698-2250

Securities Registered Under Section 12(b)of the Exchange Act:    None

Securities Registered Under Section 12(g)of
the Exchange  Act:                              Common Stock, $0.001 Par Value
                                                ------------------------------
                                                        Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes       No  X *

* The issuer has not filed an amendment to its Form 8-K filed with the Commission on June 26, 2003, within the required 60 days of the original filing date in order to file audited financial statements for the acquired businesses reported in the Form 8-K. The issuer was unable to obtain the audited financial statements from its independent public accountant within the required time frame due to a medical emergency of the accountant.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for the year ended May 31, 2003 were $__________. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the issuer's common stock on August 21, 2003 at $3.50 per share was $23,046,282. There were 13,317,970 shares outstanding of the issuer's common stock as of August 22, 2003 held by 2,142 shareholders of record.

                                TABLE OF CONTENTS

                                     PART I

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES............3

ITEM 3.         LEGAL PROCEEDINGS................................13

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS13

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS..........................................13

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE...........15

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                THE EXCHANGE ACT.................................15

ITEM 10.        EXECUTIVE COMPENSATION...........................15

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS..15

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...15

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.................16

ITEM 14.        CONTROLS AND PROCEDURES..........................16

                SIGNATURES.......................................16

                INDEX TO EXHIBITS................................17

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, our Company, Quest Resource Corporation is today filing only those parts of this Annual Report of Form 10-KSB ("Report") that it is able to file without unreasonable effort or expense. On August 21, 2003, Clyde Bailey, our independent public accountant, underwent heart by-pass surgery. As a result, he was unable to complete his audit report on our financial statements as of and for the fiscal year ended May 31, 2003 and we were not able to complete our management's discussion and analysis. We are working closely with Mr. Bailey in an effort to obtain the independent auditor's report within 15 days after the date hereof so that we can amend this Report within that same time period in order to include the management's discussion and analysis and financial statements required by Items 6 and 7 of Form 10-KSB, and thereby deem the Report, as so amended, to have been timely filed on August 29, 2003.

General

Quest Resource Corporation ("Quest" or the "Company") is an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coal bed methane) in a ten county region in the Cherokee Basin of Southeast Kansas and Northeast Oklahoma. The Company also owns and operates a gas gathering pipeline network of approximately 600 miles in length within this basin. Quest's main focus is upon the development of the Company's coal bed methane gas reserves in the Company's pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to the Company or Quest include the Company's operating subsidiaries.

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

Business Strategy

The Company's objective is to achieve a substantial enhancement of shareholder value by increasing cash flow, profitability and net asset value. To accomplish this objective, the Company is pursuing the following business strategy:

     o focused exploration and drilling efforts in the Cherokee Basin of southeast Kansas and northeast Oklahoma;

     o accumulating leasehold acreage positions in the Cherokee Basin--management believes that the Cherokee Basin remains highly fragmented and that additional acquisition opportunities exist; o operating its properties whenever possible--the Company currently operates over 90% of the oil and gas properties in which it has an interest;

     o    increasing third party volumes on its gathering and pipeline  systems;
          and

     o exploring other basins for coal-bed methane opportunities--the Company recently signed a lease with Alcoa Fuels that will allow the Company to drill an agreed upon number of wells on Alcoa Fuel's properties in Western Kentucky. See "Recent Developments".

Management believes that this strategy is enhanced by the Company's competitive strengths, which include:

     o    low overhead  costs,  o cost efficient  operations,
     o    an  inventory  of  good  drilling  locations,
     o management and key operations personnel that are experienced and dedicated, and
     o a proven track record as an effective, low cost developer and producer of natural gas.

The addition of the STP staff (see "Recent Developments") and the Company's new credit facilities have further enhanced the ability of Quest to compete in making acquisitions that are strategic to the future growth of the Company.

Recent Developments

Since the beginning of the 2003 fiscal year, the Company has completed several acquisitions that have more than doubled the size of the Company.

Acquisition of STP Cherokee, Inc. The acquisition of STP Cherokee, Inc. was the most significant event for Quest during the 2003 fiscal year. Effective November 7, 2002, the Company acquired all of the stock of STP Cherokee, Inc. from Jerry
D. Cash in exchange for 5,380,785 shares of the Company's common stock, which represented approximately 42.0% of the common stock of the Company after giving effect to the acquisition and related transactions. The Company also assumed approximately $10,000,000 of STP debt. At the time of the acquisition, STP was involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma and held rights to approximately 48,000 acres. STP owned and operated approximately 130 wells and gathered gas through its 180 mile pipeline network. The acquisition of STP at least doubled the amount of gas reserves, gas production and pipeline infrastructure owned by Quest.

As part of the acquisition, Douglas Lamb, the President of the Company, and Jerry Cash became co-Chief Executive Officers of the Company. Pursuant to the terms of a voting agreement between Mr. Lamb, Mr. Cash and others, Mr. Lamb and Mr. Cash are each entitled to nominate half of the members to the Company's board of directors.

In conjunction with the acquisition of STP, Quest established a $20 million credit facility with Wells Fargo Bank Texas, N.A. and a $20 million credit facility with Wells Fargo Energy Capital, Inc. to refinance existing debt and provide additional capital for development and acquisition. See "Management's Discussion and Analysis or Plan of Operation" for more information with respect to the credit facilities.

Management  believes  that the  decision  to  combine  STP with  Quest  has been validated by the increase in Company value already achieved from the higher levels of: net income, gas production, rate of new wells completed, and acquisitions accomplished. For additional information regarding the STP acquisition and the related transactions, please see the Company's Form 8-K filed November 19, 2002 (as amended on January 23, 2003).

Acquisition of Gas Producing Assets and Pipeline in the Cherokee Basin. On April 1, 2003, Quest agreed to acquire gas producing properties, gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeast Kansas portion of the geological region known as the Cherokee Basin. The closing of the transactions for these acquisitions occurred on June 6, 2003 with an effective date of June

1, 2003.  Approximately 15,000 acres of gas properties  containing an estimated
3.8 Bcf of net proved gas reserves were acquired by the Quest subsidiary Quest Oil & Gas Corporation for approximately $2.0 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These gas properties consist of approximately 80 oil and gas leases in Chautauqua, Montgomery and Elk Counties of southeast Kansas.

In a related transaction, another Quest subsidiary, Ponderosa Gas Pipeline Company, Inc. ("PGPC"), acquired all of the stock of Producers Service, Inc. ("PSI"), which included PSI's wholly owned subsidiary J-W Gas Gathering, L.L.C. ("J-W Gas"), in exchange for 500,000 shares of the Company's common stock. PSI and J-W Gas own, or control the operational rights to, approximately 274 miles of gas gathering pipelines. J-W Gas also owns a fleet of trucks and well servicing equipment, and a shop building in Howard, Kansas.

The acquisition of these two companies and the gas property assets greatly enhances the Quest gas pipeline assets into a network of about 600 miles and extends the Quest core area for gas production into the western region of the Cherokee Basin. This acquisition also brought into the Quest workforce 13 highly experienced staff and field personnel that are making a valuable contribution to the Company's productivity and future growth. The closing of this acquisition was not until June 1, 2003, so the additional gas reserves and other assets gained from this acquisition are not included on the Company's May 31, 2003 financial statements.

Acquisition of Kentucky Coalbed Methane Leases. On July 18, 2003 Quest entered into a Coalbed Methane Lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky. The lease will result in an almost 50% increase in the total number of acres leased by Quest. Since this transaction occurred after the end of the Company's fiscal year, these acres are not included in the Company's acreage numbers listed in the tables below.

The property is located in Union, Crittendon and Webster Counties in western Kentucky and represents a significant expansion in the geographic area in which Quest operates. Prior to the execution of this lease, Quest's operations had been limited to a ten county region in the Cherokee Basin in southeastern Kansas and northeastern Oklahoma. Although the distance from the Company's current operations will represent a logistical challenge, management believes that its technical team's experience and dedication will provide the Company with the necessary resources to successfully expand its operations into this new region.

The lease has an initial term of one year. During the initial year of the lease, Quest will conduct a technical study to determine the feasibility of the development of the leased property. At the end of the first year, Quest may extend the lease for an additional four years upon payment of an agreed upon amount. Thereafter, Quest will generally be entitled to continue leasing the property for so long as Quest is continuously developing the leased premises at the rate of not less than 25 wells per year until the property is fully developed on 160 acre spacing (approximately 400 wells). If Quest ceases to continuously develop the property, it will be entitled to continue leasing the portion of the property that has been developed for so long as it is producing coalbed methane from the developed property in paying quantities.

Quest Operations

Quest business operations consist of natural gas and oil exploration and production activities, the operation of a pipeline network and related service activities.

Exploration & Production Activities

As of May 31, 2003, the Company  controlled  approximately  112,702 net acres. The petroleum  engineering  firm of Cawley,  Gillespie &
Associates, Inc., of Ft. Worth, Texas, estimated the Company's oil and natural gas reserves to be as follows as of May 31, 2003: an estimated gross natural gas reserve of 37.2 Bcf, of which 28.3 is net to the Company, and estimated net oil reserves of 43,083 barrels. The present value of these reserve assets, discounted at 10% of the future net cash flow from the net natural gas and oil reserves, is $69,954,990.

As of May 31, 2003, the Company was producing natural gas from approximately 200 wells (gross) at an average per well rate of 50.5 Mcf/d measured at the wellhead. The Company's total daily gas sales (including pipeline-earned volume) as of May 31, 2003 was approximately 7,686 Mcf/d net (9,737 Mcf/d gross).

Quest has a significant amount of acreage available for development. As of May 31, 2003, the Company had leases with respect to 76,748 net undeveloped acres. Recently, the Company has been drilling at the rate of about 100 wells per year and intends to drill approximately 500 wells in the next three years. The Company has identified 175 proved undeveloped drilling locations and many more probable drilling locations. Quest believes that it has the necessary expertise, manpower, equipment and funding capabilities required to carry out these development plans. Management believes that significant additional value will be created for the Company if the drilling program continues to be successful in creating new natural gas wells that convert raw acreage into proven natural gas reserves. However, there can be no assurance that the Company will have sufficient capital resources to drill and develop that number of wells or as to the number of new wells that will be producing wells.

Most of this development type of drilling is in areas of known gas reserves that involves much lower risk than the exploratory type of drilling that is required when searching for new gas reserves. Quest has enjoyed a new well success rate of over 90% and the typical new well has been adding value to the Company amounting to several times the Company's $60,000 historical cost for drilling and completing a well in the Cherokee Basin. This development work is being conducted by Company personnel, who have over 100 years of combined experience in coalbed methane development in the Cherokee Basin.

The Company's exploration and production activities are conducted through its wholly owned subsidiaries: Quest Oil & Gas Corporation, a Kansas corporation and STP Cherokee, Inc., an Oklahoma corporation. Most of the Company's Kansas oil and gas properties are owned by Quest Oil & Gas Corporation and the Company's Oklahoma oil and gas properties are owned by STP Cherokee.

Producing Wells and Acreage. The following table sets forth certain information regarding the ownership by the Company of productive wells and total acreage, as of May 31, 2003, 2002 and 2001. For purposes of this table, productive wells are: wells currently in production, wells capable of production, and new wells in the process of completion.


-----------------------------------------------------------------------------------------------------------
                                       PRODUCTIVE WELL AND ACREAGE SUMMARY
-----------------------------------------------------------------------------------------------------------
                          PRODUCTIVE WELLS                                 LEASEHOLD ACREAGE
-----------------------------------------------------------------------------------------------------------
Fiscal
Year
Ended

------------------------------------------------------------------------------------------------------------
May 31  Oil           Natural Gas     Total            Developed           Undeveloped       Total   Leased
------------------------------------------------------------------------------------------------------------
        Gross  Net    Gross   Net     Gross   Net      Gross    Net       Gross    Net       Gross     Net
------------------------------------------------------------------------------------------------------------
2001    44    42.55    47    44.87     91    87.42     2,752    2,642     35,114   33,709    37,866   36,351
------------------------------------------------------------------------------------------------------------
2002    43    41.55    84    73.64    127   115.19     4,847    4,362     72,399   65,159    77,246   69,521
------------------------------------------------------------------------------------------------------------
2003    31    29.847  227   213.81    258   243.65     37,088  35,954     78,716   76,748   115,804  112,702
------------------------------------------------------------------------------------------------------------


During the 2003 fiscal year, Quest drilled 48 gross (48 net) new wells on its properties of which 46 gross (46 net) were gas wells, 1 gross (1 net) was an oil well, and 1 gross (1 net) was a disposal well. Only one additional well was drilled and deemed to be a dry hole that was not worthy of completion. The oil well count continues to decline as we have abandoned 13 oil wells that were in excess of 20 years old (See "Summary of New and Abandoned Well Activity"). The Company has continued an active land leasing program during the 2003 fiscal year that has contributed to the increase in Total Leased Acreage in the above table.

Oil and natural gas reserves. The following table summarizes the reserve estimate and analysis of net proved reserves of oil and natural gas as of May 31, 2003, 2002 and 2001, in accordance with SEC guidelines. The May 31, 2003 data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. The petroleum engineering firm McCune Engineering prepared the reserve estimates for the fiscal years ending May 31, 2002 and 2001. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10% per year. The acquisition of STP Cherokee, Inc. during the fiscal year caused a significant increase in the estimated proved reserves over previous years. The acquisition of gas reserves from Perkins and Willhite effective June 1, 2003 is estimated to increase the latest Quest reserves shown below by approximately 13%. Although we do have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves for 2003. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency, except the Securities and Exchange Commission, during the fiscal years ended May 31, 2003, 2002 and 2001.


                                                      May 31st
                                       ----------------------------------------
                                           2003         2002         2001
                                           ----         ----         ----
Proved Developed Gas Reserves (Mcf)      14,016,064    6,356,220     3,569,960
Proved Undeveloped Gas Reserves (Mcf)    14,254,570    8,513,750     2,030,004
Total proved Gas Reserves (Mcf)          28,270,634   14,869,970     5,599,964
Proved Developed Oil Reserves (bbl)          43,083       45,944        82,247
Proved Undeveloped Oil Reserves (bbl)             0      177,262       177,264
Total Proved Oil Reserves (bbl)              43,083      223,206       259,511
Future Net Cash Flow (after  operating  $95,572,500  $25,854,629   $22,404,959
expenses)
Present Value of Future Net Cash Flow   $69,954,990  $17,367,534   $15,167,231


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

Production volumes, sales prices, and production costs. The following tables set forth certain information regarding the oil and natural gas properties owned by Quest through its subsidiaries. The natural gas and oil production figures reflect the net production attributable to the Quest revenue interest and are not indicative of the total volumes produced by the wells.

The significant increase in net gas production shown in the table below demonstrates the success of our gas development program and the acquisition of STP. The decline in oil production reflects the Company's focus on developing its gas reserves.
                                          Gas Production Statistics
                                            For Fiscal Year Ended
                                     ----------------------------------------
                                        5/03       5/02      5/01       5/00
                                        ----       ----      ----       ----
Net gas production (Mcf)             1,488,679   508,077   197,606    154,004
Average wellhead gas price (per Mcf)     $3.38     $1.82     $3.73      $1.57
Average production cost (per Mcf)        $1.19     $0.67     $0.99      $1.04
Net revenue (per Mcf)                    $2.19     $1.15     $2.74      $0.53

The $3.38 gas price for the 2003 fiscal year reflects an $0.84 per Mcf reduction due to hedging activities. The 2003 fiscal year gas production volume includes STP production only for the seven months beginning November, 1 2002.

                                                     Oil Production
                                                        Statistics
                                                   For Fiscal Year Ended
                                              -------------------------------
-                                               5/03   5/02     5/01     5/00
                                                ----   ----     ----     ----
        Net oil production (barrels)           14,123  11,954  17,093   19,703
        Average wellhead oil price (per bbl)   $19.91  $19.12  $27.13   $22.97
        Average production cost (per bbl)      $16.74  $20.02  $18.78   $14.03
        Net revenue (per bbl)                   $3.17  ($0.90) $ 8.35   $ 8.94


Summary of New and Abandoned Well Activity. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of the Company's pipeline network. However, Quest will continue to devote a small part of its drilling effort into exploratory wells in an attempt to discover new natural gas reserves, which is a high risk endeavor. The Company's drilling, re-completion, abandonment, and acquisition activities for the periods indicated are shown below:

---------------------------------------------------------------------------
                                         Year Ended May 31
---------------------------------------------------------------------------
                                    2003               2002       2001
---------------------------------------------------------------------------
                            Gross         Net       Gross Net  Gross  Net
---------------------------------------------------------------------------
Exploratory Wells           Oil   Gas    Oil    Gas
Drilled
---------------------------------------------------------------------------
       Capable of Production                           0    0     0     0
---------------------------------------------------------------------------
       Dry                                             4    4     2     2
---------------------------------------------------------------------------
Development Wells
Drilled
---------------------------------------------------------------------------
       Capable of           1    45       1     45    33   25    13    13
       Production
---------------------------------------------------------------------------
       Dry                        1              1     2    2     0     0
---------------------------------------------------------------------------
Re-completion of Old
Wells
---------------------------------------------------------------------------
       Capable of Production                           4    1     2     2
---------------------------------------------------------------------------
       Dry                                             0    0     2     2
---------------------------------------------------------------------------
Wells Abandoned            -13   -21 -12.703 -17.563   -1   -1    -2    -2
---------------------------------------------------------------------------
Acquired STP effective           108         104.855    0    0     0     0
11/1/02
---------------------------------------------------------------------------
Other Wells Acquired               9           7.875
---------------------------------------------------------------------------
Net Increase In Capable    -12   143 -11.703 140.168   36   28    13    13
Wells
---------------------------------------------------------------------------

Our coalbed methane gas wells are the most productive and profitable category of wells in our inventory. Our older gas wells and the oil wells are 10 to 20 years old and are much less profitable than our typical coalbed methane well. By abandoning the marginal or non-commercial wells, we are more focused on our more profitable coalbed methane wells. The 45 new gas wells drilled in the 2003 fiscal year are not indicative of the current level of drilling activity because: it was a partial year for the STP subsidiary; and, new funds from the two bank credit facilities were only available for the last half of the fiscal year.

Delivery Commitments.

Gas. The Company does not have long-term delivery commitments. Its gas is marketed by Quest and its subsidiaries. More than 75% of the Company's natural gas is sold to ONEOK Energy Marketing and Trading Company. No other customer of the Company accounted for more than 10% of the consolidated revenues for either fiscal year 2003 or 2002.

Oil. The Company's oil has been sold to Plains Marketing, L.P. for the past several years. Quest Energy Service, Inc. purchases the oil at the various tank batteries on the producing properties and delivers the oil to the Plains Marketing terminal for a transportation fee. The Company does not have a long term contract with Plains Marketing.

Hedging Activities. The Company has entered into certain contracts to manage the gas prices received for a portion of its gas production through October of 2005. Two hedging methods using both fixed prices and collars have been used.

For June through December, 2003, 1,193,000 mmbtu of gas is hedged at a fixed price of $4.08 per mmbtu; 122,000 mmbtu is hedged with a $4.30 to $5.55 per mmbtu collar; and 183,000 mmbtu is hedged with a $4.15 to $5.50 per mmbtu collar. The total amount of gas hedged for this period is 1,498,000 mmbtu which represents approximately 60% of the total production estimated for the same period.

For January through October, 2004, 1,004,000 mmbtu is hedged at a fixed price of $4.23 per mmbtu; 240,000 mmbtu is hedged with a $4.30 to $5.55 per mmbtu collar; and 912,000 mmbtu is hedged with a $4.15 to $5.50 per mmbtu collar. For November and December of 2004, 244,000 mmbtu is hedged with a $4.25 to $5.30 per mmbtu collar. Therefore, the total amount of gas hedged for the 2004 calendar year is 2,400,000 mmbtu, which represents approximately 50% of the total production estimated for the same calendar year.

For January, 2005 through October, 2005, 1,216,000 mmbtu is hedged with a $4.25 to $5.30 per mmbtu collar, which represents approximately 25% of the total production estimated for the 2005 calendar year.

Pipeline Operations

The Company owns and operates an approximate 600 mile natural gas gathering pipeline network located throughout ten counties in Southeast Kansas and Northeast Oklahoma. This pipeline network provides a market outlet for natural gas in a region of approximately 1,000 square miles in size and has connections to both intrastate and interstate delivery pipelines. Included in this pipeline network are 14 gas compressors which are owned by the Company and 19 larger compressors that are rented.

The pipelines gather all of the natural gas produced by the Company in addition to some natural gas produced by other companies. The pipeline network is a critical asset for Quest's future growth because gas gathering pipelines are a costly component of the infrastructure required for natural gas production and such pipelines are not easily constructed. Much of the undeveloped acreage targeted by the Company for future development is readily accessible to the Company's existing pipeline network, which management believes is a significant advantage.

The Company is continuing to expand its pipeline infrastructure through a combination of the development of new pipelines and the acquisition of existing pipelines. As discussed above, the STP acquisition added approximately 180 miles of gas gathering pipelines. In addition, effective June 1, 2003, the Company acquired approximately 275 miles of additional gas gathering pipelines from PSI and J-W Gas, which almost doubled the Company's pipeline network. The acquired pipeline system was located near the Company's current pipeline system.

The Company's pipeline operations are conducted through Ponderosa Gas Pipeline, Inc., a Kansas corporation ("PGPC") and PGPC's wholly-owned subsidiaries, PSI and J-W Gas. The STP subsidiary also owns and operates the pipeline system that serves the STP wells.

The table below sets forth the gas volumes transported by the Company on its pipeline network during each of the last three fiscal years.

                        Gas Volumes (Mcf) -- Pipeline
                                     Network
                              For Fiscal Year Ended
                         ---------------------------------
                            5/31/03     5/31/02   5/31/01
                          2,698,896   1,415,312   664,442

The gas volume for the fiscal year ending May 31, 2003 includes STP volumes only for the seven months beginning November 1, 2002. As of July 1, 2003, the total daily capacity is approximately 35 MMcf and the total utilization is approximately 14 MMcf or 40%.

Service Operations

The Company supports its exploration and production operations and its pipeline operations through its wholly-owned subsidiary, Quest Energy Service, Inc., a Kansas corporation ("QES"). By retaining operational control of these crucial income producing assets, management believes that the Company is better able to control costs and minimize downtime of these critical assets. In addition to the conduct of daily pipeline and producing well operations, QES also performs construction activities, including the building of new pipelines and compressor stations, the completion of new natural gas wells, and the construction of supporting infrastructure for new wells (such as electric service, salt water disposal facilities, and gas feeder lines). The primary equipment categories owned by QES are trucks, well service rigs and construction equipment. QES also owns a repair and fabrication shop that is located in Benedict, Kansas. QES does not currently provide a material amount of services to unaffiliated companies.

As a service entity, QES's most valuable asset is its work force, which presently consists of 46 employees. QES management and key personnel have been involved in oil and gas production activities in the Cherokee Basin for more than twenty years. Eight administrative personnel work out of the office facility on the east edge of Benedict, Kansas at 701 East Main Street. Thirteen QES employees operate out of the Howard, Kansas office where both administrative and field operations are conducted and coordinated.

The STP subsidiary is also staffed with an experienced group of operational and administrative employees. The headquarters office in Oklahoma City is staffed with eight executive and administrative personnel. STP field operations are conducted by 16 employees out of the office and maintenance facility near Delaware, Oklahoma.

Field operations conducted by QES and STP personnel include duties performed by "pumpers" or employees whose primary responsibility is to operate the wells and the pipelines. Other field personnel are experienced and involved in the following activities: well servicing, pipeline maintenance, the development of new wells and associated infrastructure, and new pipeline construction.

Regulation

The Company's business is affected by numerous federal, state and local laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax.

Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used and produced in connection with operations.

The Company's operations are also subject to various conservation laws and regulations. These include: (1) proration units; (2) the density of wells that may be drilled; and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, which generally limit the venting or flaring of gas and impose certain requirements regarding the ratability of production.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation.

The Company is also subject to extensive federal, state and local environmental laws and regulations that, among other things, regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and/or criminal penalties and, in some cases, injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. Such laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and natural gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations. Legislation has been proposed and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make such wastes subject to much more stringent and expensive storage, treatment, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to regulate further the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar adverse impact on the Company.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

The Company believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry. Internal procedures and policies exist within the Company to ensure that its operations are conducted in substantial regulatory compliance.

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

Since a significant majority of the Company's pipeline and service operations presently support the Company's exploration and development operations, these aspects of the Company's business do not experience any significant competition.

Employees

As of August 25, 2003, the Company had 70 employees. None of our employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

Administrative Facilities.

The corporate headquarters for the Company and its subsidiaries is located in Suite 200 at 5901 N. Western in Oklahoma City, Oklahoma 73118. This office facility is rented from Mr. Jerry Cash, who is the Chairman, Co-Chief Executive Officer and a director of Quest for the amount of $3,050 monthly.

An administrative office for the Company and its subsidiaries is located at 701 East Main Street in Benedict, Kansas 66714. It is leased from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha K. Lamb who is the wife of Douglas L. Lamb, the Co-Chief Executive Officer, President, and a director of Quest.

A field office is located on US 169 highway near Delaware, Oklahoma which is owned by STP.

An office building at 127 West Main in Chanute, Kansas is operated by Quest as a geological laboratory and is rented from an un-related party.

Where To Find Additional Information

Additional information about the Company can be found on our website at www.qrcp.net. We also provide on our website the Company's filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after the Company has electronically filed such material with the SEC.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended May 31, 2003.

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

       -----------------------------------------------------------
       Fiscal Quarter Ended          High Price      Low Price
       -----------------------------------------------------------
       August 31, 2001                 $1.80           $1.05
       -----------------------------------------------------------
       November 30, 2001               $1.20           $0.61
       -----------------------------------------------------------
       February 28, 2002               $1.35           $0.75
       -----------------------------------------------------------
       May 31, 2002                    $1.56           $0.83
       -----------------------------------------------------------
       August 31, 2002                 $1.72           $1.22
       -----------------------------------------------------------
       November 30, 2002               $2.70           $1.28
       -----------------------------------------------------------
       February 28, 2003               $3.85           $1.95
       -----------------------------------------------------------
       May 31, 2003                    $4.00           $2.40
       -----------------------------------------------------------

The source for the information contained in the table above is Investools @ www.investortoolbox.com. The closing price for QRCP stock on August 26, 2003 was $3.45.

Record Holders

Common Stock. There are 950,000,000 shares of Common Stock authorized for issuance. As of August 22, 2003, there were 13,317,970 shares of Common Stock issued and outstanding, held of record by approximately 2,142 shareholders.

Preferred Stock. There are 50,000,000 shares of Preferred Stock authorized for issuance. 500,000 shares of the authorized Preferred Stock have been classed as Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to cumulative quarterly dividends at the annual rate of 10% on the purchase price of $10.00 per share and to convert each share into four shares of Common Stock. As of August 26, 2003, 10,000 shares of Series A Convertible Preferred Stock were issued and outstanding and held by two shareholders.

Dividends

The payment of dividends on the Company's stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. The Company has not declared any cash dividends on its Common Stock for the last two fiscal years and does not anticipate paying any dividends on its Common Stock in the foreseeable future. Dividends are being paid at the rate of 10% on the Series A Convertible Preferred Stock in accordance with the Series A Convertible Preferred Stock terms and conditions. Management intends to continue paying dividends on the Preferred Stock for the foreseeable future.

Under the Company's credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. the Company is prohibited from paying dividends on its common stock without their consent. Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Credit, Inc. have both agreed to amend the respective credit facility agreements to permit the continued payment of dividends on the Series A Preferred Stock, but the formal written agreements have not been executed as of August 28, 2003.

Recent Sales Of Registered Securities

      NONE

Recent Sales Of Unregistered Securities

On January 7, 2003, the Company issued 17,986 shares of Common Stock in exchange for the conversion of a $25,000 convertible debenture, in accordance with the terms and conditions of said debenture. The effective conversion date was November 8, 2002.

The holders of four convertible debentures have exercised their right to convert their debentures to Common Stock. The debenture amounts and the effective dates of conversion are as follows: $40,000 on 11/27/02; $22,000 on 4/16/03; $35,000 on 4/25/03; $25,000 on 5/1/03. The issuance of Common Stock in exchange for these debenture conversions has not been completed by the Company. Upon completion, the Company will have issued 62,617 shares of Common Stock for the conversion of $122,000.00 worth of debenture debt into equity.

On October 15, 2001, 400,000 stock options were issued by the Company to three individuals who were instrumental in the corporate progression of the Company. On May 9, 2003, Douglas L. Lamb exercised options to acquire 225,000 shares of the Company's common stock at an exercise price of $1.00 per share. On May 30, 2003, John C. Garrison exercised options to acquire 75,000 shares of the Company's common stock at an exercise price of $1.00 per share. On May 28, 2003, Stephen C. Langhofer exercised options to acquire 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The issuance of Common Stock in exchange for these stock options has not been completed by the Company. This stock issuance in exchange for the stock options, along with the stock issuance for the debenture conversions described above, are expected to be completed within the next 30 days.

As previously reported, effective June 1, 2003, the Company issued 500,000 shares of its Common Stock to Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. in connection with the acquisition of all of the issued and outstanding capital stock of Producers Service, Inc.

All of the above  transactions were exempt from registration  pursuant to either
Section 4(2) of the Securities Act or Regulation D. These securities were sold without a general solicitation to existing shareholders, debenture holders, or employees of the Company that were also accredited investors. The securities were issued with a legend restricting resale indicating that the shares can only be resold in compliance with applicable securities laws.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

                          NONE.

PART III


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 10.   EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of its fiscal year.

ITEM 14.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the co-Chief Executive Officers and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended May 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2003.

      Quest Resource Corporation

      /s/ Douglas L. Lamb
      ---------------------------
      Douglas L. Lamb, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                           Date


 /s/ Jerry D. Cash        Chairman/Director             August 28, 2003
-------------------       (co-chief executive officer
Jerry D. Cash             and principal financial
                          and accounting officer)


/s/ Douglas L. Lamb       President/Director            August 28, 2003
-------------------       (co-chief executive officer)
Douglas L. Lamb

/s/ John C. Garrison       Director                     August 28, 2003
----------------------
John C. Garrison


/s/ James B. Kite, Jr.     Director                     August 28, 2003
----------------------
James B. Kite, Jr.



INDEX TO EXHIBITS

Exhibit
No.              Description
     2.1* Agreement and Plan of Reorganization by and among Quest Resource Corporation, STP Cherokee, Inc., and Jerry D. Cash, the sole stockholder of STP Cherokee, Inc., dated as of November 7, 2002 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 19, 2002).

     2.2* Stock Purchase Agreement by and among Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C, as Sellers, and Ponderosa Gas Pipeline Company, Inc. and Quest Resource Corporation, as Purchasers, dated as of April 1, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB filed on April 14, 2003).

     2.1* Purchase and Sale Agreement by and among James R. Perkins Energy, L.L.C., E. Wayne Willhite Energy, L.L.C., and J-W Gas Gathering, L.L.C., as Sellers, and Quest Oil & Gas Corporation, as
               Purchaser, dated as of April 1, 2003 (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB filed on April 14, 2003).

     3.1* The Company's Article of Incorporation (incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-18, Registration No. 2-99737-LA ).

     3.2* The Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 19, 2002).

     4.1* Form of Credit Agreement by and among Quest Resource Corporation, as Borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, and STP Cherokee, Inc., as Guarantors, and Wells Fargo Energy Capital, Inc., as Lender, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 27, 2002).

     4.2* Form of Credit Agreement by and among Quest Resource Corporation, as Borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, and STP Cherokee, Inc., as Guarantors, each of the banks which may from time to time become a party thereto, and Wells Fargo Bank Texas, N.A., as Issuing Bank and Administrative Agent for the banks, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 27, 2002).

     4.3* Subordination Agreement by and among Quest Resource Corporation, as Borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, and STP Cherokee, Inc., as Guarantors, and collectively with Quest Resource Corporation as Credit Parties,

              Wells Fargo Energy Capital, Inc., as Subordinated Lender, and Wells Fargo Bank Texas, N.A., as Administrative Agent, dated as of November 7, 2002 (incorporated herein by reference to Exhibit
              4.3 to the Company's Current Report on Form 8-K filed on November 27, 2002).

     4.4* Warrant to Purchase 1,600,000 Shares of Quest Resource Corporation Common Stock issued by Quest Resource Corporation to, and purchased by Wells Fargo Energy Capital, Inc. on November 7, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 27, 2002).

     4.5* Warrant Purchase Agreement by and among Quest Resource Corporation and Wells Fargo Energy Capital, Inc., concerning the purchase of the Warrant to Purchase 1,600,000 Shares of Quest Resource
              Corporation Common Stock, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 27, 2002).

     10.1* Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry
              D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 19, 2002).

     10.2* Consent of Transferee of Shares of Quest Resource Corporation, Boothbay Royalty Company, dated as of November 7, 2002, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry
              D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 19, 2002).

     10.3* Consent of Transferee of Shares of Quest Resource Corporation, Southwind Resource, Inc., dated as of November 7, 2002, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry
              D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 19, 2002).

     10.4* Consent of Transferee of Shares of Quest Resource Corporation, Shiloh Oil Corporation, dated as of April 9, 2003, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 8, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed on April 14,
              2003).

     10.5** Employment Agreement dated as of November 7, 2003 between Quest Resource Corporation and Jerry Cash

     10.6** Employment Agreement dated as of November 7, 2003 between Quest Resource Corporation and Douglas Lamb

     21.1**   List of Subsidiaries

     23.1***  Consent of Clyde Bailey, P.C.

     23.2**   Consent of Cawley and Gillespie & Associates, Inc.

     23.3**   Consent of McCune Engineering

     31.1** Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2** Certification of Co-Chief Executive Officer and Chief Financial Officer of Quest Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1*** Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2*** Certification of Co-Chief Executive Officer and Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1**   Risk Factors.
-------------------
*     Incorporated by reference
**    Filed herewith
***   To be filed by amendment