Form 10KSB/A
period 2003-05-31
QUEST RESOURCE CORP
filed 2003-09-16
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

                     Issuer's Telephone Number: 620-698-2250

Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities  Registered Under Section 12(g) of
the Exchange Act:                               Common Stock,$0.001 Par Value
                                                -----------------------------
                                                       Title of Class

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


The issuer's revenues for the year ended May 31, 2003 were $11,730,045. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the issuer's common stock on August 21, 2003 at $3.50 per share was $23,046,282. There were 13,800,647 shares outstanding of the issuer's common stock as of September 12, 2003 held by 2,145 shareholders of record.

                                TABLE OF CONTENTS

                                     PART I

ITEMS 1. AND 2.   DESCRIPTION OF BUSINESS AND PROPERTIES.....................4

ITEM 3.           LEGAL PROCEEDINGS.........................................14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......14

                                   PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS...................................................14

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION..............................................14

ITEM 7.           FINANCIAL STATEMENTS......................................21

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................22

ITEM 8A.          CONTROLS AND PROCEDURES...................................22

                                   PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT..........................................22

ITEM 10.          EXECUTIVE COMPENSATION....................................22

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS...........22

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............22

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K..........................23

                  SIGNATURES................................................23

                  INDEX TO EXHIBITS.........................................24

                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A is being filed for the purposes of amending and restating the Quest Resource Corporation (the "Company") Form 10-KSB for the fiscal year ended May 31, 2003, originally filed on August 29, 2003 (the "Original 10-KSB") to include therein the information required by Items 6 and 7 of Form 10-KSB regarding management's discussion and analysis and financial statements for the Company, which information was not included in the Original 10-KSB due to a medical emergency with the Company's independent public accountant. In addition, this amendment redesignates Item 14 from the Original 10-KSB as Item 8A and updates other information in the original report.

ITEMS 1. AND 2.   DESCRIPTION OF BUSINESS AND PROPERTIES

General

Quest Resource Corporation ("Quest" or the "Company") is an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coal bed methane) in a ten county region in the Cherokee Basin of Southeast Kansas and Northeast Oklahoma. The Company also owns and operates a gas gathering pipeline network of approximately 600 miles in length within this basin. Quest's main focus is upon the development of the Company's coalbed methane gas reserves in the Company's pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to the Company or Quest include the Company's operating subsidiaries.


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

Business Strategy


The Company's objective is to achieve a substantial enhancement of shareholder value by increasing cash flow, profitability and net asset value. To accomplish this objective, the Company is pursuing the following business strategy:

     o focusing exploration and drilling efforts in the Cherokee Basin of southeast Kansas and northeast Oklahoma;
     o accumulating leasehold acreage positions in the Cherokee Basin-management believes that the Cherokee Basin remains highly fragmented and that additional acquisition opportunities exist;
     o operating its properties whenever possible-the Company currently operates over 90% of the oil and gas properties in which it has an interest;

     o    increasing third party volumes on its gathering and pipeline  systems;
          and
     o exploring other basins for coal bed methane opportunities-the Company recently signed a lease with Alcoa Fuels that will allow the Company to drill an agreed upon number of wells on Alcoa Fuel's properties in Western Kentucky. See "Recent Developments".


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

The addition of the STP staff (see "Recent Developments) and the Company's new credit facilities have further enhanced the ability of Quest to compete in making acquisitions that are strategic to the future growth of the Company.

Recent Developments

Since the beginning of the 2003 fiscal year, the Company has completed several acquisitions that have more than doubled the size of the Company.

Acquisition of STP Cherokee, Inc. The acquisition of STP Cherokee, Inc. was the most significant event for Quest during the 2003 fiscal year. Effective November 7, 2002, the Company acquired all of the stock of STP Cherokee, Inc. from Jerry
D. Cash in exchange for 5,380,785 shares of the Company's common stock, which represented approximately 42.0% of the common stock of the Company after giving effect to the acquisition and related transactions. The Company also assumed approximately $10,000,000 of STP debt. At the time of the acquisition, STP was involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma and held rights to approximately 48,000 acres. STP owned and operated approximately 130 wells and gathered gas through its 180-mile pipeline network. The acquisition of STP at least doubled the amount of gas reserves, gas production and pipeline infrastructure owned by Quest.

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


Acquisition of Gas Producing Assets and Pipeline in the Cherokee Basin. On April 1, 2003, Quest agreed to acquire gas producing properties, gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeast Kansas portion of the geological region known as the Cherokee Basin. The closing of the transactions for these acquisitions occurred on June 6, 2003 with an effective date of June 1, 2003. Approximately 15,000 acres of gas properties containing an estimated 3.8 Bcf of net proved gas reserves were acquired by the Quest subsidiary Quest Oil & Gas Corporation for approximately $2.0 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These gas properties consist of approximately 53 oil and gas leases in Chautauqua, Montgomery and Elk Counties of southeast Kansas.


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

The property is located in Union, Crittenden and Webster Counties in western Kentucky and represents a significant expansion in the geographic area in which Quest operates. Prior to the execution of this lease, Quest's operations had been limited to a ten county region in the Cherokee Basin in southeastern Kansas and northeastern Oklahoma. Although the distance from the Company's current operations will represent a logistical challenge, management believes that its technical team's experience and dedication will provide the Company with the necessary resources to successfully expand its operations into this new region.


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

Exploration & Production Activities


As of May 31, 2003, the Company controlled approximately 112,702 net acres. The petroleum engineering firm of Cawley, Gillespie & Associates, Inc., of Ft. Worth, Texas, estimated the Company's proved oil and natural gas reserves to be as follows as of May 31, 2003: an estimated gross natural gas proved reserves of 37.2 Bcf, of which 28.3 is net to the Company, and estimated net proved oil reserves of 43,083 barrels. The present value of these reserve assets, discounted at 10% of the future net cash flow from the net natural gas and oil reserves, is $69,954,990.


As of May 31, 2003, the Company was producing natural gas from approximately 200 wells (gross) at an average per well rate of 50.5 Mcf/d measured at the wellhead. The Company's total daily gas sales (including pipeline-earned volume) as of May 31, 2003 were approximately 7,686 Mcf/d net (9,737 Mcf/d gross).

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


Most of this development type of drilling is in areas of known gas reserves that involve much lower risk than the exploratory type of drilling that is required when searching for new gas reserves. Quest has enjoyed a new well success rate of over 90% and the typical new well has been adding value to the Company amounting to several times the Company's $60,000 historical cost for drilling and completing a well in the Cherokee Basin. This development work is being conducted by Company personnel, who have over 100 years of combined experience in coalbed methane development in the Cherokee Basin.


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

                          PRODUCTIVE WELL AND ACREAGE SUMMARY

Fiscal
Year                 PRODUCTIVE WELLS                            LEASEHOLD ACREAGE
Ended
May 31       Oil       Natural Gas       Total          Developed      Undeveloped      Total Leased
------       ---       -----------       -----          ---------      -----------      ------------
         Gross  Net     Gross  Net     Gross  Net      Gross  Net      Gross   Net      Gross     Net

2001     44    42.55    47    44.87    91    87.42     2,752  2,642    35,114  33709    37,866   36,351
2002     43    41.55    84    73.64    127   115.19    4,847  4,362    72,399  65159    77,246   69,521
2003     31    29.847   227   213.81   258   243.65    37,088 35,954   78,716  76,748   115,804  112,702


During the 2003 fiscal year, Quest drilled 48 gross (48 net) new wells on its properties of which 46 gross (46 net) were gas wells, 1 gross (1 net) was an oil well, and 1 gross (1 net) was a disposal well."Only one additional well was drilled and deemed to be a dry hole that was not worthy of completion. The oil well count continues to decline as we have abandoned 13 oil wells that were in excess of 20 years old ("See Summary of New and Abandoned Well Activity"). The Company has continued an active land leasing program during the 2003 fiscal year that has contributed to the increase in Total Leased Acreage in the above table. Oil and natural gas reserves. The following table summarizes the reserve estimate and analysis of net proved reserves of oil and natural gas as of May 31, 2003, 2002 and 2001, in accordance with SEC guidelines. The May 31, 2003 data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. The petroleum engineering firm McCune Engineering prepared the reserve estimates for the fiscal years ending May 31, 2002 and 2001. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10% per year. The acquisition of STP Cherokee, Inc. during the fiscal year caused a significant increase in the estimated proved reserves over previous years. The acquisition of gas reserves from Perkins and Willhite effective June 1, 2003 is estimated to increase the latest Quest reserves shown below by approximately 13%. Although we do have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves for 2003. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency, except the Securities and Exchange Commission, during the fiscal years ended May 31, 2003, 2002 and 2001.

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


There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values. The reserve data set forth in this report is only an estimate. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Furthermore, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, and such revisions can be substantial. Accordingly, reserve estimates often differ from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.


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

                                     Gas Production Statistics
                                      For Fiscal Year Ended
                                -----------------------------------
                                   5/03     5/02     5/01     5/00
                                   ----     ----     ----     ----
Net gas production (Mcf)       1,488,679  508,077  197,606  154,004
Average   wellhead  gas  price
(per Mcf)                          $3.38    $1.82    $3.73    $1.57
Average  production  cost (per
(Mcf)                              $1.19    $0.67    $0.99    $1.04
Net revenue (per Mcf)              $2.19    $1.15    $2.74    $0.53

The $3.38 gas price for the 2003 fiscal year reflects an $0.84 per Mcf reduction due to hedging activities. The 2003 fiscal year gas production volume includes STP production only for the seven months beginning November, 1 2002.

                                         Oil Production
                                           Statistics
                                      For Fiscal Year Ended
                                -------------------------------
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



                                                   Year Ended May 31
                                            2003                   2002         2001
                                            ----                   ----         ----
                                  Gross             Net         Gross  Net  Gross   Net
                                  -----             ---         -----  ---  -----   ---

Exploratory Wells Drilled       Oil    Gas     Oil      Gas
          Capable of Production                                     0    0      0      0
          Dry                                                       4    4      2      2
Development Wells Drilled
          Capable of Production    1     45        1        45     33   25     13     13
          Dry                             1                  1      2    2      0      0
Re-completion of Old Wells
          Capable of Production                                     4    1      2      2
          Dry                                                       0    0      2      2
Wells Abandoned                  -13    -21  -12.7     -17.6       -1   -1     -2     -2
Acquired STP effective                  108            104.9        0    0      0      0
   11/1/02
Other Wells Acquired                      9              7.9
                                          -              -----
Net Increase In Capable          -12    143  -11.7     140.2       36   28     13     13
   Wells




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

                Gas Volumes (Mcf) -- Pipeline Network
                         For Fiscal Year Ended
                ---------------------------------------
                    5/31/03       5/31/02    5/31/01
                    -------       -------    -------
                   2,698,896     1,415,312   664,442

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

As a service entity, QES' most valuable asset is its work force, which presently consists of 46 employees. QES management and key personnel have been involved in oil and gas production activities in the Cherokee Basin for more than twenty years. Eight administrative personnel work out of the office facility on the east edge of Benedict, Kansas at 701 East Main Street. Thirteen QES employees operate out of the Howard, Kansas office where both administrative and field operations are conducted and coordinated.

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

        Fiscal Quarter Ended   High Price        Low Price
        --------------------   ----------        --------
        August 31, 2001          $1.80             $1.05
        November 30, 2001        $1.20             $0.61
        February 28, 2002        $1.35             $0.75
        May 31, 2002             $1.56             $0.83
        August 31, 2002          $1.72             $1.22
        November 30, 2002        $2.70             $1.28
        February 28, 2003        $3.85             $1.95
        May 31, 2003             $4.00             $2.40

The source for the information contained in the table above is Investools @ www.investortoolbox.com. The closing price for QRCP stock on August 26, 2003 was $3.45.

Record Holders

Common Stock. There are 950,000,000 shares of common stock authorized for issuance. As of September 12, 2003, there were 13,800,647 shares of common stock issued and outstanding, held of record by approximately 2,145 shareholders.

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

The holders of four convertible debentures have exercised their right to convert their debentures prior to May 31, 2003. These debentures were issued during the period from November, 2001 through May 1, 2002. They become eligible for conversion after one year and have a conversion price of 75% of the daily average trading price of the Company's common stock for the 30 days prior to conversion (See Note 2. to the Financial Statements - "Long Term Debt"). The debenture amounts and the effective dates of conversion are as follows: $40,000 on 11/27/02; $22,000 on 4/16/03; $35,000 on 4/25/03; $25,000 on 5/1/03. The
Company has issued 62,617 shares of common stock for the conversion into equity of $122,000 worth of debenture debt contained in these four debentures.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Cautionary Statements For Purpose Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. Some of the information in this report and in the Company's press releases and other filings with the SEC contain forward-looking statements within the meaning set forth in
Section 27A of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe" or "continue" or the negative thereof or similar terminology. These statements express, or are based on, the Company's expectations about future events. These include such matters as:

     o   financial position;
     o   business strategy;
     o   budgets;
     o   amount, nature and timing of capital expenditures;
     o   drilling of wells;
     o   acquisition and development of oil and gas properties;
     o   timing and amount of future production of natural gas and oil;
     o   operating costs and other expenses;
     o estimated future net revenues from oil and natural gas reserves and the present value thereof;
     o   cash flow and anticipated liquidity; and
     o   other plans and objectives for future operations.

Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. There are many factors that could cause these forward-looking statements to be incorrect, including, but not limited to, the risks described in Exhibit 99.1 "Risk Factors" to this report, which are incorporated herein by reference. These factors include, among others:

     o   the ability of the Company to implement its business strategy;
     o the extent of the Company's success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

     o   fluctuations in the commodity prices for natural gas and crude oil;
     o   engineering  and   mechanical  or   technological   difficulties   with
         operational equipment, in well completions and workovers, and in drilling new wells;
     o   land issues;
     o   federal and state regulatory developments;
     o   labor problems;
     o   environmental related problems;
     o the uncertainty inherent in estimating future oil and gas production or reserves;
     o   production variances from expectations;
     o the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;
     o   the need to develop and replace reserves;
     o   competition;
     o   dependence upon key personnel;
     o   the lack of liquidity of the Company's equity securities;
     o   operating hazards attendant to the natural gas and oil business;
     o   downhole  drilling  and  completion   risks   that  are  generally  not
         recoverable from third parties or insurance;
     o   potential mechanical failure or under-performance of significant wells;
     o   climatic conditions;
     o   availability and cost of material and equipment;
     o   delays in anticipated start-up dates;
     o   the Company's ability to find and retain skilled personnel;
     o   availability of capital;
     o   the strength and  financial resources of the Company's competitors; and
     o   general economic conditions.

When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report or incorporated by reference. The Company's forward-looking statements speak only as of the date made. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Overview of Company Status

The 2003 fiscal year included approximately seven months of increased activity since the occurrence of two significant events: the acquisition of STP Cherokee, Inc. ("STP"), which approximately doubled the size of the Company; and (2) the increased funding of the Company's drilling program as a result of the credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The successful integration of the Quest and STP entities into one new organization allowed us to support new levels of development and operational activities for record-setting growth this year. This integration has been accomplished with all four of the Quest subsidiaries now comprising an effective new team. In June 2003, the Company acquired additional properties, pipelines and operating resources that, when fully integrated, will provide the Company with additional infrastructure, personnel and undeveloped reserves that should enable the Company to continue its growth.

Our strategic positioning in the southeast Kansas and northeast Oklahoma gas industry has yielded significant increases in total revenues and has resulted in a solid foundation for future growth. The Company enjoyed a significant improvement in profitability in fiscal year 2003 as a result of increased gas and oil prices over the levels realized in fiscal 2002. However, most of the increase in total revenues and net income for the 2003 fiscal year is primarily due to the acquisition of STP and the increased level of new well development that was achieved during the year.

By the end of the 2003 fiscal year, Quest had an interest in 258 gas and oil wells (gross) and gas and oil leases on approximately 116,000 gross acres. Management believes that the proximity of the 600 mile Company-owned pipeline network to these gas and oil leases will enable the Company to quickly develop new producing wells on many of its un-drilled properties. The current inventory of undeveloped acreage is expected to yield more than 500 additional gas well drilling sites. With more than 100 new wells planned for each of the next several years, Quest is positioned for significant growth in natural gas production, revenues, and net income. However, no assurance can be given that the Company will be able to achieve its anticipated rate of growth.

Results of Operations

The following information presents the operations of the Company and its four subsidiaries on a consolidated basis and should be read in conjunction with the actual financial statements and accompanying notes contained elsewhere in this report.

Total revenues of $11,730,045 for the year ended May 31, 2003 represents an increase of 137% when compared to total revenues of $4,958,577 for the fiscal year ended May 31, 2002. This increase was achieved by a combination of improved prices for natural gas and the addition of more producing wells, both from the acquisition of STP in November 2002 and the Company's aggressive new well development program. For example, STP's gas production volume during the seven months following its acquisition by Quest (November 2002 to May 2003) increased 123% over its gas production volume during the same seven month period a year earlier, while its gas revenues increased by 324% for the comparable periods. Excluding the acquired STP assets, the Company's total revenues for fiscal year 2003 increased 31% or $1,551,822 when compared to fiscal year 2002.

The increase in oil and gas sales from $1,020,235 in fiscal year 2002 to $6,249,759 in fiscal year 2003 and the increase in gas pipeline revenue from $1,062,148 to $1,551,297 resulted from the additional wells and pipelines acquired or completed during the past two fiscal years. These additional wells also contributed to the production of 1,488,679 mcf of net gas in fiscal year 2003, as compared to 508,077 net mcf produced in the prior fiscal year. Excluding the acquired STP assets, the Company's oil and gas sales and pipeline revenue for fiscal year 2003 increased 55% or $1,138,861 when compared to fiscal year 2002. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future. In order to reduce gas price volatility, the Company has conducted multiple hedging transactions for approximately 5,000,000 mcf of gas through October, 2005. (See Items 1 and 2 "Description of Business and Properties--Quest Operations--Exploration & Production Activities-Hedging Activities").

The operating costs for the fiscal year ended May 31, 2003 totaled $6,694,037, which is a 78% increase over the operating costs of $3,753,998 incurred for the fiscal year ended May 31, 2002. The substantial cost increases incurred in the purchases and outside services, oil & gas production costs and wages categories are due to the number of wells acquired, completed and operated during the year and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $1,870,520 from $564,494 is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the acquisition of STP. Excluding the acquired STP assets, the Company's operating costs for fiscal year 2003 increased 10% or $374,039 when compared to fiscal year 2002, which was primarily due to the increased number of operating wells.

The Company generated net income before income taxes of $2,699,641 for fiscal year 2003, compared to net income before income taxes in the previous fiscal year of $433,403. This increase in net income is after the effect of an increase in general and administrative expenses to $1,669,570 in fiscal year 2003 from $774,148 in the prior year due, primarily to the acquisition of STP and the increased staffing to support the higher levels of development and operational activity. Excluding the STP acquisition, the Company's general and administrative expenses for fiscal year 2003 were about the same as the previous fiscal year.

Capital Resources And Liquidity

The Company's access to capital was greatly enhanced by the two $20.0 million credit facilities now in place with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The total amount the Company may borrow under the two credit facilities is limited to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15.0 million, which was increased by $2.5 million by Wells Fargo Bank Texas, N.A. on April 1, 2003, based upon our updated gas reserve estimates. As of May 31, 2003, we had $16.7 million outstanding under the two credit facilities. Although we have made all payments due under the credit facilities, we are currently not in compliance with all of our covenants under the Wells Fargo credit facilities. We have obtained oral waivers from our lenders with respect to these defaults and are in the process of finalizing the written amendments to our credit facilities. We expect to have such amendments finalized in the near future. Our ability to fully implement our expanded drilling program is dependent upon our ability to obtain additional funding under the two Wells Fargo credit facilities, to obtain additional funding from equity sources or other debt facilities and to generate working capital from operations. Although we believe that we will have adequate additional reserves and other resources to support our expanded development plans, no assurance can be given that we will be able to obtain funding sufficient to support all of our development plans.

Quest Energy Service, Inc. ("QES") is not a party to the Wells Fargo credit agreements. QES has maintained local banking relationships and equipment financing relationships for its capital requirements. The QES line of credit at the Yates Center Branch Bank was increased to $540,000 during the year to accommodate the purchase of pipeline construction equipment, and the amount outstanding under this line of credit on May 31, 2003 was approximately $443,000.

During the fiscal year ended May 31, 2003, in addition to the acquisition of STP, a total of approximately $8.4 million was invested in new oil and gas wells and properties, new pipeline facilities, and other additional capital items. This investment was substantially funded by operational cash flow and by an increase of approximately $6.6 million in long-term debt. Funds raised from non-bank sources during the year included $406,000 from the sale of stock in conjunction with the exercise of stock options, $165,000 from the sale of convertible debentures, and $61,000 from the sale of approximately 48,000 shares of common stock. Net cash provided from operating activities increased substantially from the $1,469,711 during fiscal year 2002 to $4,422,041 for the 2003 fiscal year due primarily to the expanded operations of the Company as discussed above, increases in depreciation and depletion caused by the increased drilling and production activities of the Company and a significant increase in the Company's working capital.

The Company's working capital (current assets minus current liabilities) was $2,451,316 at May 31, 2003, compared to a deficit of ($1,735,766) at May 31,
2002. One source of improvement is the change from local bank financing that previously required monthly payments of principal, while the Wells Fargo facilities require only interest payments on a monthly basis. In addition, as of May 31, 2003, the Company had accumulated $2,000,000 of cash to fund a portion of the purchase price for the acquisition of additional gas producing properties and pipeline facilities from Perkins and Willhite, which occurred on June 6, 2003 (See Items 1 and 2 "Recent Developments"). There is a substantial increase in both receivables and payables on the balance sheet for May 31, 2003 as compared to May 31, 2002. This increase is largely due to the substantial increase in operating activity being conducted by the Company.

The Company intends to continue acquiring property and developing additional wells using the resources generated by its operations and its financing facilities, and to seek additional sources of funding to allow acceleration of development activity to the desired rate of 100 plus wells per year. Management anticipates funding a significant portion of the higher rate of new well development with additional equity and bank financing. Although management believes that such financing is available for Quest, no assurances are given that Quest will be successful in acquiring the financing necessary to achieve the desired level of development or that such financing will be on terms favorable to Quest.

In addition, on July 18, 2003 Quest entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc., for more than 63,200 net acres in western Kentucky. The lease has an initial term of one year. During the initial year of the lease, Quest will conduct a technical study to determine the feasibility of the development of the leased property. At the end of the first year, Quest may extend the lease for an additional four years upon payment of an agreed upon amount. Thereafter, Quest will generally be entitled to continue leasing the property for so long as Quest is continuously developing the leased premises at the rate of not less than 25 wells per year until the property is fully developed on 160 acre spacing (approximately 400 wells). (See Items 1 and 2 "Description of Business and Properties--Recent Developments"). If the results of the technical study are positive and Quest elects to extend the term of the lease, developing this property could require the Company to obtain significant additional capital resources.

Critical Accounting Policies

Accounting policies and procedures important to the understanding of the Company's financial position and results of operations are included in the notes to the financial statements.

Certain Capital Transactions

In June 2002, a total of 47,858 shares of common stock were sold in a private placement for $61,000, the proceeds of which were used as working capital.

On October 17, 2002, a convertible promissory note of the Company issued on May 25, 1999 for $50,000 was converted into 50,000 shares of common stock in accordance with its conversion terms.

On November 2, 2002, the Company issued a total of 60,000 shares of common stock to its three directors as their sole compensation for four years of service to the Company and a total of 70,000 shares of common stock to two individuals for services rendered to the Company during the previous four years.

Effective November 7, 2002, the Company issued 5,380,785 shares of common stock of the Company to Jerry D. Cash in exchange for 100% of the outstanding common stock of STP. In conjunction with this transaction, the Company issued 330,000 shares of common stock to acquire marketing and transportation agreements from companies owned by Doug and Marsha Lamb.

During fiscal year 2003, $397,000 of existing debentures were converted into 328,029 shares of common stock.

During fiscal year 2003, three stock issuances totaling 11,775 shares were made to three individuals in conjunction with the leasing of land for gas exploration and production.

Subsequent  to fiscal 2003  yearend,  the  Company  paid  $2,000,000  and issued
500,000 shares of common stock to acquire additional gas producing properties and pipeline facilities.

Off-balance Sheet Arrangements

At May 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.


ITEM 7. FINANCIAL STATEMENTS

Please see the accompanying financial statements attached hereto beginning on page F-1.

                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                      -------------------------------------------------



To the Board of Directors and Shareholders
Quest Resource Corporation


We have audited the accompanying consolidated balance sheet of Quest Resource Corporation and subsidiaries ("Company") as of May 31, 2003 and the related consolidated statement of operations, changes in stockholders' equity, and statement of cash flows for the years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of May 31, 2003, and the consolidated results of their operations and their cash flows for the years ended May 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.


                                /s/ Clyde Bailey
                                  Clyde Bailey
                           Certified Public Accountant



August 1, 2003
San Antonio, TX




See accompanying summary of accounting policies and notes to
financial statements                                                         F-1

                           Quest Resource Corporation
                           Consolidated Balance Sheet
                               As of May 31, 2003

                                   A S S E T S
                                   -----------

Current Assets
--------------
     Cash                                                   $   2,689,495
     Accounts Receivable                                        2,061,967
     Other Receivables                                              8,387
     Deposits on Acquisition                                      613,375
     Inventory                                                    247,683
                                                        ------------------

     Total Current Assets                                                      $   5,620,907

Property & Equipment, net of depreciation of $548,271                                928,363
-----------------------------------------------------

Pipeline Assets, net of depreciation of $1,768,673                                 9,950,425
--------------------------------------------------

Oil & Gas Properties
--------------------
     Properties being Amortized                                17,671,273
     Properties not being Amortized                             2,333,357
                                                        ------------------
                                                               20,004,630
     Less:  Accumulated depreciation, depletion and
     amortization                                              (1,397,941)        18,606,689

                                                        ------------------   ---------------

Total Assets                                                                   $  35,106,384
                                                                             ===============

             L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
             -------------------------------------------------------------------

Current Liabilities
-------------------
     Accounts Payable                                       $   1,150,973
     Oil & Gas Payable                                          1,207,659
     Accrued Expenses                                             239,610
     Notes Payable, Current Portion                               571,349
                                                        ------------------

     Total Current Liabilities                                                 $   3,169,591

Non-Current Liabilities
-----------------------
     Convertible Debentures                                       230,000
     Notes Payable                                             17,560,030
     Notes Payable - Related Parties                               66,175
     Less Current Portion Of Notes Payable                      (571,349)
                                                        ------------------

     Total Non-Current Liabilities                                                17,284,856

Deferred Tax Liabilities
------------------------
     Deferred Income Tax Payable                                                   1,337,476
                                                                             ---------------

Total Liabilities                                                                 21,791,923

     Commitments and Contingencies                                                         -

Stockholders' Equity
     Preferred stock, 50,000,000 Shares Authorized                     10
          $.001 par value, 10,000 shares issued and
     outstanding
     Common Stock, 950,000,000 Shares Authorized                   13,280
          $.001 par value, 13,280,587 shares issued and
     outstanding
     Paid In Surplus
                                                               11,434,582
     Accumulated Surplus
                                                                1,866,589
                                                        ------------------

Total Stockholders' Equity                                                        13,314,461
                                                                             ---------------

Total Liabilities and Stockholders' Equity                                     $  35,106,384
                                                                             ================


See accompanying summary of accounting policies and notes to
financial statements                                                         F-2

                              Quest Resource Corporation
                         Consolidated Statements of Operations

                                                       For the Years Ended May 31
                                                  --------------------------------------
                                                        2003                  2002
                                                  -----------------      ---------------
Revenue
-------
Oil & Gas Sales                                      $   6,249,759        $   1,020,235
Gas Pipeline Revenue                                     1,551,297            1,062,148
Oil & Gas Operations Revenue                               895,760              735,495
Pipeline Operations                                        575,592              476,262
Pipeline Development                                       284,083              557,393
Property Development                                       636,677              708,858
Other Revenue                                            1,536,877              398,186
                                                  -----------------      ---------------

    Total Revenues                                      11,730,045            4,958,577

Cost of Revenues
----------------
Oil & Gas Production Costs                               1,323,676              497,573
Pipeline Operating Costs                                   752,022              663,449
Purchases & Outside Services                             1,474,938            1,106,918
Wages                                                    1,170,421              723,613
Depreciation, Depletion & Amortization                   1,870,520              564,494
Other Cost of Revenues                                     102,460              197,951
                                                  -----------------      ---------------

    Total Cost of Revenues                               6,694,037            3,753,998

    Gross Profit                                     $   5,036,008        $   1,204,579

General and Administrative Expenses                      1,669,570              774,148
                                                  -----------------      ---------------

    Income from continuing operations before             3,366,438              430,431
    other income and expenses and income taxes

Other Income & Expense
----------------------
Sale of Assets                                               2,500                    0
Interest Expense                                          (669,438)            (237,578)
Interest Income                                                141                2,972
                                                  -----------------      ---------------

    Total Other Income and Expense                        (666,797)            (234,606)

    Net Income Before Income Taxes                        2,699,641              195,825

Income Tax Benefit (Expense)                              (996,977)             (72,318)
                                                  -----------------      ---------------

    Net Income                                       $   1,702,664         $    123,507
                                                  =================      ===============

    Net Income per share                                     $0.17                $0.02

    Weighted Average Number of
        Shares Outstanding                              10,259,144            6,349,855




See accompanying summary of accounting policies and notes to
financial statements                                                         F-3

                              Quest Resource Corporation
                         Consolidated Statements of Cash Flows

                                                          For the Years Ended May 31
                                                       ---------------------------------
                                                             2003             2002
                                                             ----             ----
Cash flows from Operating Activities:
-------------------------------------

Net Income                                                 $ 1,702,664        $ 123,507
Adjustments to Reconcile Excess Contributions to Cash
provided from operations:
      Depreciation                                             927,997          287,488
      Amortization                                               6,392            6,392
      Depletion                                                936,131          270,613
      Stock Issued for Retirement Plan                               -           90,000
      Stock Issued for Director Fees                            62,400                -
      Stock Issued for Services                                 72,800           53,006
      Accounts Receivable                                    (438,001)          384,402
      Other Receivables                                        (8,387)           31,082
      Futures Contract                                         45,716           145,184
      Inventory                                              (156,515)          (74,364)
      Accounts Payable                                       (635,753)          107,793
      Oil & Gas Payable                                       700,670           (37,082)
      Accrued Expenses                                        208,950             9,372
      Income Tax Payable                                      996,977            72,318
                                                       ----------------  ---------------
      Total Adjustments                                      2,719,377        1,346,204
                                                       ----------------  ---------------

Net Cash provided from Operating Activities                  4,422,041        1,469,711

Cash flows from Investing Activities:
-------------------------------------
      Deposit on Acquisition                                  (613,375)               0
      Equipment, Development and Leasehold Costs            (8,400,842)      (3,658,008)
                                                       ----------------  ---------------

Net Cash used in Investing Activities                       (9,014,217)      (3,658,008)

Cash flows from Financing Activities
------------------------------------
      Long-Term Debt                                         6,573,126        1,626,042
      Convertible Debentures                                   165,000          367,000
      Common Stock                                             467,000           83,794
                                                       ----------------  ---------------

Net Cash provided from Financing Activities                  7,205,126        2,076,836
                                                       ----------------  ---------------

Net Increase (Decrease) in Cash                              2,612,950         (111,461)

Cash Balance, Beginning of Period                               76,545          188,006
                                                       ----------------  ---------------

Cash Balance, End of Period                                $ 2,689,495        $  76,545
                                                       ================  ===============

See accompanying summary of accounting policies and notes to
financial statements                                                         F-4


                           Quest Resource Corporation
                 Consolidated Statements of Stockholders' Equity





                                                                                          Accumulated
                                                     Common      Preferred                   Other
                             Common     Preferred     Stock        Stock        Paid-In   Comprehensive   Accumulated
                              Stock       Stock     Par Value    Par Value      Surplus   Income (Loss)     Surplus       Total


Balance May 31, 2001         6,174,842      10,000     $ 6,175    $     10    $ 4,133,615  $    116,380    $  40,418  $   4,296,598

Stock Sales for Cash
                                80,000                      80                     83,714                                    83,794

Stock Issued to Employees
  401K Plan                    180,000                     180                     89,820                                    90,000

Stock Issued for Payables       43,575                      44                     31,038                                    31,082

Stock Issued for
  Convertible Debt              62,500                      63                     49,937                                    50,000

Stock Issued for Services       59,000                      59                     52,947                                    53,006

Comprehensive Income
--------------------
Net Income                                                                                                   123,507        123,507
Unrealized Gain (Loss) on                                                                      (116,380)                   (116,380)
  Futures Contracts
Total Comprehensive Income                                                                                                    7,127
                           --------------------------------------------------------------------------------------------------------
Balance May 31, 2002         6,599,917      10,000       6,600    $     10    $ 4,441,071  $          -    $   163,925  $ 4,611,606

Stock Sales for Cash            47,858                      48                     60,952                                    61,000

Stock Issued for Director       60,000                      60                     62,340                                    62,400
  Fees

Stock Issued for Acquisition 5,380,785                   5,381                  5,590,635                                 5,596,016

Stock Issued for Assets        330,000                     330                    342,870                                   343,200

Stock Issued for Leases         11,775                      11                     11,764                                    11,775

Stock Issued for Services       70,000                      70                     72,730                                    72,800

Stock Issued for
  Convertible Debt             374,252                     374                    446,626                                   447,000

Stock Issued for Options       406,000                     406                    405,594                                   406,000

Net Income                                                                                                   1,702,664    1,702,664
                           --------------------------------------------------------------------------------------------------------
Balance May 31, 2003        13,280,587      10,000     $13,280    $     10    $11,434,582  $          -    $ 1,866,589  $13,314,461
                           ========================================================================================================


See accompanying summary of accounting policies and notes to
financial statements                                                         F-5


                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

Quest Resource Corporation ("Quest" or the "Company") is an independent energy company with an emphasis on the acquisition, production, transportation, exploration, and development of natural gas (coalbed methane) in southeast Kansas and northeast Oklahoma. Quest operations are currently focused on developing coalbed methane gas production in a ten county region that is served by a Company-owned pipeline network.

PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

The predecessor to Quest was incorporated in 1997 to facilitate the consolidation of a number of related companies. Quest conducts its operations through four subsidiary companies, Quest Energy Service, Inc. ("QES"), a Kansas corporation, Quest Oil & Gas Corporation ("QOG"), Ponderosa Gas Pipeline Company, Inc. ("PGPC"), and STP Cherokee, Inc. ("STP"). Quest owns 100% of the outstanding stock of QES, QOG, PGPC, and STP.

QES provides all of the service activities required for the operation and development of QOG's oil and gas properties and the gas pipelines owned by PGPC. QES derives over 90% of its revenue from servicing Quest assets.

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

On November 7, 2002 an Agreement and Plan of Reorganization was consummated whereby the Company acquired STP Cherokee, Inc. ("STP") as reported on the Form 8-K filed November 18, 2002. Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Jerry D. Cash, the sole stockholder of STP, 5,380,785 shares of Company common stock, representing approximately 42.0% of the common stock of the Company, in exchange for 100% of the outstanding common stock of STP. See Note-2. STP is in the methane gas business and is involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma. At the time of the acquisition, STP held rights to approximately 48,000 acres and operated approximately 130 wells that were supported by approximately 180 miles of gas gathering pipelines.

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

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all cost

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

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

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At May 31, 2003 and 2002, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

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

The estimated useful lives are as follows:

Buildings               25 years
Equipment               10 years
Vehicles                 7 years
Pipelines               40 years

Depreciation expense for the years ended May 31, 2003 and 2002 was $934,389 and $287,488, respectively.

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

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, the Company's cash balances are in excess of this amount.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at May 31, 2003.

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

                OIL PRICE PER BBL           2003       2002
                -----------------           ----       ----

                Year 1                      $27.00     $21.00

                Year 2                       27.00      21.00

                Year 3                       27.00      21.00

                Year 4                       27.00      21.00

                Thereafter                   27.00      21.00

                Maximum                      27.00      21.00


                GAS PRICE PER MCF           2003       2002
                -----------------           ----       ----

                Year 1                      $ 4.48    $  2.78

                Year 2                        4.71       2.78

                Year 3                        4.82       2.78

                Year 4                        4.82       2.78

                Thereafter                    4.82       2.78

                Maximum                       4.82       2.78

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at May 31, 2003 and 2002. The Company's price assumptions change based on current industry conditions and the Company's future plans.
Any impairments will be determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards (SFAS) 133 as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. The Company adopted SFAS 133 and SFAS 138 in the first quarter of fiscal 2002. Adoption of SFAS 133 and SFAS 138 did not materially impact the Company's consolidated financial position, results of operations, or cash flows.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1. ADVERTISING

The Company expensed Advertising and Marketing expenditures in the amount of $19,667 for the year ended May 31, 2003.

2. ACQUISITIONS

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

              Current Assets           $ 1,666,588
              Fixed Assets              13,745,412
              Current Liabilities       (1,620,251)
              Debt Assumed              (8,195,733)
                                       -----------

              Net Assets Acquired      $ 5,596,016
                                       ===========


Pro Forma Summary Data (Unaudited)

The following pro forma summary data for the years ending May 31, 2003 and 2002 presents the consolidated results of operations as if the acquisition of STP made on November 7, 2002 had occurred on June 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as June 1, 2001 or of results that may occur in the future.

                                                  Year Ended May 31
                                             ----------------------------
                                                 2003          2002
                                                 ----          ----
              Proforma Revenue               $ 13,150,009   $ 6,454,656
              Proforma Net Income               2,093,569       428,267
              Proforma net income per share       $ 0.17        $ 0.04

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

3. LONG TERM DEBT

The Company had the following debt obligations at May 31, 2003:

Wells Fargo Bank - Senior  note  secured by oil and gas              $9,250,000
properties, pipeline assets and certain equipment.
Further described in Note 2.

Wells Fargo Energy Capital - Note secured by oil and gas              7,500,000
properties, pipeline assets and certain equipment.
Further described in Note 2.

Yates  Center  Bank - Two notes  secured,  by  certain                  443,363
equipment and inventory with an initial interest rate of 7.0%. The two notes have been serviced with monthly payments of approximately $9,000 per month and have maturity dates of November 4, 2003 and February 19, 2008.

Convertible  Debentures - Unsecured;  two debentures                    230,000
totaling $65,000 accrue interest at10%; six debentures totaling $165,000 accrue interest at 8%.


Caterpillar  Credit - Four notes to cover equipment purchased           148,662
in Feb 2001, Jun 2001, Oct 2001, and Sep 2002. The notes are for 48 and 60 months, and carry interest rates from 5.48% to 9.19%.

Caterpillar Credit - Two notes for equipment  purchased in 2002          46,596
with a total monthly payment of $2,748.

Ford Motor  Credit - Four notes to cover four new trucks                 79,915
purchased in Nov 2000,  Dec 2000,  Feb 2001, and Feb 2002.
The notes are for 48 and 60 months and carry interest rates of 6.9% and 11.5%.

Case Credit - One note to cover  equipment  purchased in                  3,845
Jul 2001. The note is for 36 months with an interest rate of 8.9%.

Chrysler  Credit - Two notes to cover  trucks  purchased in              44,167
May 2001. The notes are for 60 months and carry an interest rate of 8.5%.

DC  Financial - Two notes for  equipment  purchased in July              43,482
and Dec 2001. The notes are for 60 months and carry an interest rate of 8.5%.

Bonanza  Energy  Corporation of Kansas - Various notes                   55,317
and advances to assist in working capital  requirements.
Entity is owned by a related party. Interest has been accrued at the rate of 9%.

Various other notes from related-party individuals for                   10,858
equipment and vehicles that contain various monthly payments             ------
and interest rates.

                Total Long-Term Debt                                 17,856,205
                Less current maturities                                (571,349)
                                                                       ---------
                Total Long-Term Debt net of current maturities     $ 17,284,856
                                                                    ============

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


 The following is a summary of annual principal payments due under these notes:

------------------------------------ -------------------------------------------

Year Ended May 31,                             Amount
------------------------------------ -------------------------------------------
2003                                           $   571,349
2004                                               144,700
2005 and Future Years                           17,140,156
------------------------------------ -------------------------------------------
                                               $17,856,205
------------------------------------ -------------------------------------------


The balance of the accrued interest is $154,685 as of May 31, 2003. The equipment related debt, and the debt to Bonanza Energy Corporation of Kansas is owed by Quest Energy Service, Inc.

In January of 2001, the Company issued $125,000 and in May 2001 another $20,000 was issued in convertible debentures due in three years after the date of issuance. For the year ended May 31, 2002, the Company issued a total of $367,000 of additional convertible debentures and converted $50,000 of the debentures to common stock. For the year ended May 31, 2003, the Company issued a total of $165,000 of additional convertible debentures and converted $397,000 of the debentures into 328,029 shares of common stock. The debentures issued in fiscal year 2002 carry an interest rate of 10% that is paid quarterly. The debentures carry a conversion feature that allows the debenture holder to convert to common stock after one year from the date of the debenture but prior to the maturity date. The conversion price is 75% of the daily average trading price of the Company's common stock for the 30 days prior to the conversion with the conversion price limited to a maximum of $3.00 per share. The debentures issued on or after April 25, 2002 also have a minimum conversion price of $1.25 per share. The amount of debenture debt outstanding as of May 31, 2003 was $230,000 from eight debentures, the last of which was issued on October 17, 2002.

On November 7, 2002, the Company, as borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation and STP Cherokee, Inc., as guarantors, entered into a $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a $20 million credit agreement with Wells Fargo Energy Capital, Inc. ("WF Energy Capital"). The maximum amount that the Company may borrow under the two credit agreements is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15,000,000, which was subsequently raised to $17,500,000. At the execution of the credit agreements, the Company obtained an initial advance of $12,500,000. The balance of the two Wells Fargo loans as of May 31, 2003 was $16,750,000.

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

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

4. STOCKHOLDERS' EQUITY

The company has authorized 950,000,000 shares of common stock, and 50,000,000 preferred shares of stock. As of May 31, 2003, there were 13,280,587 shares of common stock outstanding and 10,000 shares of preferred stock outstanding. The following transactions were recorded in the Company's financial statements during the year ended May 31, 2003.

     1) Issued 5,380,785 shares of common stock in connection with the Reorganization Agreement.
     2) Issued 324,252 shares of common stock upon the conversion of $397,000 in convertible debentures.
     3) Issued 50,000 shares of common stock to repay a $50,000 promissory note.
     4) Issued 60,000 shares of common stock to compensate directors for four years of service.
     5) Issued 70,000 shares to two individuals for services rendered during previous four years.
     6) Issued 330,000 shares of common stock for assets valued at $343,200.
     7) Issued 11,775 shares for leasehold cost in conjunction with the purchase of oil & gas leases.
     8) Issued 47,858 shares of common stock for $61,000 in cash.
     9) Issued 406,000 shares of common stock for $406,000 in cash upon exercise of stock options.

The following transactions were recorded in the Company's financial statements during the year ended May 31, 2002.

    10) Issued 80,000 shares of common stock for $83,794 in cash.
    11) Issued 180,000 shares of common stock to the Company's 401K plan.
    12) Issued 59,000 shares of common stock for services valued at $53,006.
    13) Issued 43,575 shares of common stock as payment for accounts payable of $31,082.
    14) Issued 62,500 shares of common stock upon conversion of $50,000 of convertible debentures.

5. INCOME TAXES

The components of the provision for income taxes are as follows:

Year ended May 31,                    2003                         2002
---------------------------- -------------------------- ------------------------
Current:
Federal                           $  917,878               $   66,580
State                                 79,099                    5,738
---------------------------- -------------------------- ------------------------
                                  $  996,977               $   72,318
---------------------------- -------------------------- ------------------------

Such income taxes are included in the accompanying consolidated financial statements as follows:

---------------------------- -------------------------- ------------------------
Income tax from operations        $ 996,977                $   72,318
Extraordinary Items                     -0-                       -0-

---------------------------- -------------------------- ------------------------
                                  $ 996,977                $   72,318
---------------------------- -------------------------- ------------------------

The above provision has been calculated based on Federal and State statutory rates.

At May 31, 2003, the Company had a net operating loss carryforward of approximately $2,747,651 to offset future taxable income. The net operating loss will expire in 2023 unless utilized sooner.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

6. RELATED PARTY TRANSACTIONS

BEC of Kansas Inc. - owned by Doug and Marsha Lamb - Note payable in the amount of $55,317 for working capital needs in current and prior years. In addition, BEC of Kansas Inc. ("BEC") acted as the Company's exclusive marketer for natural gas sales and production contracts until November 2002 when this business was purchased by the Company for 330,000 shares of common stock, valued at $343,200. In November, 2002 BEC also received payment in full for payables owed to BEC by Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Co., Inc. and Quest Resource Corporation in the total amount of $106,121. In November, 2002 Douglas L. Lamb was paid $43,029 by Quest Resource Corporation in full satisfaction of a note owed to Mr. Lamb.

The corporate headquarters for the Company and its subsidiaries is rented from Mr. Jerry Cash, who is the Chairman, Co-Chief Executive Officer and a director of Quest for the amount of $3,050 monthly under a lease that extends to 2006. Future rental commitments under this lease are $36,600, $36,600 and $18,300 for the years ended May 31, 2004, 2005 and 2006.

An administrative office for the Company and its subsidiaries is rented from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha
K. Lamb who is the wife of Douglas L. Lamb, the Co-Chief Executive Officer, President, and a director of Quest.

7. SERIES A PREFERRED STOCK

During the year ended May 31, 2000, the Company issued a total of 10,000 shares of Series A Preferred Stock to two individuals for a total of $100,000. Each share of Series A Preferred Stock is convertible into four shares of common stock. The Series A Preferred Stock has an annual cash dividend of $1.00 per share. 10,000 shares of Series A Preferred Stock remain issued and outstanding as of May 31, 2003.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Year ended May 31,                    2003                         2002
---------------------------- -------------------------- ------------------------
Cash paid for interest            $  514,753               $  237,578
Cash paid for income taxes             -0-                      -0-
---------------------------- -------------------------- ------------------------

SUPPLEMENTARY INFORMATION:

During the year ended May 31, 2003, non-cash investing and financing activities are as follows:

     1) Issued stock upon conversion of $447,000 of convertible debentures.
     2) Issued stock to acquire  marketing  business  valued at  $343,200.
     3) Issued stock in reorganization valued at $5,596,016.
     4) Issued stock to acquire leases valued at $11,775.
     5) Issued stock for director fees and services valued at $135,200.

During the year ended May 31, 2002, non-cash investing and financing activities are as follows:

     1) Issued stock pursuant to 401K plan valued at $90.000.
     2) Issued stock for consulting  services  valued at $53,006.
     3) Issued stock for payables valued at $31,082.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

9. CONTINGENCIES

Like other oil and gas producers and marketers, the Company's operation are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

QOG was involved in a lawsuit with Devon SFS Operating, Inc. (Case #01-C-58C, Neosho County, Kansas) regarding the validity of its oil and gas lease on a 160-acre parcel referred to as the Umbarger Lease. In April 2003, the court granted Devon SFS Operating, Inc.'s Motion for Summary Judgment ruling that QOG's lease to the property was not valid. QOG has not drilled a well on the property and the loss of the lease will not have a material adverse effect on the Company's results of operations or financial condition.

The Company and STP have been named Defendants in a lawsuit (Case #CJ-2003-30) filed by Plaintiffs Eddie R. Hill et al on March 27, 2003 in the District Court for Craig County, Oklahoma. Plaintiffs are royalty owners who are alleging underpayment of royalties owed them by STP and the Company. The plaintiffs also allege, among other things, that STP and the Company have engaged in self-dealing, have breached their fiduciary duties to the plaintiffs and have acted fraudulently towards the plaintiffs. The plaintiffs are seeking unspecified actual and punitive damages as a result of the alleged conduct by STP and the Company. Based on the information available to date and a preliminary investigation, the Company believes that the claims are without merit and intends to defend against them vigorously.

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company's business, financial position or results of operations.

10. EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

                             2003                                       2002
Earning per common       Income        Shares          Per-Share   Income         Shares          Per-Share
Share                    (Numerator)   (Denominator)   Amount      (Numerator)    (Denominator)   Amount
-------------------------------------------------------------------------------------------------------------
Net Income               $1,702,664      10,259,144      $.17      $  123,507      6,349,855       $ .019



The provision in the Convertible Debentures to convert $65,000 in convertible debentures were included in the computation of diluted EPS, but the other $165,000 were not included because such debentures are not currently convertible.

11. STOCK OPTIONS

Stock options issued by the Company in October 2001 were exercised in May 2003. The Company applies APB Opinion 25; Accounting for stock issued to employees, and related interpretations in accounting for the options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

On October 15, 2001, the Company granted stock options in the amount of 400,000 shares of its common stock to two of its directors and an individual that has performed certain consulting to the Company. The options were fully vested upon grant, had an exercise price of $1.00 per share and an expiration date of December 31,

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


2003. All stock options were exercised in May 2003.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income per share as if compensation cost for the Company's options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. Under SFAS 123, the value of each option granted during 2002 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate - 5.0%, dividend yield - 0%, volatility - 19.3% and expected life of the option - 2 to 3 years.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amount indicated below:

                                                 2002
                                                 ----
                        Net Income
                             As reported       $123,507
                             Pro forma         $ 31,507
                        Earnings per share
                             As reported           .019
                             Pro forma             .004

A summary of the status of the Company's non-plan options as of May 31, 2003, and changes during the year ended on those dates is presented below. The Company did not have any stock options in the prior year.

                                   May 31, 2003
                                   ------------

                                                   Weighted Average
                                       Shares       Exercise Price
                ===================================================
                Outstanding at
                   Beginning of year   400,000           $1.00
                Granted                 -0-                -

                Exercised              400,000           $1.00
                Forfeited                -                 -

                Outstanding at
                   the end of year      -0-                -

                Options exercisable
                   at year end          -0-                -
                ===================================================

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


12. FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company's operating activities can be divided into three major segments: pipeline transmission, oil & gas production, and oil and gas wells and pipeline development and servicing. Segment information for the years ended May 2003 and 2002 is as follows:
                                                 May 31,           May 31,
                                                   2003             2002
                                             -------------------------------
Segment Revenues:
-------------------------------------
       Pipeline Revenue                         $ 1,551,297      $ 1,062,148
       Oil & Gas Sales                             6,249,759       1,020,235
       Oil & Gas Operations                          895,760         735,495
       Pipeline Development                        1,496,352       1,742,513
       Unallocated Amounts                         1,536,877         398,186
                                             ----------------   -------------
                                                $ 11,730,045     $ 4,958,577
                                             ================   =============

Segment Income/Loss Before Income Taxes:
-------------------------------------------
       Pipeline Revenue                         $    799,275     $   398,699
       Oil & Gas Sales                             3,789,227         422,662
       Oil & Gas Operations                          313,360         277,263

       Pipeline Development                          134,146         105,955
       Unallocated Amounts
            General and Administrative            (1,669,570)       (771,176)
            Interest Income (Expense), net          (666,797)       (237,578)
                                             ----------------   -------------

       Total Income                             $  2,699,641     $   195,825
                                             ================   =============

Segment Assets:
-------------------------------------
       Pipeline Revenue                         $  9,950,425     $ 4,068,923
       Oil & Gas Sales                            18,606,689       4,130,693
       Oil & Gas Operations                          928,363         655,152
       Unallocated Amounts
            Cash                                   2,689,495          76,545
            Other Assets                           2,931,412         739,262
                                             ----------------   -------------

       Total Assets                              $35,106,384     $ 9,670,575
                                             ================   =============


13. COMPANY BENEFIT PLAN

The Company has adopted a 401(k) profit sharing plan with an effective date of June 1, 2001. The plan covers all eligible employees. During the fiscal year ended May 31, 2003, $27,607 was contributed to the plan by employees and $19,098 in matching funds was paid into the plan by the Company. During the fiscal year ended May 31, 2002, there were no employee contributions to the plan, but the Company contributed 180,000 shares of its common stock to the plan.. There is a graduated vesting schedule with the employee becoming fully vested after six years of service. The Company valued the 2002 common stock contribution at $90,000 and included this amount as an expense in the statement of operations.

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


14. SUBSEQUENT EVENTS

On June 1, 2003, Ponderosa Gas Pipeline Company, Inc. and Quest entered into a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which Quest and Ponderosa acquired from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of Producers Service, Incorporated in exchange for 500,000 shares of the common stock of Quest. Producers Service, Incorporated owns all of the issued and outstanding membership interests of J-W Gas Gathering, L.L.C. and a 5-year contract right to operate a lease on a 78-mile gas pipeline. J-W Gas Gathering, L.L.C. owns approximately 200 miles of gas gathering lines in southeast Kansas. Also on April 1, 2003, QOG entered into a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas Gathering L.L.C. pursuant to the terms of which QOG acquired 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2,000,000. These transactions were completed effective as of June 1, 2003. The cash portion of the purchase price was funded with borrowings under its two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.

On July 18, 2003 Quest entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky. The lease will result in an almost 50% increase in the total number of acres leased by Quest. The property is located in Union, Crittenden and Webster Counties in western Kentucky and represents a significant expansion in the geographic area in which Quest operates. The lease has an initial term of one year. At the end of the first year, Quest may extend the lease for an additional four years upon payment of an agreed upon amount. Thereafter, Quest will generally be entitled to continue leasing the property for so long as Quest is continuously developing the leased premises at the rate of not less than 25 wells per year until the property is fully developed on 160 acre spacing (approximately 400 wells). If Quest ceases to continuously develop the property, it will be entitled to continue leasing the portion of the property that has been developed for so long as it is producing coalbed methane from the developed property in paying quantities.

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

15. - SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

(1)                                         Capitalized Costs Relating to Oil &
                                          Gas Producing Activities, May 31, 2003
                                          --------------------------------------

Proved oil and gas properties and related
  lease equipment:
        Developed                                    $17,671,273
        Non-developed                                  2,333,357

Accumulated depreciation and depletion              (  1,397,941)
                                                    -------------

Net Capitalized Costs                                $18,606,689
                                                     ===========

(2)                                             Costs Incurred in Oil and Gas
                                              Property Acquisition, Exploration,
                                                  and Development Activities
                                              ----------------------------------

Acquisition of Properties Proved and Unproved        $ 7,988,612
Exploration Costs                                         -0-
Development Costs                                      7,429,907
                                                     -----------

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


Total                                                $15,418,519
                                                     ===========

(3)                               Results of Operations for Producing Activities
---                               ----------------------------------------------

                                     May 31, 2003                 May 31, 2002
                                     ------------                 ------------

Production revenues                   $6,249,759                   $1,020,235

Production Costs                       1,323,676                      497,573
Depreciation and depletion               936,131                      270,613
                                      ----------                   ----------

Results of operations for producing
 activities (excluding corporate
 overhead and interest costs)         $3,989,952                   $  252,049
                                      ==========                   ==========

(4)     Reserve Quantity Information
        ----------------------------

The following schedule contains estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls) and thousands of cubic feet of natural gas (Mcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, may be their nature reserve estimates are generally less precise that other estimates presented in connection with financial statement disclosures.

                                                        Oil              Gas
                                                       (Bbls)           (Mcf)
                                                     ---------------------------
                                                     ---------------------------

        Proved developed reserves:

        Balance May 31, 2002                           45,944         6,356,220

        Revision of previous estimates/newly
         developed reserves                            11,262         9,148,523
        Production                                    (14,123)       (1,488,679)
                                                      --------------------------

        Balance May 31, 2003                           43,083        14,016,064
                                                      ==========================


In addition, to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interest in various proved undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proved reserves equal to approximately no Bbls of oil and 14,254,570 Mcf in gas for these undeveloped properties.

The following schedule present the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended May 31, 2003 and 2002. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at May 31, 2003 and 2002, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making

                           QUEST RESOURCE CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

Standardized measures of discounted future net cash flows:

                                         May 31, 2003     May 31, 2002
                                         -------------    -------------

Future production revenues                $67,970,740      $46,020,372

Less: future production costs            (20,259,542)     (20,165,743)
                                         -------------    -------------

Future cash flows before income taxes      47,711,198       25,854,629

Future income tax                        (17,653,143)      (7,548,114)
                                         -------------    -------------

Future net cash flows                      30,058,055       18,306,515

Effect of discounting future
Annual net cash flows at 10%              (7,509,498)      (8,487,095)
                                         -------------    -------------

Standardized measure of discounted
Net cash flows                            $22,548,557       $9,819,420
                                         =============    =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            NONE.


ITEM 8A.    CONTROLS AND PROCEDURES

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 24 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of its fiscal year.


SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment No. 1 to its annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of September, 2003.

      Quest Resource Corporation

      /s/ Douglas L. Lamb
      --------------------------
      Douglas L. Lamb, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                        Date


 /s/ Jerry D. Cash           Chairman/Director            September 15, 2003
------------------           (co-chief executive officer
Jerry D. Cash                and principal financial
                             and accounting officer)


/s/ Douglas L. Lamb          President/Director           September 15, 2003
-------------------          (co-chief executive officer)
Douglas L. Lamb


/s/ John C. Garrison         Director                     September 15, 2003
--------------------
John C. Garrison


/s/ James B. Kite, Jr.       Director                     September 15, 2003
----------------------
James B. Kite, Jr.

INDEX TO EXHIBITS

   Exhibit No.  Description

   2.1* Agreement and Plan of Reorganization by and among Quest Resource Corporation, STP Cherokee, Inc., and Jerry D. Cash, the sole stockholder of STP Cherokee, Inc., dated as of November 7, 2002 (incorporated herein by reference to Exhibit
                2.1 to the Company's Current Report on Form 8-K filed on November 19, 2002).

   2.2* Stock Purchase Agreement by and among Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C, as Sellers, and Ponderosa Gas Pipeline Company, Inc. and Quest Resource
                Corporation, as Purchasers, dated as of April 1, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB filed on April 14,
                2003).

   2.3* Purchase and Sale Agreement by and among James R. Perkins Energy, L.L.C., E. Wayne Willhite Energy, L.L.C., and J-W Gas Gathering, L.L.C., as Sellers, and Quest Oil & Gas Corporation, as Purchaser, dated as of April 1, 2003 (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB filed on April 14, 2003).

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

   4.5* Warrant Purchase Agreement by and among Quest Resource Corporation and Wells Fargo Energy Capital, Inc., concerning the purchase of the Warrant to Purchase 1,600,000 Shares of Quest Resource Corporation common stock, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 27,
                2002).

   10.1* Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 19,
                2002).

   10.2* Consent of Transferee of Shares of Quest Resource Corporation, Boothbay Royalty Company, dated as of November 7, 2002, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 19,
                2002).

   10.3* Consent of Transferee of Shares of Quest Resource Corporation, Southwind Resource, Inc., dated as of November 7, 2002, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 19,
                2002).

   10.4* Consent of Transferee of Shares of Quest Resource Corporation, Shiloh Oil Corporation, dated as of April 9, 2003, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 8, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed on April 14,
                2003).

   10.5** Employment Agreement dated as of November 7, 2003 between Quest Resource Corporation and Jerry Cash.

   10.6** Employment Agreement dated as of November 7, 2003 between Quest Resource Corporation and Douglas Lamb.

   21.1**       List of Subsidiaries.

   23.1***      Consent of Clyde Bailey, P.C.

   23.2**       Consent of Cawley and Gillespie & Associates, Inc.

   23.3**       Consent of McCune Engineering.

   31.1*** Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2*** Certification of Co-Chief Executive Officer and Chief Financial Officer of Quest Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

   99.1**       Risk Factors.
___________________
*     Incorporated by reference.
** Previously filed on August 29, 2003 with the Company's Form 10-KSB for the fiscal year ended May 31, 2003.
***   Filed herewith.