Form 10QSB
period 2003-08-31
QUEST RESOURCE CORP
filed 2003-10-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to _____________________.

Commission file number: 0-17371

                           QUEST RESOURCE CORPORATION
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

                                Nevada 88-0182808
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

               5901 N. Western, Suite 200, Oklahoma City, OK 73118
   --------------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                     Issuer's Telephone Number: 620-698-2250

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    [   ]   No   [XX]

As of October 14, 2003, the issuer had 13,800,647 shares of common stock outstanding.

Transitioned Small Business Disclosure Format (check one):  Yes[  ]   No [XX]

                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION..................................3


  Item 1.  Financial Statements...................................3

           Consolidated Unaudited Financial Statements..........F-1

  Item 2.  Management's Discussion And Analysis Or Plan
           Of Operation ......................................... 4

      Forward-looking Information.................................4
      Business Of Issuer..........................................4
      Significant Developments During The Quarter
        Ended August 31, 2003.....................................4
      Results Of Operations.......................................6
      Capital Resources And Liquidity.............................7

  Item 3.  Controls and Procedures................................9

PART II -  OTHER INFORMATION......................................9

  Item 1.  Legal Proceedings......................................9

  Item 2.  Changes in Securities.................................10

  Item 3.  Default Upon Senior Securities........................10

  Item 4.  Submission of Matters to Vote of Security Holders.....10

  Item 5.  Other Information.....................................10

  Item 6.  Exhibits and Reports on Form 8-K......................11

SIGNATURES.......................................................12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Except as otherwise required by the context, references in this quarterly report to "we," "our," "us," "Quest" or "the Company" refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Energy Service, Inc., STP Cherokee, Inc., Producers Service, Inc., and J-W Gas Gathering, L.L.C. Our operations are conducted through our subsidiaries.

Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended August 31, 2003, a statement of operations, a statement of cash flows, and a statement of stockholders equity for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2003.

                           QUEST RESOURCE CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)

                                           August 31      May 31
                                             2003          2003
                                           ---------     ---------
                         A S S E T S
                         -----------

Current Assets
--------------
   Cash                                  $   628,295   $  2,689,495
   Accounts Receivable                     2,719,760      2,061,967
   Other Current Assets                       29,722          8,387
   Deposits on Acquisition                   216,000        613,375
   Inventory                                 396,461        247,683
                                         -----------   ------------
      Total Current Assets               $ 3,990,238   $  5,620,907

Property & Equipment, net of
depreciation                               1,267,138        928,363

Pipeline Assets, net of depreciation      11,196,037      9,950,425

Oil & Gas Properties
   Properties being Amortized             21,567,074     17,671,273
   Properties not being Amortized          2,333,357      2,333,357
   Less: Accumulated depreciation,
   depletion, & amortization              (1,909,723)    (1,397,941)
                                         ------------  ------------
      Total Oil & Gas Properties          21,990,708     18,606,689
                                         ------------  ------------
Total Assets                             $38,444,121   $ 35,106,384
                                         ===========   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
-------------------
   Accounts Payable                      $ 1,354,014   $  1,150,973
   Oil & Gas Payable                       1,480,110      1,207,659
   Accrued Expenses                          291,050        239,610
   Notes Payable, Current Portion            542,782        571,349
                                         -----------   ------------
      Total Current Liabilities          $ 3,667,956   $  3,169,591

Long-Term Debt
--------------
   Convertible Debentures                $   180,000   $    230,000
   Notes Payable                          18,513,320     17,560,030
   Notes Payable - Related Parties            88,067         66,175
   Less: Current Portion of Notes Payable   (542,782)      (571,349)
                                         -----------   ------------
      Total Long-Term Debt               $18,238,605   $ 17,284,856

Deferred Income Tax Payable                1,646,072      1,337,476

Commitments and Contingencies                      -              -
                                         -----------   ------------
Total Liabilities                        $23,552,633   $ 21,791,923

Stockholders' Equity
--------------------
   Preferred stock, 50,000,000 Shares             10             10
     Authorized $.001 par value, 10,000
     shares issued and outstanding
   Common Stock, 950,000,000 Shares           13,800         13,280
     Authorized $.001 par value,
     13,800,647 & 13,280,587 shares
     outstanding
   Paid In Surplus                        12,484,062     11,434,582
   Accumulated Surplus                     2,393,616      1,866,589
                                         -----------   ------------
Total Stockholders' Equity               $14,891,488   $ 13,314,461
                                         -----------   ------------
Total Liabilities and Stockholders'      $38,444,121   $ 35,106,384
Equity                                   ===========   ============

                           QUEST RESOURCE CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        For the Three Months
                                          Ended August 31
                                      -------------------------
                                        2003          2002
                                      ----------    -----------
Revenues
   Oil & Gas Sales                    $1,788,982    $  226,358
   Gas Pipeline Revenue                  785,223       293,725
   Oil & Gas Operations Revenue          473,999       299,323
   Pipeline Operations                   155,583       141,271
   Pipeline and Property Development     545,538        291,828
   Other Revenue                         769,546         59,153
                                      ----------    -----------
Total Revenues                         4,518,871      1,311,658

Cost of Revenues
   Oil & Gas Production Costs            631,168        156,255
   Pipeline Operating Costs              391,049        179,116
   Purchases & Outside Services          668,455        271,660
   Wages                                 532,919        188,686
   Depreciation, Depletion &
     Amortization                        685,643        133,533
   Other Cost of Revenues                 21,211         44,610
                                      ----------    -----------
Total Cost of Revenues                 2,930,445        973,860

   Gross Profit                        1,588,426        337,798
General and Administrative Expense       483,427        183,767
                                      ----------    -----------
   Income from continuing
   operations before interest
   expense and income taxes            1,104,999        154,031

Interest Expense                        (269,376)       (44,522)
                                      ----------    -----------
   Net Income Before Income Taxes        835,623        109,509
Income Tax Benefit (Expense)            (308,596)       (41,325)
                                      ----------    -----------
Net Income                            $  527,027    $    68,184
                                      ==========    ===========
Net Income per share                  $    0.038    $     0.010
   Weighted Average Number of
      Shares Outstanding              13,790,617      6,715,823
                                      ==========    ===========

                           QUEST RESOURCE CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                             For the Three Months
                                                Ended August 31,
                                            ------------------------
                                               2003         2002
                                            ----------    ----------
Cash Flows from Operating Activities:
    Net Income                              $  527,027     $  68,184
    Adjustments to Reconcile Excess
    Contributions to cash cash cash
    provided from operations:
       Depreciation                            685,643       133,533
       Stock Issued for Services                     -         8,650
       Accounts Receivable                   (231,155)       220,914
       Other Current Assets                   (21,335)       (19,000)
       Parts & Supplies                      (148,778)        (5,660)
       Accounts Payable                       (55,914)        17,682
       Oil & Gas Payable                       272,451      (220,914)
       Deferred Income Tax Payable             308,596        41,325
       Accrued Expenses                         51,440         7,245
                                            ----------    ----------
       Total Adjustments                       860,948       183,775
                                            ----------    ----------
Net Cash provided from Operating
Activities                                   1,387,975       251,959
Cash flows from Investing Activities:
------------------------------------
       Sale of Leasehold Acreage                     -       563,771
       Fixed Assets                         (4,256,678)     (674,576)
                                            ----------    ----------
Net Cash used in Investing Activities       (4,256,678)     (110,805)
-------------------------------------
Cash flows from Financing Activities
       Long-Term Debt                          807,503      (129,392)
       Convertible Debentures                        -        60,000
       Common Stock                                  -        61,000
                                            ----------    ----------
Net Cash provided from (used in)
Financing Activities                           807,503        (8,392)
                                            ----------    ----------
Net Increase (Decrease) in Cash             (2,061,200)      132,762
Cash Balance, Beginning of Period            2,689,495        76,545
                                            ----------    ----------
Cash Balance, End of Period                 $  628,295    $  209,307
                                            ==========    ==========


                                                          Quest Resource Corporation
                                                Consolidated Statement of Stockholders Equity
                                                                 (Unaudited)

                                                        Preferred   Common                   Accumulated
                                                         Shares     Shares                      Other
                               Preferred     Common       Par         Par        Paid-In   Comprehensive   Retained
                                Shares       Shares      Value       Value       Capital   Income (Loss)   Earnings          Total
                               ---------  ------------  ---------  ----------  ----------- ------------- -----------    ------------

Balance June 1, 2003              10,000    13,280,587    $ 10        $13,280  $11,434,582       $ -      $1,866,589     $13,314,461

Stock Issued for Assets                        500,000                    500      999,500                                 1,000,000

                                                                                    49,980                                    50,000
Stock Issued for Debt                           20,060                     20

Net Income                                                                                                   527,027         527,027
                               ---------  ------------  ---------  ----------  ----------- ------------- -----------   -------------

Balance August 31, 2003           10,000    13,800,647    $ 10        $13,800  $12,484,062       $ -      $2,393,616     $14,891,488
                               =========  ============  =========  ==========  =========== ============= ===========   =============

                           Quest Resource Corporation
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 August 31, 2003
                                 ---------------

                                   (Unaudited)
                                   -----------

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2004. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2003.

Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

PRINCIPLES OF CONSOLIDATION AND SUBSIDIARIES

Quest Energy Service, Inc. ("QES"), Quest Oil and Gas Corporation ("QOG"), Ponderosa Gas Pipeline Company, Inc., ("PGPC"), and Producers Service, Inc. ("PSI"), all being Kansas corporations, J-W Gas Gathering, L.L.C., a Kansas limited liability company ("J-W Gas"), and STP Cherokee, Inc., an Oklahoma corporation ("STP"), are wholly owned subsidiaries of Quest Resource Corporation, a Nevada corporation ("QRC" or the "Company"). Financial reporting by the subsidiaries is consolidated into one set of financial statements for QRC. QES provides service and construction activities required for the operation and development of the Company's oil and gas properties and the gas pipelines. QES derives over 90% of its revenue from servicing QRC assets. PGPC's primary assets are approximately one hundred and sixty miles of gas gathering pipelines throughout southeast Kansas.

The QOG subsidiary entity was acquired as Mogg Energy Services, Inc. on March 31, 2000 in exchange for common stock of the Company and the name was subsequently changed to QOG. Assets gained in this acquisition included a majority of the gas wells that were producing into the PGPC pipeline system at the time along with undeveloped gas reserves.

On November 7, 2002 an Agreement and Plan of Reorganization was consummated whereby the Company acquired STP as reported on the Form 8-K filed November 18, 2002. Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Jerry D. Cash, the sole stockholder of STP, 5,380,785 shares of Company common stock, representing approximately 42.0% of the common stock of the Company, in exchange for 100% of the outstanding common stock of STP. STP is in the methane gas business and is involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma. On November 7, 2002, STP held rights to approximately 48,000 acres and was operating approximately 130 wells that were supported by approximately 180 miles of gas gathering pipelines.

Effective June 1, 2003 the company acquired additional production properties, pipelines and equipment as described in Note 2. This acquisition, as well as the STP and Mogg acquisitions mentioned above, have been recorded using the purchase method of accounting for acquisitions. Operating activity of all three acquisitions has been included in the consolidated results of operations since the effective date of the respective transaction.

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

Common Stock
------------

During the quarter ended August 31, 2003, the Company issued a total of 520,060 shares of its common stock in the following transactions:

        1. On June 1, 2003, 500,000 shares were issued in connection with the acquisition described in Note 2 below.

        2. In July 2003, the Company converted $50,000 in convertible debentures for a total of 20,060 shares of its common stock per the agreement in the initial debentures.

NOTE 2 - ACQUISITION

On June 6, 2003, PGPC and Quest consummated a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which Quest and PGPC acquired from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of PSI in exchange for 500,000 shares of the common stock of Quest which was valued at $1.0 million. PSI owns all of the issued and outstanding membership interests of J-W Gas and a 5-year contract right to operate a lease on a 78-mile gas pipeline. J-W Gas owns approximately 200 miles of gas gathering lines in southeast Kansas.

Also on June 6, 2003, QOG closed on a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas pursuant to the terms of which QOG acquired 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2,000,000. Both of these June 6, 2003 transactions were completed effective as of June 1, 2003. The cash portion of the purchase price was funded with borrowings under its two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.

The following proforma summary data for the three month periods ending August 31, 2003 and 2002 presents the consolidated results of operations as if the acquisition of STP made on November 7, 2002, and the acquisitions of properties, pipelines and equipment described in this note had occurred on June 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as June 1, 2002 or of results that may occur in the future.

                       Three Months Ended August 31,
                            2003           2002
                            ----           ----

Proforma Revenue         $4,518,871    $ 2,718,636
Proforma Net Income         527,027         60,483
Proforma net income          $ .038         $ .005
per share


NOTE 3 - NOTES PAYABLE

On November 7, 2002, the Company, as borrower, PGPC, QOG and STP, as guarantors, entered into a three year $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a three year and one month $20 million credit agreement with Wells Fargo Energy Capital, Inc. The maximum amount that the Company may borrow under the two credit agreements is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15 million, subsequently increased to $17.5 million. At the execution of the credit agreements, the Company obtained an initial advance of $12.5 million. The balance of the two Wells Fargo loans as of August 31, 2003 was $17.5 million and interest only payments have been made on a quarterly basis.

QES has two promissory notes with authorized credit limits of $440,000 and $100,000 each. The $440,000 note matures on February 19, 2008, bears interest at the annual rate of 7%, requires a monthly payment based upon a 60 month amortization, is secured by equipment and rolling stock, and had a principal balance due on August 31, 2003 of $361,289.38. The $100,000 note matures on November 4, 2003, bears interest at the annual rate of 7%, is secured by the QES inventory of parts and materials, and had a principal balance due on August 31, 2003 of $67,332.54.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Item 2.    Management's Discussion And Analysis Or Plan Of Operation

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our report on Form 10-KSB/A for the fiscal year ended May 31, 2003 and Exhibit 99.1 "Risk Factors" to this report for a listing of some of these factors.

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

Significant Developments During The Quarter Ended August 31, 2003

The Company has continued its development of new wells and the construction of supporting pipeline infrastructure. During the quarter, we drilled 20 new wells which are being completed for gas production and one new well for the disposal of water. We also connected 24 new wells into the gas pipeline network during the same three-month period. This required the construction of several miles of pipelines to gather gas and water from the new wells before they could become operational.

Two significant developments were also accomplished during the quarter ended August 31, 2003 as described below:

Acquisition of Gas Producing Assets and Pipeline in the Cherokee Basin. On June 6, 2003, Quest closed the acquisition of gas producing properties, gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeast Kansas portion of the geological region known as the Cherokee Basin. Approximately 15,000 acres of gas properties containing an estimated 3.8 Bcf of net proved gas reserves were acquired by the Quest subsidiary Quest Oil & Gas Corporation ("QOG") for approximately $2.0 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These gas properties consist of approximately 53 oil and gas leases in Chautauqua, Montgomery and Elk Counties of southeast Kansas.

In a related  transaction,  another  Quest  subsidiary,  Ponderosa  Gas Pipeline
Company, Inc. ("PGPC"), acquired all of the stock of Producers Service, Incorporated ("PSI"), which included PSI's wholly owned subsidiary J-W Gas Gathering, L.L.C. ("J-W Gas"), in exchange for 500,000 shares of the Company's common stock. PSI and J-W Gas own, or control the operational rights to, approximately 274 miles of gas gathering pipelines.

The acquisition of these two companies and the gas property assets greatly enhanced the Quest gas pipeline assets into a network of about 600 miles and extended the Quest core area for gas production into the western region of the Cherokee Basin. This acquisition also brought into the Quest workforce 13 highly experienced staff and field personnel that are making a valuable contribution to the Company's productivity and future growth. These assets are collectively referred to as the "Perkins/Willhite Acquisition".

Kentucky Coalbed Methane Lease. On July 18, 2003 Quest entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky. The lease will result in an almost 50% increase in the total number of acres leased by Quest.

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

The lease has an initial term of one year. During the initial year of the lease, Quest will conduct a technical study to determine the feasibility of the development of the leased property. At the end of the first year, Quest may extend the lease for an additional four years upon payment of an agreed upon amount. The Company is in the early stages of its technical study of the leased acreage and has not been able to determine whether it will extend the lease at the end of the first year of the lease and begin developing the property. If the Company elects to extend the lease, Quest will generally be entitled to continue leasing the property for so long as Quest is continuously developing the leased premises at the rate of not less than 25 wells per year until the property is fully developed on 160 acre spacing (approximately 400 wells). If Quest ceases to continuously develop the property, it will be entitled to continue leasing the portion of the property that has been developed for so long as it is producing coalbed methane from the developed property in paying quantities.

Results Of Operations

The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2003. Comparisons made between reporting periods herein are for the three-month period ended August 31, 2003 as compared to the same period in 2002. In making comparisons to the year-earlier quarter, it is important to note that the quarter ended August 31, 2002 was prior to the acquisition of STP on November 7, 2002 and prior to the June 1, 2003 Perkins/Willhite Acquisition. Therefore, caution should be exercised in making comparisons between this quarter and the year-earlier quarter.

Total revenues of $4,518,871 [$0.327 per share] for the fiscal quarter ended August 31, 2003 represents an increase of 245% when compared to total revenues of $1,311,658 [$0.195 per share] for the fiscal quarter ended August 31, 2002. This increase was achieved by a combination of improved prices for natural gas and the addition of more producing wells, both from the STP acquisition in November 2002 and the Perkins/Willhite Acquisition in June 2003, and the Company's aggressive new well development program. Excluding the acquired assets, the Company's total revenues for the fiscal quarter ended August 31, 2003 increased 60% or $1,312,000 when compared to the fiscal quarter ended August 31, 2002.

The increase in oil and gas sales from $226,358 for the fiscal quarter ended August 31, 2002 to $1,788,982 for the fiscal quarter ended August 31, 2003 and the increase in gas pipeline revenue from $293,725 to $785,223 resulted from the additional wells and pipelines acquired or completed during the past 12 months. Excluding the acquired assets, the Company's oil and gas sales and pipeline revenue for the quarter ended August 31, 2003 increased 102% or $520,000 when compared to the quarter ended August 31, 2002. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

The operating costs for the quarter ended August 31, 2003 totaled $2,930,445, which is a 201% increase over the operating costs of $973,860 incurred for the quarter ended August 31, 2002. The substantial cost increases incurred in the purchases and outside services, oil & gas production costs and wages categories are due to the number of wells acquired, completed and operated during the year and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $685,643 from $133,533, or 413%, is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the STP and Perkins/Willhite acquisitions. Excluding the acquired assets, the Company's operating costs for the quarter ended August 31, 2003 increased 50% or $840,000 when compared to the quarter ended August 31, 2002, which was primarily due to the increased number of operating wells.

The Company generated net income before income taxes of $835,623 [$0.061 per share] for the quarter ended August 31, 2003, a 663% increase when compared to net income before income taxes in the same period in the previous fiscal year of $109,509 [$0.016 per share]. This increase in net income is after the effect of an increase in general and administrative expenses to $483,427 in the quarter ended August 31, 2003 from $183,767 in the same period in the prior year due, primarily to the STP and Perkins/Willhite acquisitions and the increased staffing to support the higher levels of development and operational activity. Excluding the STP and Perkins/Willhite acquisitions, the Company's general and administrative expenses for the quarter ended August 31, 2003 were about the same as for the same period in the previous fiscal year.

For comparative purposes, proforma operating results, determined as if both the STP and Perkins/Willhite acquisitions were completed on June 1, 2002, indicate proforma Total Revenue for the prior year quarter ended August 31, 2002 would have been $2,719,000 [$0.216 per share] and proforma Net Income Before Income Taxes would have been $97,000 [$0.008 per share]. Proforma cost of revenue would have been $2,161,000, proforma general and administrative expenses would have been $288,000 and proforma interest expense would have been $173,000. The increase from these proforma amounts for the quarter ended August 31, 2002 to the actual results for the quarter ended August 31, 2003 reflect the Company's aggressive development and production activities.

Capital Resources And Liquidity

At August 31, 2003, the company had current assets of $4.0 million, working capital of $0.2 million and had generated $1.4 million net cash from operations during the last quarter. The Company has access to bank-funded working capital via the two $20.0 million credit facilities now in place with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The total amount the Company may borrow under the two credit facilities is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The combined borrowing limitation is currently $17.5 million which is also the outstanding balance at August 31, 2003 under the two facilities.

As previously reported, the Company determined during the first quarter of its 2004 fiscal year that it was in default under certain of its covenants under each of these credit facilities. The defaults did not relate to the failure of the Company to make any payments due under the credit facilities or the ability to repay the bank debt. The Company has approached Wells Fargo Bank Texas and Wells Fargo Energy Capital about obtaining waivers of these defaults and is in the process of satisfying the conditions specified by each of them as a condition to the granting of such a waiver. The Company anticipates that it will be able to satisfy these conditions in the near future.

The outstanding balance of Quest Energy Service's line of credit at the Yates Center Branch Bank on August 31, 2003 was approximately $428,622.

The Perkins/Willhite Acquisition was funded with $2.0 million, generated by a combination of borrowings on the Company's credit facilities, internal cash flow and 500,000 shares of common stock valued at $1.0 million. See "Significant Developments During the Quarter Ended August 31, 2003" above.

In addition to the shares issued in connection with the Perkins/Willhite Acquisition, the Company issued 20,060 shares of common stock as a result of the conversion of $50,000 of debentures. For more detail on these debenture conversions, refer to the section titled Changes In Securities.

During the fiscal quarter ended August 31, 2003, in addition to the Perkins/Willhite Acquisition, a total of approximately $2.3 million was invested in new oil and gas wells and properties, new pipeline facilities, and other additional capital items. This investment was substantially funded by operational cash flow and by an increase of approximately $800,000 in long-term debt.

Net cash provided from operating activities increased substantially from $252,000 for the quarter ended August 31, 2002 to $1.4 million for the quarter ended August 31, 2003 due primarily to the expanded operations of the Company as discussed above and, increases in depreciation and depletion caused by the increased drilling and production activities of the Company.

The Company's working capital (current assets minus current liabilities) was $322,000 at August 31, 2003, compared to $2,451,000 at May 31, 2003. The substantial reduction was created by the use of accumulated cash to complete the Perkins/Willhite Acquisition. Accounts receivable, inventory, accounts payable, oil and gas payable and accrued expenses balances continue to increase as the Company continues to expand its operations.

The Company intends to continue acquiring property and developing additional wells using the resources generated by its operations and its financing facilities, and to seek additional sources of funding to allow acceleration of development activity to the desired rate of 100 plus wells per year, which will require a capital investment of approximately $4 million to drill and develop approximately 70 new wells in the remaining three quarters of the 2004 fiscal year. Management anticipates funding a significant portion of the higher rate of new well development with additional equity and bank financing. Although management believes that such financing is available for Quest, no assurances are given that Quest will be successful in acquiring the financing necessary to achieve the desired level of development or that such financing will be on terms favorable to Quest.

The Company anticipates that it will require less than $1.0 million over the next 12 months to conduct its technical study of the property in western Kentucky leased from Alcoa Fuels. In the event that the Company determines that it is feasible to develop the property and elects to extend the lease at the end of the initial one year term, developing this property could require the Company to obtain significant additional capital resources.

Hedging Activities. The Company has entered into certain contracts to manage the gas prices received for a portion of its gas production through October of 2005. Two hedging methods using both fixed prices and collars have been used.

For November through December, 2003, 122,000 mmbtu of gas is hedged at a fixed price of $4.24 per mmbtu; 122,000 mmbtu is hedged with a $4.30 to $5.55 per mmbtu collar; and 183,000 mmbtu is hedged with a $4.15 to $5.50 per mmbtu collar. The total amount of gas hedged for this period is 427,000 mmbtu which represents approximately 60% of the total production estimated for the same period.

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

Off-Balance Sheet Arrangements

At May 31, 2003 and August 31, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

Item 3.    Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the co-Chief Executive Officers and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended August 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I, Item 1, Note 4 to our consolidated financial statements entitled "Commitments and Contingencies", which is incorporated herein by reference.

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company's business, financial position or results of operations.

Item 2.    Changes in Securities

On June 7, 2003, a $25,000 debenture issued on June 7, 2002 was converted at a price of $2.48 into 10,080 shares of restricted common stock in accordance with the terms and conditions of the debenture, which allows conversion into the number of shares determined by dividing the unpaid principal balance of the debenture and the accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period.

On July 5, 2003, another $25,000 debenture that was issued on July 5, 2002 was converted at a price of $2.505 into 9,980 shares of restricted common stock in accordance with its terms and conditions.

Effective June 1, 2003, PGPC and Quest consummated a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which Quest and PGPC acquired from Perkins Oil Enterprises and
E. Wayne Willhite Energy all of the capital stock of PSI in exchange for 500,000 shares of Quest common stock. PSI owns all of the issued and outstanding membership interests of J-W Gas and a 5 year contract right to operate a lease on a 78 mile gas pipeline. J-W Gas owns approximately 200 miles of gas gathering lines in southeast Kansas. Also effective June 1, 2003, QOG consummated a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas Gathering, L.L.C. ("Seller") pursuant to the terms of which QOG acquired 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2,000,000. The Company funded the cash portion of the purchase price with borrowings under its two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.

Item 3.    Default Upon Senior Securities

On November 7, 2003, the Company established a $20 million credit facility with Wells Fargo Bank Texas, N.A. and a $20 million credit facility with Wells Fargo Energy Capital, Inc. During the first quarter of its 2004 fiscal year, the Company determined that it was in default under certain of its covenants under each of these credit facilities. The Company has made all payments due under the credit facilities. The Company has approached Wells Fargo Bank Texas and Wells Fargo Energy Capital about obtaining waivers of these defaults and is in the process of satisfying the conditions specified by each of them as a condition to the granting of such a waiver. The Company anticipates that it will be able to satisfy these conditions in the near future.

Item 4.    Submission of Matters to Vote of Security Holders

      None



Item 5.    Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

  31.1 Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Co-Chief Executive Officer and Chief Financial Officer of Quest Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Co-Chief Executive Officer and Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1    Risk Factors.



Reports on form 8-K.

Current Report on Form 8-K dated June 6, 2003 filed with the Securities and Exchange Commission on June 23, 2003 reporting the closing of the Purchase and Sale Agreement among Quest Resource Corporation, Quest Oil & Gas Corporation, James R. Perkins Energy, L.L.C., E. Wayne Willhite Energy, L.L.C., and J-W Gas Gathering, L.L.C., and the closing of the Stock Purchase Agreement among Quest Resource Corporation, Ponderosa Gas Pipeline Company, Inc., Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C.

Current Report on Form 8-K dated July 10, 2003 filed with the Securities and Exchange Commission on July 10, 2003 announcing the date of the annual shareholders meeting and the deadline for shareholders to submit proposals for inclusion in the proxy statement for the annual meeting.

Current  Report on Form 8-K dated July 18,  2003 filed with the  Securities  and
Exchange Commission on July 25, 2003 pursuant to which Quest Resource Corporation announced that it had entered into a Coalbed Methane Lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc.

Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 20, 2003 pursuant to which Quest Resource Corporation reported that it was unable to file the audited financial statements and proforma financial information with respect to the assets acquired from James R. Perkins Energy, L.L.C., E. Wayne Willhite Energy, L.L.C., J-W Gas

Gathering, L.L.C., and Perkins Oil Enterprises, Inc. due to a medical emergency with its independent public accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October, 2003.

                                 Quest Resource Corporation


                                 By:  /s/ Jerry D. Cash
                                     ------------------------------------
                                     Jerry D. Cash
                                     Chief Financial Officer
                                     Co-Chief Executive Officer


                                 By:  /s/ Douglas L. Lamb
                                     ------------------------------------
                                     Douglas L. Lamb
                                     President
                                     Co-Chief Executive Officer