Form 10KSB/A
period 2003-05-31
QUEST RESOURCE CORP
filed 2004-09-10
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

(Mark One)

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2003.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from to .

Commission file number: 0-17371

QUEST RESOURCE CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada	88-0182808
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9520 N. May Avenue, Suite 300, Oklahoma City, Oklahoma 73120
(Address of Principal Executive Offices)(Zip Code)

Issuer’s Telephone Number: 405-488-1304

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

Yes [  ]       No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ].

The issuer’s revenues for the year ended May 31, 2003 were $8,098,000. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the issuer’s common stock on August 27, 2004 at $4.61 per share was $32,458,517. There were 14,112,694 shares outstanding of the issuer’s common stock as of August 27, 2004 held by 2,142 shareholders of record.

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-KSB/A is being filed for the purposes of amending and restating the Quest Resource Corporation (“Quest” the “Company”) Form 10-KSB/A for the fiscal year ended May 31, 2003, originally filed with the Securities and Exchange Commission on October 10, 2003 (the “Original 10-KSB/A”), in order to provide restated financial information, and discussion and analysis of the restated financial information, for the fiscal years ended May 31, 2003 and May 31, 2002. The Company is restating its financial statements for the fiscal years ended May 31, 2003 and 2002, and for the fiscal quarters ended August 31, 2003 and 2002, after an internal review of financial statements and supporting documentation determined that certain transactions were recorded incorrectly. In addition, the Company either failed to adopt or improperly adopted various accounting pronouncements for the fiscal year ended May 31, 2003, as discussed below and in Note 2 to the Consolidated Financial Statements. This restatement of the Company’s financial statements will be reported in this Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, and in an amendment to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003 (the “Original 10-QSB”). In addition, the Company will restate its financial statements for the fiscal quarters ended November 30, 2002, and February 28, 2003, when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004.

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

General

     The Company is an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coalbed methane) in a ten county region in the Cherokee Basin of southeast Kansas and northeast Oklahoma. The Company also owns and operates a gas gathering pipeline network of approximately 600 miles in length within this basin. The Company’s main focus is upon the development of the coalbed methane gas reserves in the Company’s pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to the Company include the Company’s operating subsidiaries.

     This amended report on Form 10-KSB contains forward-looking statements regarding, among other topics, the Company’s growth strategies, anticipated trends in the Company’s business and its future results of operations, estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures, increases in oil and gas production and development activities, and the Company’s financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. See Item 6. “Management’s Discussion and Analysis or Plan of Operation-Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” for a more detailed listing of the factors that may affect these forward looking statements.

Restatement of Financial Statements

     The Company is restating its financial statements for the fiscal years ended May 31, 2003 and 2002, and for the fiscal quarters ended August 31, 2003 and 2002. This restatement of the Company’s financial statements will be reported in this Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, and in an amendment to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003. In addition, the Company will restate its financial statements for the fiscal quarters ended November 30, 2002, and February 28, 2003, when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004.

Business Strategy

     The Company’s objective is to achieve a substantial enhancement of shareholder value by increasing cash flow, profitability and net asset value. To accomplish this objective, the Company is pursuing the following business strategy:

•	focusing exploration and drilling efforts in the Cherokee Basin of southeast Kansas and northeast Oklahoma;

•	accumulating leasehold acreage positions in the Cherokee Basin—management believes that the Cherokee Basin remains highly fragmented and that additional acquisition opportunities exist;

•	operating its properties whenever possible—the Company currently operates over 90% of the oil and gas properties in which it has an interest;

•	increasing third party volumes on its gathering and pipeline systems; and

•	exploring other basins for coalbed methane opportunities—the Company recently signed a lease with Alcoa Fuels that will allow the Company to drill an agreed upon number of wells on Alcoa Fuel’s properties in Western Kentucky. See “Recent Developments”.

     Management believes that this strategy is enhanced by the Company’s competitive strengths, which include:

•	low overhead costs,

•	cost efficient operations,

•	an inventory of good drilling locations,

•	management and key operations personnel that are experienced and dedicated, and

•	a proven track record as an effective, low cost developer and producer of natural gas.

     The addition of the STP staff (see “Recent Developments”) and the Company’s new credit facilities have further enhanced its’ ability to compete in making acquisitions that are strategic to the future growth of the Company.

Recent Developments

     Since the beginning of the 2003 fiscal year, the Company has completed several acquisitions that have more than doubled the size of the Company.

     Acquisition of STP Cherokee, Inc. The acquisition of STP Cherokee, Inc. was the most significant event for the Company during the 2003 fiscal year. Effective November 7, 2002, the Company acquired all of the stock of STP Cherokee, Inc. from Mr. Cash in exchange for 5,380,785 shares of the Company’s common stock, which represented approximately 42.0% of the common stock of the Company after giving effect to the acquisition and related transactions. The Company also assumed approximately $10 million of STP debt. At the time of the acquisition, STP was involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma and held rights to approximately 48,000 acres. STP owned and operated approximately 130 wells and gathered gas through its 180-mile pipeline network. The acquisition of STP at least doubled the amount of gas reserves, gas production and pipeline infrastructure owned by the Company.

     As part of the acquisition, Mr. Lamb, the President of the Company, and Mr. Cash became co-Chief Executive Officers of the Company. Pursuant to the terms of a voting agreement between Mr. Lamb, Mr. Cash and others, Mr. Lamb and Mr. Cash are each entitled to nominate half of the members to the Company’s board of directors.

     In conjunction with the acquisition of STP, the Company established a $20 million credit facility with Wells Fargo Bank Texas, N.A. and a $20 million credit facility with Wells Fargo Energy Capital, Inc. to refinance existing debt and provide additional capital for development and acquisition. See “Management’s Discussion and Analysis or Plan of Operation” for more information with respect to the credit facilities.

     Management believes that the decision to combine STP with Quest has been validated by the increase in Company value already achieved from the higher levels of: net income, gas production, rate of new wells completed, and acquisitions accomplished. For additional information regarding the STP acquisition and the related transactions, please see the Company’s Form 8-K filed November 19, 2002 (as amended on January 23, 2003).

     Acquisition of Gas Producing Assets and Pipeline in the Cherokee Basin. On April 1, 2003, Quest agreed to acquire gas producing properties, gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeast Kansas portion of the geological region known as the Cherokee Basin. The closing of the transactions for these acquisitions occurred on June 6, 2003 with an effective date of June 1, 2003. Approximately 15,000 acres of gas properties containing an estimated 3.8 Bcf of net proved gas reserves were acquired by the Quest subsidiary Quest Oil & Gas Corporation for approximately $2 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These gas properties consist of approximately 53 oil and gas leases in Chautauqua, Montgomery and Elk Counties of southeast Kansas.

     In a related transaction, another Quest subsidiary, Ponderosa Gas Pipeline Company, Inc. (“PGPC”), acquired all of the stock of Producers Service, Inc. (“PSI”), which included PSI’s wholly owned subsidiary J-W Gas Gathering, L.L.C. (“J-W Gas”), in exchange for 500,000 shares of the Company’s common stock. PSI and J-W Gas own, or control the operational rights to, approximately 274 miles of gas gathering pipelines. J-W Gas also owns a fleet of trucks and well servicing equipment, and a shop building in Howard, Kansas.

     The acquisition of these two companies and the gas property assets greatly enhances the Quest gas pipeline assets into a network of about 600 miles and extends the Quest core area for gas production into the western region of the Cherokee Basin. This acquisition also brought into the Quest workforce 13 highly experienced staff and field personnel that are making a valuable contribution to the Company’s productivity and future growth. The closing of this acquisition was not until June 1, 2003, so the additional gas reserves and other assets gained from this acquisition are not included on the Company’s May 31, 2003 financial statements.

     Acquisition of Kentucky Coalbed Methane Leases. On July 18, 2003 Quest entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky. The lease will result in an almost 50% increase in the total number of acres leased by Quest. Since this transaction occurred after the end of the Company’s fiscal year, these acres are not included in the Company’s acreage numbers listed in the tables below.

     The property is located in Union, Crittenden and Webster Counties in western Kentucky and represents a significant expansion in the geographic area in which Quest operates. Prior to the execution of this lease, Quest’s operations had been limited to a ten county region in the Cherokee Basin in southeastern Kansas and northeastern Oklahoma. Although the distance from the Company’s current operations will represent a logistical challenge, management believes that its technical team’s experience and dedication will provide the Company with the necessary resources to successfully expand its operations into this new region.

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

Exploration & Production Activities

     As of May 31, 2003, the Company controlled approximately 112,702 net acres. The petroleum engineering firm of Cawley, Gillespie & Associates, Inc., of Ft. Worth, Texas, estimated the Company’s proved oil and natural gas reserves to be as follows as of May 31, 2003: an estimated gross natural gas proved reserves of 37.2 Bcf, of which 28.3 is net to the Company, and estimated net proved oil reserves of 43,083 barrels. The present value of these reserve assets, discounted at 10% of the future net cash flow from the net natural gas and oil reserves, is $69.96 million.

     As of May 31, 2003, the Company was producing natural gas from approximately 200 wells (gross) at an average per well rate of 50.5 mcf/d measured at the wellhead. The Company’s total daily gas sales (including pipeline-earned volume) as of May 31, 2003 were approximately 7,686 mcf/d net (9,737 mcf/d gross).

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

     Most of this development type of drilling is in areas of known gas reserves that involve much lower risk than the exploratory type of drilling that is required when searching for new gas reserves. Quest has enjoyed a new well success rate of over 90% and the typical new well has been adding value to the Company amounting to several times the Company’s $60,000 historical cost for drilling and completing a well in the Cherokee Basin. This development work is being conducted by Company personnel, who have over 100 years of combined experience in coalbed methane development in the Cherokee Basin.

     The Company’s exploration and production activities are conducted through its wholly owned subsidiaries: Quest Oil & Gas Corporation, a Kansas corporation and STP Cherokee, Inc., an Oklahoma corporation. Most of the Company’s Kansas oil and gas properties are owned by Quest Oil & Gas Corporation and the Company’s Oklahoma oil and gas properties are owned by STP Cherokee, Inc.

     Producing Wells and Acreage. The following table sets forth certain information regarding the ownership by the Company of productive wells and total acreage, as of May 31, 2003, 2002 and 2001. For purposes of this table, productive wells are: wells currently in production, wells capable of production, and new wells in the process of completion.

	PRODUCTIVE WELLS						LEASEHOLD ACREAGE
Year	Oil		Natural Gas		Total		Developed		Undeveloped		Total Leased
Ended
May 31	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2001	44	42.55	47	44.87	91	87.42	2,752	2,642	35,114	33,709	37,866	36,351
2002	43	41.55	84	73.64	127	115.19	4,847	4,362	72,399	65,159	77,246	69,521
2003	31	29.85	227	213.81	258	243.65	37,088	35,954	78,716	76,748	115,804	112,702

     During the 2003 fiscal year, Quest drilled 48 gross (48 net) new wells on its properties of which 46 gross (46 net) were gas wells, 1 gross (1 net) was an oil well, and 1 gross (1 net) was a disposal well. Only one additional well was drilled and deemed to be a dry hole that was not worthy of completion. The oil well count continues to decline as we have abandoned 13 oil wells that were in excess of 20 years old (“See Summary of New and Abandoned Well Activity”). The Company has continued an active land leasing program during the 2003 fiscal year that has contributed to the increase in Total Leased Acreage in the above table.

     Oil and natural gas reserves. The following table summarizes the reserve estimate and analysis of net proved reserves of oil and natural gas as of May 31, 2003, 2002 and 2001, in accordance with SEC guidelines. The May 31, 2003 data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. The petroleum engineering firm McCune Engineering prepared the reserve estimates for the fiscal years ending May 31, 2002 and 2001. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10% per year. The acquisition of STP Cherokee, Inc. during the fiscal year caused a significant increase in the estimated proved reserves over previous years. The acquisition of gas reserves from Perkins and Willhite effective June 1, 2003 is estimated to increase the latest Quest reserves shown below by approximately 13%. Although we do have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves for 2003. The Company’s estimated proved reserves have not been filed with or included in reports to any federal agency, except the Securities and Exchange Commission, during the fiscal years ended May 31, 2003, 2002 and 2001.

	May 31,
	2003	2002	2001
Proved Developed Gas Reserves (mcf)	14,016,064	6,356,220	3,569,960
Proved Undeveloped Gas Reserves (mcf)	14,254,570	8,513,750	2,030,004
Total Proved Gas Reserves (mcf)	28,270,634	14,869,970	5,599,964
Proved Developed Oil Reserves (bbl)	43,083	45,944	82,247
Proved Undeveloped Oil Reserves (bbl)	—	177,262	177,264
Total Proved Oil Reserves (bbl)	43,083	223,206	259,511
Future Net Cash Flow (after operating expenses)	$95,572,500	$25,854,629	$22,404,959
Present Value of Future Net Cash Flow	$69,954,990	$17,367,534	$15,167,231

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

     The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. To increase reserves and production, the Company intends to continue its development drilling and re-completion programs, to identify and produce previously overlooked or bypassed zones in shut-in wells, and to acquire additional properties or undertake other replacement activities. The Company’s current strategy is to increase its reserve base, production and cash flow through the development of its existing gas fields and through the selective acquisition of other promising properties where the Company can utilize its existing technology and infrastructure. The Company can give no assurance that its planned development activities will result in significant additional reserves or that the Company will have success in discovering and producing reserves at economical exploration and development costs. The drilling of new wells and conversion of existing oil wells for natural gas production is a speculative activity and the possibility always exists that newly drilled or converted gas wells will be non-productive or fail to produce enough revenue to be commercially worthwhile.

     Production volumes, sales prices, and production costs. The following tables set forth certain information regarding the oil and natural gas properties owned by Quest through its subsidiaries. The natural gas and oil production figures reflect the net production attributable to the Quest revenue interest and are not indicative of the total volumes produced by the wells.

     The significant increase in net gas production shown in the table below demonstrates the success of our gas development program and the acquisition of STP. The decline in oil production reflects the Company’s focus on developing its gas reserves.

Gas Production Statistics

	Years Ended May 31,
	2003	2002	2001	2000
Net gas production (mcf)	1,488,679	508,077	197,606	154,004
Average wellhead gas price (per mcf)	$5.42	$1.62	$3.73	$1.57
Average production cost (per mcf)	$1.11	$0.57	$0.99	$1.04
Net revenue (per mcf)	$3.17	$1.05	$2.74	$0.53

     The 2003 fiscal year gas production volume includes STP production only for the seven months beginning November 1, 2002.

Oil Production Statistics

	Years Ended May 31,
	2003	2002	2001	2000
Net oil production (barrels)	14,123	11,954	17,093	19,703
Average wellhead oil price (per bbl)	$19.91	$19.12	$27.13	$22.97
Average production cost (per bbl)	$16.74	$20.02	$18.78	$14.03
Net revenue (per bbl)	$3.17	$(0.90)	$8.35	$8.94

     Summary of New and Abandoned Well Activity. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of the Company’s pipeline network. However, Quest will continue to devote a small part of its drilling effort into exploratory wells in an attempt to discover new natural gas reserves, which is a high risk endeavor. The Company’s drilling, re-completion, abandonment, and acquisition activities for the periods indicated are shown below:

	Years Ended May 31,
	2003				2002		2001
	Oil		Gas		Oil and Gas		Oil and Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells Drilled
Capable of Production	—	—	—	—	—	—	—	—
Dry	—	—	—	—	4	4	2	2
Development Wells Drilled
Capable of Production	1	1	45	45	33	25	13	13
Dry	—	—	1	1	2	2	—	—
Re-completion of Old Wells
Capable of Production	—	—	—	—	4	1	2	2
Dry	—	—	—	—	—	—	2	2
Wells Abandoned	(13)	(13)	(21)	(18)	(1)	(1)	(2)	(2)
Acquired STP effective 11/1/02	—	—	108	105	—	—	—	—
Other Wells Acquired	—	—	9	8	—	—	—	—

Net Increase in Capable Wells	(12)	(12)	143	140	36	28	13	13

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

Delivery Commitments

     Gas. The Company does not have long-term delivery commitments. Its gas is marketed by Quest and its subsidiaries. More than 75% of the Company’s natural gas is sold to ONEOK Energy Marketing and Trading Company. No other customer of the Company accounted for more than 10% of the consolidated revenues for either fiscal year 2003 or 2002.

     Oil. The Company’s oil has been sold to Plains Marketing, L.P. for the past several years. Quest Energy Service, Inc. purchases the oil at the various tank batteries on the producing properties and delivers the oil to the Plains Marketing terminal for a transportation fee. The Company does not have a long term contract with Plains Marketing.

     Hedging Activities. The Company utilizes fixed-price contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases to the extent of the ceiling prices provided in those contracts.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of May 31, 2003. Fair value for any period is determined as the differential between the fixed prices provided by fixed-price contracts and forward market prices as of May 31, 2003, as adjusted for basis. Fair value changes with changes in market prices and basis. See Note 17 of the Notes to Consolidated Financial Statements appearing elsewhere in this document.

	Years Ending May 31,
	2004	2005	2006	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	1,589,000	612,000	—	2,201,000
Weighted-avg fixed price per MMBtu (1)	$4.11	$4.20	—	$4.13
Fixed-price sales	$6,523	$2,569	—	$9,092
Fair value liability (2)	$(3,134)	$(586)	—	$(3,720)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	1,003,000	1,307,000	612,000	2,922,000
Ceiling	1,003,000	1,307,000	612,000	2,922,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	$4.22
Ceiling	$5.54	$5.38	$5.30	$5.42
Fixed-price sales (3)	$5,556	$7,034	$3,244	$15,834
Fair value liability (2)	$(701)	$(365)	$(81)	$(1,147)
Total Natural Gas Contracts:
Contract vols (MMBtu)	2,592,000	1,919,000	612,000	5,123,000
Weighted-avg fixed price per MMBtu (1)	$4.66	$5.00	$5.30	$4.87
Fixed-price sales (3)	$12,079	$9,603	$3,244	$24,926
Fair value liability (2)	$(3,835)	$(951)	$(81)	$(4,867)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis. See Note 17 of the Notes to Consolidated Financial Statements.

(2)	Bracketed amounts are reflected as derivative liabilities on the balance sheet. See Note 16 of the Notes to Consolidated Financial Instruments.

(3)	Assumes ceiling prices for natural gas collar volumes.

     The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices change. See Note 16 of the Notes to Consolidated Financial Instruments.

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

     The pipelines gather all of the natural gas produced by the Company in addition to some natural gas produced by other companies. The pipeline network is a critical asset for Quest’s future growth because gas gathering pipelines are a costly component of the infrastructure required for natural gas production and such pipelines are not easily constructed. Much of the undeveloped acreage targeted by the Company for future development is readily accessible to the Company’s existing pipeline network, which management believes is a significant advantage.

     The Company is continuing to expand its pipeline infrastructure through a combination of the development of new pipelines and the acquisition of existing pipelines. As discussed above, the STP acquisition added approximately 180 miles of gas gathering pipelines. In addition, effective June 1, 2003, the Company acquired approximately 275 miles of additional gas gathering pipelines from PSI and J-W Gas, which almost doubled the Company’s pipeline network. The acquired pipeline system was located near the Company’s current pipeline system.

     The Company’s pipeline operations are conducted through Ponderosa Gas Pipeline, Inc., a Kansas corporation (“PGPC”) and PGPC’s wholly-owned subsidiaries, PSI and J-W Gas. The STP subsidiary also owns and operates the pipeline system that serves the STP wells.

     The table below sets forth the gas volumes transported by the Company on its pipeline network during each of the last three fiscal years.

	Years Ended May 31,
	2003	2002	2001
Pipeline Network Gas Volumes (mcf)	2,698,896	1,415,312	664,442

     The gas volume for the fiscal year ending May 31, 2003 includes STP volumes only for the seven months beginning November 1, 2002. As of July 1, 2003, the total daily capacity is approximately 35 mmcf and the total utilization is approximately 14 mmcf or 40%.

Service Operations

     The Company supports its exploration and production operations and its pipeline operations through its wholly-owned subsidiary, Quest Energy Service, Inc., a Kansas corporation (“QES”). By retaining operational control of these crucial income producing assets, management believes that the Company is better able to control costs and minimize downtime of these critical assets. In addition to the conduct of daily pipeline and producing well operations, QES also performs construction activities, including the building of new pipelines and compressor stations, the completion of new natural gas wells, and the construction of supporting infrastructure for new wells (such as electric service, salt water disposal facilities, and gas feeder lines). The primary equipment categories owned by QES are trucks, well service rigs and construction equipment. QES also owns a repair and fabrication shop that is located in Benedict, Kansas. QES does not currently provide a material amount of services to unaffiliated companies.

     As a service entity, QES’ most valuable asset is its work force, which presently consists of 46 employees. QES management and key personnel have been involved in oil and gas production activities in the Cherokee Basin for more than twenty years. Eight administrative personnel work out of the office facility on the east edge of Benedict, Kansas at 701 East Main Street. Thirteen QES employees operate out of the Howard, Kansas office where both administrative and field operations are conducted and coordinated.

     The STP subsidiary is also staffed with an experienced group of operational and administrative employees. The headquarters office in Oklahoma City is staffed with eight executive and administrative personnel. STP field operations are conducted by 16 employees out of the office and maintenance facility near Delaware, Oklahoma.

     Field operations conducted by QES and STP personnel include duties performed by “pumpers” or employees whose primary responsibility is to operate the wells and the pipelines. Other field personnel are experienced and involved in the following activities: well servicing, pipeline maintenance, the development of new wells and associated infrastructure, and new pipeline construction.

Regulation

     The Company’s business is affected by numerous federal, state and local laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax.

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

     The Company’s operations are also subject to various conservation laws and regulations. These include: (1) pro-ration units; (2) the density of wells that may be drilled; and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, which generally limit the venting or flaring of gas and impose certain requirements regarding the ratability of production.

     State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation.

     The Company is also subject to extensive federal, state and local environmental laws and regulations that, among other things, regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and/or criminal penalties and, in some cases, injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. Such laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and natural gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations. Legislation has been proposed and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make such wastes subject to much more stringent and expensive storage, treatment, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to regulate further the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar adverse impact on the Company.

     Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company’s business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

     The Company believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company’s method of operations than on other similar companies in the energy industry. Internal procedures and policies exist within the Company to ensure that its operations are conducted in substantial regulatory compliance.

Competition

     The Company operates in the highly competitive oil and gas areas of acquisition and exploration in which other competing companies may have substantially larger financial resources, operations, staffs and facilities. In seeking to acquire desirable new properties for future exploration the Company faces competition from other oil and gas companies. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit.

     Since a significant majority of the Company’s pipeline and service operations presently support the Company’s exploration and development operations, these aspects of the Company’s business do not experience any significant competition.

Employees

     As of August 25, 2003, the Company had 70 employees. None of our employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

     Administrative Facilities.

     The corporate headquarters for the Company and its subsidiaries was located in Suite 200 at 5901 N. Western in Oklahoma City, Oklahoma 73118. This office facility was rented from Mr. Cash, who is the Chairman, Co-Chief Executive Officer and a director of Quest for the amount of $3,050 monthly. During July 2004, the corporate headquarters for the Company and its subsidiaries were relocated to Suite 300 at 9520 N. May Avenue in Oklahoma City, Oklahoma 73120.

     An administrative office for the Company and its subsidiaries is located at 701 East Main Street in Benedict, Kansas 66714. It is leased from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha Lamb who is the wife of Mr. Lamb, the Co-Chief Executive Officer, President, and a director of Quest.

     A field office is located on US 169 highway near Delaware, Oklahoma which is owned by STP.

     An office building at 127 West Main in Chanute, Kansas is operated by Quest as a geological laboratory and is rented from an un-related party. The building was purchased in October 2003 for $65,000.

Where To Find Additional Information

     Additional information about the Company can be found on our website at www.qrcp.net. We also provide on our website the Company’s filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after the Company has electronically filed such material with the SEC.

Glossary of Oil and Gas Terms

     The terms defined in this section are used throughout this Form 10-KSB/A.

     Bcf. Billion cubic feet.

     Bcfe. Billion cubic feet of gas equivalent.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

     Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry Hole; Dry Well. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     Exploratory Well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

     Formation. A succession of sedimentary beds that were deposited under the same general geologic conditions.

     Full Cost Pool. The full cost pool consists of all costs associated with property acquisition, exploration, and development activities for a company using the full cost method of accounting. Additionally, any internal costs that can be directly identified with acquisition, exploration and development activities are included. Any costs related to production, general corporate overhead or similar activities are not included.

     Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which a working interest is owned.

     Mbbl. One thousand barrels of crude oil or other liquid hydrocarbons.

     Mbtu. One thousand btus.

     Mcf. One thousand cubic feet.

     Mcfe. One thousand cubic feet of gas equivalent.

     Mmbbl. One million barrels of crude oil or other liquid hydrocarbons.

     Mmbtu. One million btus.

     Mmcf. One million cubic feet.

     Mmcfe. One million cubic feet of gas equivalent.

     Net Acres or Net Wells. The sum of the fractional working interest owned in gross acres or gross wells.

     NYMEX. New York Mercantile Exchange.

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

     The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended May 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company’s common stock was approved for trading on the OTC Bulletin Board on June 8, 1999, under the symbol “QRCP.” The table set forth below lists the range of high and low bids of the Company’s common stock for each quarter of the Company’s last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Fiscal Quarter Ended
	High Price	Low Price
August 31, 2001	$1.80	$1.05
November 30, 2001	$1.20	$0.61
February 28, 2002	$1.35	$0.75
May 31, 2002	$1.56	$0.83
August 31, 2002	$1.72	$1.22
November 30, 2002	$2.70	$1.28
February 28, 2003	$3.85	$1.95
May 31, 2003	$4.00	$2.40

     The source for the information contained in the table above is Investools @ www.investortoolbox.com. The closing price for QRCP stock on August 27, 2004 was $4.61.

Record Holders

     Common Stock. There are 950,000,000 shares of common stock authorized for issuance. As of August 27, 2004, there were 14,112,694 shares of common stock issued and outstanding, held of record by approximately 2,142 shareholders.

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

Dividends

     The payment of dividends on the Company’s stock is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors. The Company has not declared any cash dividends on its common stock for the last two fiscal years and does not anticipate paying any dividends on its common stock in the foreseeable future. Dividends are being paid at the rate of 10% on the Series A Convertible Preferred Stock in accordance with the Series A Convertible Preferred Stock terms and conditions. Management intends to continue paying dividends on the preferred stock for the foreseeable future.

     Under the Company’s credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. the Company is prohibited from paying dividends on its common stock without their consent. Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Credit, Inc. have both agreed to amend the respective credit facility agreements to permit the continued payment of dividends on the Series A Preferred Stock, but the formal written agreements have not been executed as of August 28, 2003.

Recent Sales Of Registered Securities

     NONE

Recent Sales of Unregistered Securities

     On January 7, 2003, the Company issued 17,986 shares of common stock in exchange for the conversion of a $25,000 convertible debenture, in accordance with the terms and conditions of said debenture. The effective conversion date was November 8, 2002.

     The holders of four convertible debentures have exercised their right to convert their debentures prior to May 31, 2003. These debentures were issued during the period from November 23, 2001 through May 1, 2002. They become eligible for conversion after one year and have a conversion price of 75% of the daily average trading price of the Company’s common stock for the 30 days prior to conversion. See Note 2 to the Notes to Consolidated Financial Statements. The debenture amounts and the effective dates of conversion are as follows: $40,000 on 12/09/02; $22,000 on 4/16/03; $35,000 on 4/25/03; $25,000 on 5/1/03. The Company has issued 62,617 shares of common stock for the conversion into equity of $122,000 worth of debenture debt contained in these four debentures.

     On October 15, 2001, 400,000 stock options were issued by the Company to three individuals who were instrumental in the corporate progression of the Company. On May 9, 2003, Mr. Lamb exercised options to acquire 225,000 shares of the Company’s common stock at an exercise price of $1.00 per share. On May 28, 2003, Mr. Garrison exercised options to acquire 75,000 shares of the Company’s common stock at an exercise price of $1.00 per share. On May 30, 2003, Mr. Langhofer exercised options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is restating its financial statements for the fiscal years ended May 31, 2003 and 2002, and for the fiscal quarters ended August 31, 2003 and 2002. This restatement of the Company’s financial statements will be reported in this Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, and in an amendment to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003. In addition, the financial statements for the Company’s fiscal quarters ended November 30, 2002 and February 28, 2003, will be restated when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003, and February 29, 2004.

     The following discussion of financial condition and results of operations should be read in conjunction with the restated consolidated financial statements and the notes to the restated consolidated financial statements, which are included elsewhere in this Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A.

Cautionary Statements For Purpose Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act of 1995

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. Some of the information in this report and in the Company’s press releases and other filings with the SEC contain forward-looking statements within the meaning set forth in Section 27A of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology. These statements express, or are based on, the Company’s expectations about future events. These include such matters as:

•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	drilling of wells;

•	acquisition and development of oil and gas properties;

•	timing and amount of future production of natural gas and oil;

•	operating costs and other expenses;

•	estimated future net revenues from oil and natural gas reserves and the present value thereof;

•	cash flow and anticipated liquidity; and

•	other plans and objectives for future operations.

     Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. There are many factors that could cause these forward-looking statements to be incorrect, including, but not limited to, the risks described in Exhibit 99.1 “Risk Factors” to this report, which are incorporated herein by reference. These factors include, among others:

•	the ability of the Company to implement its business strategy;

•	the extent of the Company’s success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	fluctuations in the commodity prices for natural gas and crude oil;

•	engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

•	land issues;

•	federal and state regulatory developments;

•	labor problems;

•	environmental related problems;

•	the uncertainty inherent in estimating future oil and gas production or reserves;

•	production variances from expectations;

•	the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;

•	the need to develop and replace reserves;

•	competition;

•	dependence upon key personnel;

•	the lack of liquidity of the Company’s equity securities;

•	operating hazards attendant to the natural gas and oil business;

•	down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells;

•	climatic conditions;

•	availability and cost of material and equipment;

•	delays in anticipated start-up dates;

•	the Company’s ability to find and retain skilled personnel;

•	availability of capital;

•	the strength and financial resources of the Company’s competitors; and

•	general economic conditions.

     When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report or incorporated by reference. The Company’s forward-looking statements speak only as of the date made. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Overview of Company Status

     The 2003 fiscal year included approximately seven months of increased activity since the occurrence of two significant events: the acquisition of STP Cherokee, Inc. (“STP”), which approximately doubled the size of the Company; and (2) the increased funding of the Company’s drilling program as a result of the credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The successful integration of the Quest and STP entities into one new organization allowed us to support new levels of development and operational activities for record-setting growth this year. This integration has been accomplished with all four of the Quest subsidiaries now comprising an effective new team. In June 2003, the Company acquired additional properties, pipelines and operating resources that, when fully integrated, will provide the Company with additional infrastructure, personnel and undeveloped reserves that should enable the Company to continue its growth.

     Our strategic positioning in the southeast Kansas and northeast Oklahoma gas industry has yielded significant increases in total revenues and has resulted in a solid foundation for future growth. The Company enjoyed a significant improvement in profitability in fiscal year 2003 as a result of increased gas and oil prices over the levels realized in fiscal 2002. However, most of the increase in total revenues for the 2003 fiscal year is primarily due to the acquisition of STP and the increased level of new well development that was achieved during the year.

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

     Total revenues of $8,098,000 for the year ended May 31, 2003 represents an increase of 233% when compared to total revenues of $2,435,000 for the fiscal year ended May 31, 2002. This increase was achieved by a combination of improved prices for natural gas and additional producing wells, both from the acquisition of STP in November 2002 and the Company’s aggressive new well development program. For example, STP’s gas production volumes during the seven months following its acquisition by Quest (November 2002 to May 2003) increased 123% over its gas production volumes during the same seven month period a year earlier, while its gas revenues increased by 324% for the comparable periods. Excluding the acquired STP assets, the Company’s total revenues for fiscal year 2003 increased 18% or $444,000 when compared to fiscal year 2002.

     The increase in oil and gas sales from $1,699,000 in fiscal year 2002 to $8,345,000 in fiscal year 2003 and the increase in gas pipeline revenue from $433,000 to $632,000 resulted from additional wells and pipelines acquired or completed during the past two fiscal years and improved product prices. The additional wells contributed to the production of 1,488,700 mcf of net gas in fiscal year 2003, as compared to 508,000 net mcf produced in the prior fiscal year. The Company’s product prices on an equivalent basis (mcfe) increased from $2.93 mcfe average for 2002 to $5.30mcfe average for 2003. Excluding the acquired STP assets, the Company’s oil and gas sales and pipeline revenue for fiscal year 2003 increased 106% or $2,265,000 when compared to fiscal year 2002. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future. In order to reduce gas price volatility, the Company entered into hedging transactions for approximately 5.1 Bcf of gas through October 2005. See Items 1 and 2 “Description of Business and Properties—Quest Operations—Exploration & Production Activities–Hedging Activities”.

     Lease operating costs for fiscal year ended May 31, 2003 totaled $1,482,000 as compared to lease operating costs of $498,000 incurred for fiscal year ended May 31, 2002. Lease operating costs per mcf for fiscal year May 31, 2003 were $1.00 per mcf as compared to $.98 per mcf for fiscal year ended May 31, 2002, representing a 2% increase. Pipeline operating costs for fiscal year ended May 31, 2003 totaled $912,000 as compared to pipeline operating costs of $662,000 incurred for fiscal year ended May 31, 2002. The increase in operating costs are due to the number of wells acquired, completed and operated during the year and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $1,822,000 from $401,000 is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the acquisition of STP. Excluding the acquired STP assets, the Company’s operating costs for fiscal year 2003 increased 10% or $202,000 when compared to fiscal year 2002, which was primarily due to the increased number of operating wells.

     Interest expense increased to $727,000 for fiscal year 2003 from $216,000 for fiscal year 2002, due to the increase in the Company’s outstanding borrowings related to equipment, development and leasehold expenditures.

     General and administrative expenses increased to $977,000 in fiscal year 2003 from $370,000 in the prior year due, primarily to the acquisition of STP and the increased staffing to support the higher levels of development and operational activity. Excluding the STP acquisition, the Company’s general and administrative expenses for fiscal year 2003 remained fairly constant as compared to the previous fiscal year.

     Change in derivative fair value was a non-cash net loss of $4,867,000 for the year ended May 31, 2003, which was attributable to the change in fair value of for cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the year. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company generated income before income taxes and before the change in derivative fair value of $1,678,000 for fiscal year 2003, compared to net income before income taxes in the previous fiscal year of $196,000.

     The Company recorded a net loss of $3,563,000 for fiscal year 2003 as compared to net income of $124,000 for fiscal year 2002.

Capital Resources and Liquidity

     The Company’s access to capital was greatly enhanced by the two $20.0 million credit facilities now in place with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The total amount the Company may borrow under the two credit facilities is limited to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15 million, which was increased by $2.5 million by Wells Fargo Bank Texas, N.A. on April 1, 2003, based upon updated gas reserve estimates. As of May 31, 2003, we had $16.7 million outstanding under the two credit facilities. Although we have made all payments due under the credit facilities, we are currently not in compliance with all of our covenants under the Wells Fargo credit facilities. The debt has not been classified as current due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One. Our ability to fully implement our expanded drilling program is dependent upon our ability to obtain additional funding under the two Wells Fargo credit facilities, to obtain additional funding from equity sources or other debt facilities and to generate working capital from operations. Although we believe that we will have adequate additional reserves and other resources to support our expanded development plans, no assurance can be given that we will be able to obtain funding sufficient to support all of our development plans.

     Quest Energy Service, Inc. (“QES”) is not a party to the Wells Fargo credit agreements. QES has maintained local banking relationships and equipment financing relationships for its capital requirements. The QES line of credit at the Yates Center Branch Bank was increased to $540,000 during the year to accommodate the purchase of pipeline construction equipment, and the amount outstanding under this line of credit on May 31, 2003 was approximately $443,000.

     During the fiscal year ended May 31, 2003, in addition to the acquisition of STP, a total of approximately $8.7 million was invested in new oil and gas wells and properties, new pipeline facilities, and other additional capital items. This investment was substantially funded by operational cash flow and by an increase of approximately $6.6 million in long-term debt. Funds raised from non-bank sources during the year included $406,000 from the sale of stock in conjunction with the exercise of stock options, $165,000 from the sale of convertible debentures, and $61,000 from the sale of approximately 48,000 shares of common stock. Net cash provided from operating activities increased substantially from the $1,306,000 during fiscal year 2002 to $4,019,000 for the 2003 fiscal year due primarily to the expanded operations of the Company as discussed above, increases in depreciation and depletion caused by the increased drilling and production activities of the Company and a significant increase in the Company’s working capital.

     The Company’s working capital (current assets minus current liabilities, excluding the short-term derivative of $3,835,000) was $2,449,000 at May 31, 2003, compared to a working capital deficit of ($1,736,000) at May 31, 2002. One source of improvement is the change from local bank financing that previously required monthly payments of principal, to the Wells Fargo facilities that require only interest payments on a monthly basis. In addition, as of May 31, 2003, the Company had accumulated $2 million of cash to fund a portion of the purchase price for the acquisition of additional gas producing properties and pipeline facilities from Perkins and Willhite, which occurred on June 6, 2003 (See Items 1 and 2 “Recent Developments”). There is a substantial increase in both receivables and payables on the balance sheet for May 31, 2003 as compared to May 31, 2002. This increase is largely due to the substantial increase in operating activity being conducted by the Company.

     The Company intends to continue acquiring property and developing additional wells using the resources generated by its operations and its financing facilities, and to seek additional sources of funding to allow acceleration of development activity to the desired rate of 100 plus wells per year. Management anticipates funding a significant portion of the higher rate of new well development with additional equity and bank financing. Although management believes that such financing is available to Quest, no assurances can be given that Quest will be successful in acquiring the financing necessary to achieve the desired level of development or that such financing will be on favorable terms.

     Additionally, on July 18, 2003 Quest entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc., for more than 63,200 net acres in western Kentucky. The lease has an initial term of one year. During the initial year of the lease, Quest will conduct a technical study to determine the feasibility of the development of the leased property. At the end of the first year, Quest may extend the lease for an additional four years upon payment of an agreed upon amount. Thereafter, Quest will generally be entitled to continue leasing the property for so long as Quest is continuously developing the leased premises at the rate of not less than 25 wells per year until the property is fully developed on 160 acre spacing (approximately 400 wells). (See Items 1 and 2 “Description of Business and Properties—Recent Developments”). If the results of the technical study are positive and Quest elects to extend the term of the lease, developing this property could require the Company to obtain significant additional capital resources.

Restatement of Financial Statements

     The Company is restating its financial statements for the fiscal years ended May 31, 2003 and 2002, and for the fiscal quarters ended August 31, 2003 and 2002. This restatement of the Company’s financial statements will be reported in this Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, and in an amendment to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August

31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003. In addition, the Company will restate its financial statements for the fiscal quarters ended November 30, 2002, and February 28, 2003, when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004.

     This restatement of the financial statements corrects the reporting of certain transactions and further reflects the correct adoption and application of the following accounting pronouncements:

•	SFAS 128, Earnings per Share

•	SFAS 133, Accounting for Derivative Instruments and Hedging Activities

•	SFAS 143, Accounting for Asset Retirement Obligations

•	Accounting Research Bulletin No. 51, Consolidated Financial Statements

•	SFAS 94, Consolidation of All Majority-Owned Subsidiaries

•	SFAS 109, Accounting for Income Taxes

•	SFAS 123, Accounting for Stock-Based Compensation

     The effect of the restatement of the financial statements on the net income (loss) for the fiscal years ended May 31, 2003 and 2002 (as more fully described in Note 2 “Restatement of Financial Statements” to the consolidated financial statements) is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the year ended May 31, 2003:
Total revenues	$8,098,000	$11,730,000
Total expenses	6,420,000	9,030,000

Income before income taxes and change in derivative fair value	1,678,000	2,700,000
Change in derivative fair value	(4,867,000)	—

Income (loss) before income taxes	(3,189,000)	2,700,000
Income tax expense	(374,000)	(997,000)

Net income (loss)	$(3,563,000)	$1,703,000

Statement of Operations data for the year ended May 31, 2002:
Total revenues	$2,435,000	$4,959,000
Total expenses	2,239,000	4,763,000

Income before income taxes	$196,000	$196,000

     The effect of the restatement of the financial statements on the net income (loss) per share for the fiscal years ended May 31, 2003 and 2002 (as more fully described in Note 2 “Restatement of Financial Statements” to the consolidated financial statements) is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the year ended May 31, 2003:
Net income (loss) per common share - basic	($.35)	$.17
Net income (loss) per common share - diluted	($.35)	$.17

     The restatement did not affect the net income (loss) previously reported by the Company for the fiscal year ended May 31, 2002.

     The effect of the restatement of the financial statements on the Balance Sheet for the fiscal years ended May 31, 2003 and 2002 (as more fully described in Note 2 “Restatement of Financial Statements” to the consolidated financial statements) is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Balance Sheet data as of May 31, 2003:
Total assets	$36,533,000	$35,106,000
Total liabilities	$25,391,000	$21,792,000
Total stockholders’ equity	$11,142,000	$13,314,000

     The restatement did not affect the Balance Sheet data as of May 31, 2002.

Contractual Obligations

     Future payments due on the Company’s contractual obligations as of May 31, 2003 are as follows:

	Payments due by period
	Total	2004	2005-2006	2007-2008	thereafter
Long-term debt	$16,750,000	$—	$16,750,000	$—	—
Notes payable	876,000	341,000	237,000	298,000	—
Convertible debentures	230,000	230,000	—	—	—

Total	$17,856,000	$571,000	$16,987,000	$298,000

Critical Accounting Policies

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted I the United States. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the audited financial statements.

Certain Capital Transactions

     In June 2002, a total of 47,858 shares of common stock were sold in a private placement to Mr. Mears and Ms. Vin Zant for $61,000, the proceeds of which were used as working capital.

     On October 17, 2002, a convertible promissory note of the Company issued on May 25, 1999 to Mr. Jones for $50,000 was converted into 50,000 shares of common stock in accordance with its conversion terms.

     On November 2, 2002, the Company issued a total of 60,000 shares of common stock to its three directors, Mr. Lamb, Mr. Garrison, and Mr. Cornell, as their sole compensation for four years of service to the Company and a total of 70,000 shares of common stock to Mr. Cornell and Mr. Ebers for services rendered to the Company during the previous four years.

     Effective November 7, 2002, the Company issued 5,380,785 shares of common stock of the Company to Mr. Cash in exchange for 100% of the outstanding common stock of STP. In conjunction with this transaction, the Company issued 330,000 shares of common stock to acquire marketing and transportation agreements from companies owned by Mr. Lamb and Marsha Lamb.

     During fiscal year 2003, $397,000 of existing debentures were converted into 328,029 shares of common stock by Ms. Vin Zant, Mr. L. J. Vin Zant, Mr. J. H. Vin Zant, Mr. M. N. Vin Zant, Vin Zant Brothers Trust, Mr. Moore, Mr. Sell, Mr. Palin, Donald Malone Revocable Trust, and Mr. Secrist.

     During fiscal year 2003, three stock issuances totaling 11,775 shares were made to Mr. Wharry, Mr. Vin Zant, and Mr. Matney in conjunction with the leasing of land for gas exploration and production.

     During fiscal year 2003, the Company issued 406,000 shares of common stock for $406,000 in cash upon the exercise of stock options by Mr. Lamb, Mr. Garrison, Mr. Vin Zant, and Mr. Langhofer.

     During fiscal year 2003, the Company issued 330,000 shares of common stock to Bonanza Energy Corporation of Kansas and Crown Properties, LC for assets valued at $343,000.

     Subsequent to fiscal 2003 yearend, the Company paid $2 million and issued 500,000 shares of common stock to Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. to acquire additional gas producing properties and pipeline facilities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Quest Resource Corporation

     We have audited the accompanying restated consolidated balance sheet of QUEST RESOURCE CORPORATION and subsidiaries as of May 31, 2003, and the related restated consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These restated consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the restated consolidated financial statements based on our audit. The consolidated financial statements of Quest Resource Corporation as of May 31, 2002 were audited by other auditors whose report dated August 1, 2003 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the restated consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the restated consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Resource Corporation and subsidiaries as of May 31, 2003, and the restated consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
August 27, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Quest Resource Corporation

We have audited the consolidated statement of operations, changes in stockholders’ equity, and statement of cash flows of Quest Resource Corporation and subsidiaries (“Company”) for the year ended May 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s consolidated results of its operations and its cash flows for the years ended May 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended May 31, 2002.

/s/ Clyde Bailey
Clyde Bailey
Certified Public Accountant

September 2, 2004
San Antonio, TX

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 2003 (Restated)

ASSETS
Current assets:
Cash	$2,689,000
Accounts receivable	1,919,000
Other receivables	8,000
Deposits on acquisition	613,000
Inventory	248,000

Total current assets	5,477,000
Property and equipment, net of accumulated depreciation of $548,000	1,322,000
Pipeline assets, net of accumulated depreciation of $1,223,000	10,496,000
Oil and gas properties:
Properties being amortized	18,761,000
Properties not being amortized	2,372,000

21,133,000
Less: Accumulated depreciation, depletion and amortization	(2,067,000)

Net property, plant and equipment	19,066,000

Other assets	172,000

Total assets	$36,533,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,153,000
Oil and gas payable	1,064,000
Accrued expenses	240,000
Current portion of notes payable	571,000
Short-term derivative liability	3,835,000

Total current liabilities	6,863,000
Non-current liabilities:
Long-term derivative liability	1,032,000
Convertible debentures	230,000
Notes payable	16,356,000
Notes payable — related parties	66,000
Less current maturities	(571,000)

Non-current liabilities	17,113,000
Deferred income tax payable	1,415,000

Total liabilities	25,391,000
Commitments and contingencies	—
Stockholders’ equity:
10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized, 10,000 shares issued and outstanding	—
Common stock, $.001 par value, 950,000,000 shares authorized, 13,280,587 shares issued and outstanding	13,000
Additional paid-in capital	14,528,000
Retained deficit	(3,399,000)

Total stockholders’ equity	11,142,000

Total liabilities and stockholders’ equity	$36,533,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

	2003	2002
	(Restated)	(Restated)
Revenue:
Oil and gas sales	$8,345,000	$1,699,000
Gas pipeline revenue	632,000	433,000
Other revenue and expense	(879,000)	303,000

Total revenues	8,098,000	2,435,000
Cost of revenues:
Oil and gas production	1,923,000	547,000
Pipeline operating	912,000	662,000
General and administrative expenses	977,000	370,000
Depreciation, depletion and amortization	1,822,000	401,000
Other costs of revenues	56,000	46,000

Total costs of revenues	5,690,000	2,026,000

Operating income	2,408,000	409,000

Other income (expense):
Change in derivative fair value	(4,867,000)	—
Sale of assets	(3,000)	—
Interest expense	(727,000)	(216,000)
Interest income	—	3,000

Total other income and expense	(5,597,000)	(213,000)

Income (loss) before income taxes	(3,189,000)	196,000
Income tax expense	(374,000)	(72,000)

Net income (loss)	(3,563,000)	124,000
Preferred stock dividends	(10,000)	(10,000)

Net income (loss) available to common shareholders	$(3,573,000)	$114,000

Earnings (loss) per common share:
Basic	$(0.35)	$0.02
Diluted	$(0.35)	$0.02
Weighted average common and common equivalent shares outstanding:
Basic	10,236,288	6,349,855
Diluted	10,236,288	6,372,736

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

	2003	2002
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(3,563,000)	$124,000
Adjustments to reconcile net income to cash provided by operations:
Depreciation	210,000	130,000
Depletion	1,612,000	271,000
Change in derivative fair value	4,867,000	—
Deferred income taxes	1,075,000	329,000
Accretion of line of credit	139,000	—
Stock issued for retirement plan	—	90,000
Stock issued for director fees	62,000	—
Stock issued for services	73,000	53,000
Other	20,000	—
Change in assets and liabilities:
Accounts receivable	(295,000)	384,000
Other receivables	(8,000)	31,000
Futures contract	46,000	145,000
Inventory	(157,000)	(74,000)
Other assets	(192,000)	—
Accounts payable	(636,000)	108,000
Oil and gas payable	557,000	(37,000)
Accrued expenses	209,000	9,000
Income tax payable	—	(257,000)

Net cash provided by operating activities	4,019,000	1,306,000
Cash flows from investing activities:
Deposit on acquisition	(613,000)	—
Purchase of equipment, development and leasehold costs	(7,999,000)	(3,494,000)

Net cash used in investing activities	(8,612,000)	(3,494,000)
Cash flows from financing activities:
Long term debt	6,573,000	1,626,000
Convertible debentures	165,000	367,000
Common stock	467,000	84,000

Net cash provided by financing activities	7,205,000	2,077,000
Net increase (decrease) in cash	2,612,000	(111,000)
Cash, beginning of year	77,000	188,000

Cash, end of year	$2,689,000	$77,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

			Preferred	Common
	Preferred	Common	Stock	Stock
	Shares	Shares	Par Value	Par Value
Balance May 31, 2001	10,000	6,174,842	$—	$6,000
Stock sales for cash		80,000		—
Stock issued to employees 401k plan		180,000		—
Stock issued for payables		43,575		—
Stock issued for convertible debt		58,723		—
Stock issued for services		59,000		—
Comprehensive income:
Net income (loss)
Unrealized gain (loss) on futures contracts
Total comprehensive income

Balance, May 31, 2002	10,000	6,596,140	$—	$6,000

Stock sales for cash		47,858		—
Stock issued for director fees		60,000		—
Stock issued for acquisition		5,380,785		5,000
Stock issued for assets		330,000		—
Stock issued for leases		11,775		—
Stock issued for services		70,000		—
Stock issued for convertible debt		378,029		1,000
Stock issued for options		406,000		1,000
Wells Fargo warrant
Net income (loss)

Balance, May 31, 2003 (Restated)	10,000	13,280,587	$—	$13,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Additional	Other
	Paid-In	Comprehensive	Retained
	Capital	Income (Loss)	Deficit	Total
Balance May 31, 2001	$4,134,000	$116,000	$40,000	$4,296,000
Stock sales for cash	84,000			84,000
Stock issued to employees 401k plan	90,000			90,000
Stock issued for payables	31,000			31,000
Stock issued for convertible debt	50,000			50,000
Stock issued for services	53,000			53,000
Comprehensive income:
Net income (loss)			124,000	124,000
Unrealized gain (loss) on futures contracts		(116,000)		(116,000)

Total comprehensive income				8,000

Balance, May 31, 2002	$4,442,000	$—	$164,000	$4,612,000

Stock sales for cash	61,000			61,000
Stock issued for director fees	62,000			62,000
Stock issued for acquisition	7,343,000			7,348,000
Stock issued for assets	343,000			343,000
Stock issued for leases	10,000			10,000
Stock issued for services	73,000			73,000
Stock issued for convertible debt	446,000			447,000
Stock issued for options	405,000			406,000
Wells Fargo warrant	1,343,000			1,343,000
Net income (loss)			(3,563,000)	(3,563,000)

Balance, May 31, 2003 (Restated)	$14,528,000	$—	$(3,399,000)	$11,142,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

     Quest Resource Corporation (the “Company”) is an independent energy company with an emphasis on the acquisition, production, transportation, exploration, and development of natural gas (coalbed methane) in southeast Kansas and northeast Oklahoma. Quest operations are currently focused on developing coalbed methane gas production in a ten county region that is served by a Company-owned pipeline network.

Principles of Consolidation and Subsidiaries

     The predecessor to Quest was incorporated in 1997 to facilitate the consolidation of a number of related companies. Quest conducts its operations through four subsidiary companies, Quest Energy Service, Inc. (“QES”), a Kansas corporation, Quest Oil & Gas Corporation (“QOG”), Ponderosa Gas Pipeline Company, Inc. (“PGPC”), and STP Cherokee, Inc. (“STP”). Quest owns 100% of the outstanding stock of QES, QOG, PGPC, and STP.

     QES provides all of the service activities required for the operation and development of QOG’s oil and gas properties and the gas pipelines owned by PGPC. QES derives over 90% of its revenue from servicing Quest assets.

     PGPC’s primary assets are one hundred and sixty miles of gas gathering pipelines throughout southeast Kansas.

     The QOG subsidiary entity was acquired as Mogg Energy Services, Inc. on March 31, 2000 in exchange for common stock of the Company and the name was subsequently changed to Quest Oil & Gas Corporation. Assets gained in this acquisition included a majority of the gas wells that were producing into the PGPC pipeline system along with undeveloped gas reserves.

     On November 7, 2002 an Agreement and Plan of Reorganization was consummated whereby the Company acquired STP Cherokee, Inc. (“STP”) as reported on the Form 8-K filed November 18, 2002. Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Cash, the sole stockholder of STP, 5,380,785 shares of Company common stock, representing approximately 42.0% of the common stock of the Company, in exchange for 100% of the outstanding common stock of STP. See Note-2. STP is in the methane gas business and is involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma. At the time of the acquisition, STP held rights to approximately 48,000 acres and operated approximately 130 wells that were supported by approximately 180 miles of gas gathering pipelines.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Accounting

     The Company’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

Uninsured Cash Balances

     The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, the Company’s cash balances are in

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

excess of this amount.

Accounts Receivable

     The Company conducts the majority of its operations in the states of Kansas and Oklahoma and operates exclusively in the oil and natural gas industry. The Company’s joint interest and oil and gas sales receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.

     Management periodically assesses the Company’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

Concentration of Credit Risk

     A significant portion of our liquidity is concentrated in cash and derivative instruments that enable us to hedge a portion of our exposure to price volatility from producing oil and natural gas. These arrangements expose us to credit risk from our counterparties. Our accounts receivable are primarily from purchasers of oil and natural gas products. Gas sales to one purchaser (ONEOK) accounted for more than 90 % of total oil and gas revenues for fiscal year 2003. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, industry or other conditions.

Oil and Gas Properties

     The Company follows the full cost method of accounting for oil and gas properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as other directly identifiable general and administrative costs associated with such activities.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment’s of oil and gas properties are accounted for as adjustments of capitalized costs; that is, the cost of abandoned properties is charged to the full cost pool and amortized.

     Under the full cost method, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenue from proved oil and gas properties, discounted at 10.0% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Other Property and Equipment

     Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

The estimated useful lives are as follows:

Buildings	25 years	Pipeline	40 years
Equipment	10 years	Vehicles	7 years

Other Dispositions

     Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

Marketable Securities

     In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At May 31, 2003 and 2002, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

Income Taxes

     The Company accounts for income taxes pursuant to the provisions of the SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences (primarily intangible drilling costs and the net operating loss carry forward) in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

Earnings Per Common Share

     SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 11 – Earnings Per Share for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash, receivables, deposits, hedging contracts, accounts payable, accrued expenses, convertible debentures and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The hedging contracts are recorded in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The carrying amounts for convertible debentures and notes payable approximate fair value because the interest rates have remained generally unchanged since the issuance of the convertible debentures and due to the variable nature of the interest rates of the notes payable.

Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, to account for non-plan stock options granted to employees and non-employee directors. Under this method, compensation expense is recorded on the date of grant only if the fair value of the

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

underlying stock exceeded the exercise price, and is amortized ratably over the service period. As required by FIN 44, the Company uses a fair value based method to account for stock options granted to service providers.

     SFAS 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 148.

Accounting for Derivative Instruments and Hedging Activities

     The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing energy swaps and collars (collectively fixed-price contracts). In the first quarter of fiscal 2001, the Company adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Company, the changes in fair value of all of its derivatives during the period from December 1, 2002 to May 31, 2003 were required to be reported in results of operations, rather than in other comprehensive income.

     Although our fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price risk in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 17 – Derivatives.

     The Company has established the fair value of all derivative instruments using estimates determined by our counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

Reclassification

     Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current presentation.

2. Restatement of Financial Statements

     The Company is restating its financial statements for the fiscal years ended May 31, 2003 and 2002, and for the fiscal quarters ended August 31, 2003 and 2002. This restatement of the Company’s financial statements will be reported in this Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, and in an amendment to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003. In addition, the Company will restate its financial statements for the fiscal quarters ended November 30, 2002, and February 28, 2003, when the Company files

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004.

     This restatement of the financial statements corrects the reporting of certain transactions and further reflects the correct adoption and application of the following accounting pronouncements:

•	SFAS 128, Earnings per Share

•	SFAS 133, Accounting for Derivative Instruments and Hedging Activities

•	SFAS 143, Accounting for Asset Retirement Obligations

•	Accounting Research Bulletin No. 51, Consolidated Financial Statements

•	SFAS 94, Consolidation of All Majority-Owned Subsidiaries

•	SFAS 109, Accounting for Income Taxes

•	SFAS 123, Accounting for Stock-Based Compensation

     The effect of the restatement of the financial statements on the net income (loss) for the fiscal years ended May 31, 2003 and 2002 is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the year ended May 31, 2003:
Total revenues	$8,098,000	$11,730,000
Total expenses	6,420,000	9,030,000

Income before income taxes and change in derivative fair value	1,678,000	2,700,000
Change in derivative fair value	(4,867,000)	—

Income (loss) before income taxes	(3,189,000)	2,700,000
Income tax expense	(374,000)	(997,000)

Net income (loss)	$(3,563,000)	$1,703,000

Statement of Operations data for the year ended May 31, 2002:
Total revenues	$2,435,000	$4,959,000
Total expenses	2,239,000	4,763,000

Income before income taxes	$196,000	$196,000

     The effect of the restatement of the financial statements on the net income (loss) per share for the fiscal years ended May 31, 2003 and 2002 is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the year ended May 31, 2003:
Net income (loss) per common share - basic	($.35)	$.17
Net income (loss) per common share - diluted	($.35)	$.17

     The restatement did not affect the net income (loss) previously reported by the Company for the fiscal year ended May 31, 2002.

     The effect of the restatement of the financial statements on the Balance Sheet for the fiscal years ended May 31, 2003 and 2002 is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Balance Sheet data as of May 31, 2003:
Total assets	$36,533,000	$35,106,000
Total liabilities	$25,391,000	$21,792,000
Total stockholders’ equity	$11,142,000	$13,314,000

     The restatement did not affect the Balance Sheet data as of May 31, 2002.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

3. Acquisitions

     On November 7, 2002, the Company, STP and Mr. Cash, the sole stockholder of STP, consummated an Agreement and Plan of Reorganization by and among the Company, STP and Mr. Cash, dated as of November 7, 2002 (the “Reorganization Agreement”). Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Cash 5,380,785 shares of the common stock of the Company, representing approximately 42.0% of the common stock of the Corporation after giving effect to the transactions contemplated by the Reorganization Agreement, in exchange for 100% of the outstanding common stock of STP (the “Stock Exchange”). The transaction is being accounted for as a “purchase” following the procedures of SFAS 142, “Accounting for Business Combinations”.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$1,667,000
Fixed Assets	15,497,000
Current Liabilities	(1,620,000)
Debt Assumed	(8,196,000)

Net Assets Acquired	$7,348,000

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

	Years Ended May 31,
	2003	2002
Proforma revenue	$9,518,000	$3,931,000
Proforma net income (loss)	$(3,170,000)	$428,000
Proforma net income (loss) per share	$(0.25)	$0.04

4. Long-Term Debt

May 31, 2003
Long-term debt consists of the following:
Senior credit facility	$16,750,000
Notes payable to banks, finance companies and related parties secured by equipment and vehicles, due in installments through February 2008 with interest ranging from 5.5% to 11.5% per annum	876,000
Convertible debentures – unsecured; two debentures totaling $65,000 interest accrues at 10%; six debentures totaling $165,000 interest accrues at 8%.	230,000

Total long-term debt	17,856,000
Less - current maturities	571,000

Total long term debt, net of current maturities	17,285,000
Less – Wells Fargo warrant	1,204,000

Total long term debt, net of current maturities and Wells Fargo warrant	$16,081,000

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

     The aggregate scheduled maturities of notes payable and long-term debt for the five fiscal years ending May 31, 2008 and thereafter were as follows as of May 31, 2003:

2004	$571,000
2005	145,000
2006	16,842,000
2007	174,000
2008	124,000
thereafter	—

$17,856,000

     The balance of the accrued interest is $155,000 as of May 31, 2003. The equipment related debt, and the debt to Bonanza Energy Corporation of Kansas is owed by Quest Energy Service, Inc.

     In January 2001 and May 2001, the Company issued $125,000 and $20,000 of convertible debentures due in three years after the date of issuance. For the year ended May 31, 2002, the Company issued $367,000 of convertible debentures and converted $50,000 of the debentures into 58,723 shares of common stock. For the year ended May 31, 2003, the Company issued $165,000 of convertible debentures and converted $397,000 of debentures into 328,029 shares of common stock. The debentures issued in fiscal year 2002 carry interest rates of 8% and 10%. Interest is paid quarterly. The debentures carry a conversion feature that allows the debenture holder to convert to common stock after one year from the date of the debenture but prior to the maturity date. The conversion price is 75% of the daily average trading price of the Company’s common stock for the 30 days prior to the conversion with the conversion price limited to a maximum of $3.00 per share. The debentures issued on or after April 25, 2002 also have a minimum conversion price of $1.25 per share. The amount of debenture debt outstanding as of May 31, 2003 was $230,000 from eight debentures, the last of which was issued on October 16, 2002.

     On November 7, 2002, the Company, as borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation and STP Cherokee, Inc., as guarantors, entered into a $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a $20 million credit agreement with Wells Fargo Energy Capital, Inc. (“WF Energy Capital”). The maximum amount that the Company may borrow under the two credit agreements is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15 million, which was subsequently raised to $17.5 million. At the execution of the credit agreements, the Company obtained an initial advance of $12.5 million. The balance of the two Wells Fargo loans as of May 31, 2003 was $16.75 million. Although we have made all payments due under the credit facilities, we are currently not in compliance with all of our covenants under the Wells Fargo credit facilities. The debt has not been reclassified as current due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One.

     In connection with the WF Energy Capital credit agreement, the Company issued a warrant to WF Energy Capital to acquire up to 1.6 million shares of the Company’s common stock at a purchase price of $0.001 per share at any time on or before November 7, 2007. At the time of issuance, the Company valued this warrant using the Black-Scholes option pricing model and expenses that value over the life of the related debt, which matures on November 7, 2005. The warrant contains anti-dilution protection for WF Energy Capital in the event that the Company issues common stock or warrants or options to acquire common stock or securities convertible into common stock below certain specified prices. The agreement pursuant to which the warrant was issued contains restrictions on the Company entering into transactions with affiliates or paying dividends. In addition, WF Energy Capital has the right from and after the earlier to occur of November 7, 2005 and the date the amounts due under the WF Credit Agreement are paid in full, and before November 7, 2007, to require the Company to purchase the warrant at a price equal to $2.5 million; provided that if the purchase price for the warrant plus the total amount of interest received under the WFEC Credit Agreement would exceed the amount of interest that would have been paid on the WFEC Credit Agreement if it had borne interest at the rate of 18% per annum (the “Maximum Interest Amount”), then the purchase price for the warrant will be reduced to an amount such that the sum of the warrant purchase price plus the total amount of interest received under the WFEC Credit Agreement does not exceed the Maximum Interest Amount.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

5. Stockholders’ Equity

     The Company has authorized 950,000,000 shares of common stock, and 50,000,000 preferred shares of stock. As of May 31, 2003, there were 13,280,587 shares of common stock outstanding and 10,000 shares of preferred stock outstanding. The following transactions were recorded in the Company’s financial statements during the year ended May 31, 2003.

1)	Issued 5,380,785 shares of common stock in connection with the Reorganization Agreement.

2)	Issued 328,029 shares of common stock upon the conversion of $397,000 in convertible debentures.

3)	Issued 50,000 shares of common stock to repay a $50,000 promissory note.

4)	Issued 60,000 shares of common stock to compensate directors for four years of service.

5)	Issued 70,000 shares to two individuals for services rendered during previous four years.

6)	Issued 330,000 shares of common stock for assets valued at $343,000.

7)	Issued 11,775 shares for leasehold cost in conjunction with the purchase of oil & gas leases.

8)	Issued 47,858 shares of common stock for $61,000 in cash.

9)	Issued 406,000 shares of common stock for $406,000 in cash upon exercise of stock options.

The following transactions were recorded in the Company’s financial statements during the year ended May 31, 2002.

1)	Issued 80,000 shares of common stock for $84,000 in cash.

2)	Issued 180,000 shares of common stock to the Company’s 401K plan.

3)	Issued 59,000 shares of common stock for services valued at $53,000.

4)	Issued 43,575 shares of common stock as payment for accounts payable of $31,000.

5)	Issued 58,723 shares of common stock upon conversion of $50,000 of convertible debentures.

6. Income Taxes

     The components of income tax expense for the fiscal years ended May 31, 2003 and 2002 are as follows:

	Years Ended May 31,
	2003	2002
Current tax expense:
Federal	$—	$—
State	—	—

	—	—

Deferred tax expense:
Federal	318,000	66,000
State	56,000	6,000

	374,000	72,000

	$374,000	$72,000

     A reconciliation of income tax at the statutory rate to the Company’s effective rate for the fiscal years ended May 31, 2003 and 2002 is as follows:

	2003	2002
Computation of deferred income tax expense (benefit) at statutory rate	$(980,000)	$78,000
Loss of available net operating loss carry-forwards due to ownership changes	1,430,000	—
Other	(76,000)	(6,000)

	$374,000	$72,000

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

     The following temporary differences gave rise to the net deferred tax liabilities at May 31, 2003 and May 31, 2002:

	2003	2002
Deferred tax liabilities, non-current:
Book basis in property and equipment in excess of tax basis, net of accumulated depreciation, depletion, and amortization	$3,362,000	$1,770,000
Deferred tax assets, current:
Hedging contracts expensed per books but deferred for income tax reporting purposes	(1,947,000)	—
Benefit of net operating loss carry-forwards	—	(1,430,000)

	$1,415,000	$340,000

     The step up in value of the oil and gas property basis recorded in connection with the STP merger resulted in the recognition of a tax benefit of approximately $623,000 for financial reporting purposes, but does not create a benefit for tax purposes. The Company has substantially no usable net operating loss carry-forwards or depletion carry-forwards due to the changes in ownership occurring during the fiscal year ended May 31, 2003.

7. Related Party Transactions

     BEC of Kansas Inc. – owned by Mr. Lamb and Marsha Lamb – Note payable in the amount of $55,000 for working capital needs in current and prior years. In addition, BEC of Kansas Inc. (“BEC”) acted as the Company’s exclusive marketer for natural gas sales and production contracts until November 2002 when this business was purchased by the Company for 330,000 shares of common stock, valued at $343,000. In November, 2002 BEC also received payment in full for payables owed to BEC by Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Co., Inc. and Quest Resource Corporation in the total amount of $106,000. In November, 2002 Mr. Lamb was paid $43,000 by Quest Resource Corporation in full satisfaction of a note owed to Mr. Lamb.

     The corporate headquarters for the Company and its subsidiaries is rented from Mr. Cash, who is the Chairman, Co-Chief Executive Officer and a director of Quest for the amount of $3,000 monthly under a lease that extends to 2006. Future rental commitments under this lease are $37,000, $37,000 and $18,000 for the years ended May 31, 2004, 2005 and 2006.

     An administrative office for the Company and its subsidiaries is rented from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha Lamb who is the wife of Mr. Lamb, the Co-Chief Executive Officer, President, and a director of Quest.

8. Series A Preferred Stock

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

9. Supplemental Cash Flow Information

	Years Ended May 31,
	2003	2002
Cash paid for interest	$515,000	$238,000
Cash paid for income taxes	—	—

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

Supplementary Information:

During the year ended May 31, 2003, non-cash investing and financing activities are as follows:

1)	Issued stock upon conversion of $447,000 of convertible debentures.

2)	Issued stock to acquire marketing business valued at $343,000.

3)	Issued stock in reorganization valued at $7,348,000.

4)	Issued stock to acquire leases valued at $10,000.

5)	Issued stock for director fees and services valued at $135,000.

During the year ended May 31, 2002, non-cash investing and financing activities are as follows:

1)	Issued stock pursuant to 401K plan valued at $90,000.

2)	Issued stock for consulting services valued at $53,000.

3)	Issued stock for payables valued at $31,000.

10. Contingencies

     Like other oil and gas producers and marketers, the Company’s operation are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

     QOG was involved in a lawsuit with Devon SFS Operating, Inc. (Case #01-C-58C, Neosho County, Kansas) regarding the validity of its oil and gas lease on a 160-acre parcel referred to as the Umbarger Lease. In April 2003, the court granted Devon SFS Operating, Inc.’s Motion for Summary Judgment ruling that QOG’s lease to the property was not valid. QOG has not drilled a well on the property and the loss of the lease will not have a material adverse effect on the Company’s results of operations or financial condition.

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

     The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations.

11. Earnings Per Share

     SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

•	For the year ended May 31, 2003, dilutive shares do not include outstanding warrants to purchase 898,000 shares of common stock at an exercise price of $.001 because the effects were antidilutive.

•	For the years ended May 31, 2003 and 2002, dilutive shares do not include the assumed conversion of the outstanding 10% preferred stock (convertible into 40,000 common shares) because the effects were antidilutive.

•	For the years ended May 31, 2003 and 2002, dilutive shares do not include the assumed

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

conversion of convertible debt (convertible into 163,000 common shares in fiscal 2003 and 550,000 common shares in fiscal 2002) because the effects were antidilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended May 31, 2003:
Net loss	$(3,563,000)
Preferred stock dividends	(10,000)

Basic EPS income available to common shareholders	$(3,573,000)	10,236,288	$(0.35)

Effect of dilutive securities:
None	—	—

Diluted EPS income available to common shareholders	$(3,573,000)	10,236,288	$(0.35)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended May 31, 2002:
Net income	$124,000
Preferred stock dividends	(10,000)

Basic EPS income available to common shareholders	$114,000	6,349,855	$0.02

Effect of dilutive securities:
Employee stock options	—	22,881

Diluted EPS income available to common shareholders	$114,000	6,372,736	$0.02

12. Stock Options

     On October 15, 2001, the Company granted stock options in the amount of 400,000 shares of its common stock to two of its directors and an individual that has provided certain consulting services to the Company. The options were fully vested upon grant, had an exercise price of $1.00 per share and an expiration date of December 31, 2003. All stock options were exercised in May 2003.

     SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income per share as if compensation cost for the Company’s options had been determined in accordance with the fair value based method prescribed in SFAS 123. Under SFAS 123, the value of each option granted during 2002 was estimated on the date of grant using the Black Scholes model with the following assumptions: risk-free interest rate – 3.1%, dividend yield – 0%, volatility – 177.3% and expected life of the option – 2 to 3 years.

     Under the accounting provisions of SFAS 123, the Company’s net income and earnings per share for the year ended May 31, 2002 would have been reduced to the pro forma amount indicated below:

		Earnings Per Share
	Net Income	Basic	Diluted
As reported	$124,000	$0.02	$0.02
Pro forma net income	$(8,000)	$0.00	$0.00

     A summary of the status of the Company’s non-plan options as of May 31, 2003, and changes during the year ended on those dates is presented below.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of year	400,000	$1.00
Granted	—	—
Exercised	(400,000)	$1.00
Forfeited	—	—

Outstanding at the end of year	—	—

13. Company Benefit Plan

     The Company has adopted a 401(k) profit sharing plan with an effective date of June 1, 2001. The plan covers all eligible employees. During the fiscal year ended May 31, 2003, $28,000 was contributed to the plan by employees and $19,000 in matching funds was paid into the plan by the Company. During the fiscal year ended May 31, 2002, there were no employee contributions to the plan, but the Company contributed 180,000 shares of its common stock to the plan. There is a graduated vesting schedule with the employee becoming fully vested after six years of service. The Company valued the 2002 common stock contribution at $90,000 and included this amount as an expense in the statement of operations.

14. Operating Leases

     The Company leases gas compressors. Terms of these leases call for a minimum obligation of six months and are month to month thereafter. As of May 31, 2003, and 2002, the Company’s monthly obligation under these leases totaled $127,000 and $47,000, respectively.

15. Major Purchasers

     The Company’s oil and gas production is sold under contracts with various purchasers. Gas sales to one purchaser approximated 90.0% of total oil and gas revenues for the periods ended May 31, 2003 and 2002.

16. Financial Instruments

     The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of May 31, 2003 and the methods and assumptions used to estimate their fair value:

	May 31, 2003
	Carrying Amount	Fair Value
Derivative liabilities:
Fixed-price natural gas swaps	$(3,720,000)	$(3,720,000)
Fixed-price natural gas collars	$(1,147,000)	$(1,147,000)
Bank debt	$(16,750,000)	$(16,750,000)
Other financing agreements	$(1,106,000)	$(1,106,000)

     The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for convertible debentures and notes payable approximate fair value because the interest rates have remained generally unchanged since the issuance of the convertible debentures and due to the variable nature of the interest rates of the notes payable.

     The fair value of fixed-price contracts as of May 31, 2003 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates based upon the current market for interest rates. The fair value of derivative instruments that contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. See Note 17 - Derivatives.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

     Derivative liabilities reflected as current in the May 31, 2003 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for gas as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

17. Derivatives

     Description of Contracts. The Company utilizes fixed-price contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases to the extent of the ceiling prices provided in those contracts. For the year ended May 31, 2003, fixed-price contracts hedged 59.0% of the Company’s natural gas production. As of May 31, 2003, fixed-price contracts are in place to hedge 5.1 Bcf of estimated future natural gas production. Of this total volume, 2.6 Bcf are hedged for fiscal 2004 and 2.5 Bcf thereafter.

     For energy swap contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Natural gas collars contain a fixed floor price (put) and ceiling price (call). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price, then no payments are due from either party.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of May 31, 2003. Fair value for any period is determined as the differential between the fixed prices provided by fixed-price contracts and forward market prices as of May 31, 2003, as adjusted for basis. Fair value changes with changes in market prices and basis. See “Market Risk.”

	Years Ending May 31,
	2004	2005	2006	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	1,589,000	612,000	—	2,201,000
Weighted-avg fixed price per MMBtu (1)	$4.11	$4.20	—	$4.13
Fixed-price sales	$6,523	$2,569	—	$9,092
Fair value liability (2)	$(3,134)	$(586)	—	$(3,720)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	1,003,000	1,307,000	612,000	2,922,000
Ceiling	1,003,000	1,307,000	612,000	2,922,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	$4.22
Ceiling	$5.54	$5.38	$5.30	$5.42
Fixed-price sales (3)	$5,556	$7,034	$3,244	$15,834
Fair value liability (2)	$(701)	$(365)	$(81)	$(1,147)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

Total Natural Gas Contracts:
Contract vols (MMBtu)	2,592,000	1,919,000	612,000	5,123,000
Weighted-avg fixed price per MMBtu (1)	$4.66	$5.00	$5.30	$4.87
Fixed-price sales (3)	$12,079	$9,603	$3,244	$24,926
Fair value liability (2)	$(3,835)	$(951)	$(81)	$(4,867)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis. See “Market Risk.”

(2)	Bracketed amounts are reflected as derivative liabilities on the balance sheet. See Note 16 - Financial Instruments.

(3)	Assumes ceiling prices for natural gas collar volumes.

     The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices change. See Note 16 – Financial Instruments.

     Accounting. All fixed-price contracts have been executed in connection with the Company’s natural gas and crude oil hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For fixed-price contracts qualifying as cash flow hedges, changes in fair value for volumes not yet settled are shown as adjustments to other comprehensive income. For those contracts not qualifying as cash flow hedges, changes in fair value for volumes not yet settled are recognized in change in derivative fair value in the statement of operations. The fair value of all fixed-price contracts are recorded as assets or liabilities in the balance sheet.

     For the fiscal year ended May 31, 2003, other revenue and expense included $1.2 million of net losses associated with realized losses under fixed-price contracts.

     Change in derivative fair value for the fiscal year ended May 31, 2003 included $4.9 million of net losses associated with the change in fair value of derivatives not qualifying for hedge accounting. This amount does not represent cash gains or losses. Rather, it is a temporary valuation swing in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

     In addition to the future net settlements identified in the table under “—Description of Contracts”, the Company expects that change in derivative fair value in the statement of operations will include a gain of $3.8 million in fiscal 2004 relating to the unwinding of previously recognized net losses in this caption as actual contract cash settlements are realized.

     Credit Risk. Energy swaps and collars provide for a net settlement due to or from the respective party as discussed previously. The counterparties to the fixed-priced contracts are comprised of a financial institution and a pipeline marketing affiliate. Should a counterparty default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by their counterparties.

     Cancellation or termination of a fixed-price contract would subject a greater portion of the Company’s gas production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. In addition, the associated carrying value of the contract would be removed from the balance sheet.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

     Market Risk. The differential between the floating price paid under each energy swap contract and the price received at the wellhead for the Company’s production is termed “basis” and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations that result from the fixed-price contracts are affected by movements in basis. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant.

     Changes in future gains and losses to be realized in oil and gas sales upon cash settlements of fixed-price contracts as a result of changes in market prices for oil and natural gas are expected to be offset by changes in the price received for hedged oil and natural gas production. Because a majority of the Company’s future estimated oil and gas production is unhedged, declining oil and gas prices could have a material adverse effect on future results of operations and operating cash flows.

     As of May 31, 2003, $4,867,000 of the accrued liabilities associated with the derivative instruments had been charged to expense as the associated instruments were determined as of that date to be ineffective hedges as defined in SFAS 133.

18. SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

Net Capitalized Costs

     The Company’s aggregate capitalized costs related to oil and gas producing activities are summarized as follows:

May 31, 2003
Oil and gas properties and related lease equipment:
Proved	$18,761,000
Unproved	2,372,000

21,133,000
Accumulated depreciation and depletion	(2,067,000)

Net capitalized costs	$19,066,000

     Unproved properties not subject to amortization consisted mainly of leasehold acquired through acquisitions. We will continue to evaluate our unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred

     Costs incurred in oil and gas property acquisition, exploration and development activities which have been capitalized are summarized as follows:

	Years Ended May 31,
	2003	2002
Acquisition of properties proved and unproved	$9,716,000	$519,000
Exploration costs	—	—
Development costs	7,430,000	1,846,000

	$17,146,000	$2,365,000

Results of Operations for Oil and Gas Producing Activities

     The Company’s results of operations from oil and gas producing activities are presented below for 2003 and 2002. The following table includes revenues and expenses associated directly with our oil and gas producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil and gas operations.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

	Years Ended May 31,
	2003	2002
Production revenues	$8,345,000	$1,699,000
Production costs	(1,923,000)	(547,000)
Depreciation and depletion	(1,612,000)	(271,000)

	4,810,000	881,000
Imputed income tax provision (1)	(1,924,000)	(352,000)

Results of operations for oil and gas producing activities	$2,886,000	$529,000

(1) The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to our deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

Oil and Gas Reserve Quantities

     The following schedule contains estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels (bbl) of oil and thousand cubic feet (mcf) of natural gas. Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, may be their nature reserve estimates are generally less precise that other estimates presented in connection with financial statement disclosures.

	Oil - bbls	Gas - mcf
Proved reserves:
Balance, May 31, 2001	259,511	5,599,964
Extensions and discoveries	—	9,776,111
Revisions of previous estimates	(24,351)	—
Production	(11,954)	(508,077)

Balance, May 31, 2002	223,206	14,867,998

Purchase of reserves-in-place	—	12,568,000
Extensions and discoveries	—	2,323,315
Revisions of previous estimates	(166,000)	—
Production	(14,123)	(1,488,679)

Balance, May 31, 2003	43,083	28,270,634

Proved developed reserves:
Balance, May 31, 2002	45,944	6,354,244
Balance, May 31, 2003	43,083	14,016,064

Standardized Measure of Discounted Future Net Cash Flows:

     The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved reserves for the years ended May 31, 2003 and 2002. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at May 31, 2003 and 2002, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

	May 31,
	2003	2002
Future production revenues (1)	$136,820,000	$46,020,000
Future production costs	(34,975,000)	(15,085,000)
Future development costs	(6,273,000)	(5,080,000)

Future cash flows before income taxes	95,572,000	25,855,000
Future income tax	(31,267,000)	(8,487,000)

Future net cash flows	64,305,000	17,368,000
Effect of discounting future annual net cash flows at 10%	(17,237,000)	(5,701,000)

Standardized measure of discounted net cash flows	$47,068,000	$11,667,000

(1) The weighted average oil and gas wellhead prices used in computing our reserves were $27.00 per bbl and $4.80 per mcf at May 31, 2003, compared to $21.00 per bbl and $2.78 per mcf at May 31, 2002.

     The principal changes in the standardized measure of discounted future net cash flows relating to proven oil and gas properties were as follows:

	Fiscal Years Ended May 31,
	2003	2002
Sales and transfers of oil and gas, net of production costs	$(6,422,000)	$(1,152,000)
Net changes in prices and production costs	22,984,000	(6,610,000)
Acquisitions of oil and gas in place – less related production costs	36,106,000	—
Extensions and discoveries, less related production costs	6,675,000	9,085,000
Revisions of previous quantity estimates less related production costs	(3,717,000)	(487,000)
Accretion of discount	2,555,000	1,517,000
Net change in income taxes	(22,780,000)	(90,000)

Total change in standardized measure of discounted future net cash flows	$35,401,000	$2,263,000

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved oil and gas properties at May 31, 2003 and 2002:

	2003	2002
Standardized measure of discounted future net cash flows	$47,068,000	$11,667,000
Proved oil and gas properties net of accumulated depletion	16,694,000	3,466,000

Standardized measure of discounted future net cash flows in excess of net carrying value of proved oil and gas properties	$30,374,000	$8,201,000

19. Recent Accounting Pronouncements

Comprehensive Income

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted the reporting requirements of SFAS 130.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information which supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not have separate operating segments, therefore, the financial statements are unaffected by implementation of this standard.

Employers’ Disclosure About Pensions and Other Postretirement Benefits

     In February 1998, the FASB issued SFAS 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits, which revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this standard.

Revenue Recognition in Financial Statements

     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing SAB 101A, Amendment: Revenue Recognition in Financial Statements, and SAB 101B, Second Amendment: Revenue Recognition in Financial Statements, in March and June 2000, respectively. As a result, the SAB 101 was not effective for the Company until the quarter ending August 31, 2001. The adoption of SAB 101 did not materially impact the earnings and financial position of the Company.

Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of SFAS 141 and SFAS 142 does not have a significant effect on the Company’s results of operations or financial position.

Accounting for Asset Retirement Obligations

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-term assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). Accordingly, we adopted this standard in the first quarter of fiscal 2004. We expect the effect on our financial condition and results of operations at adoption will include an increase in liabilities of approximately $253,000 and a cumulative effect for the change in accounting principle as a charge against earnings of approximately $47,000. Subsequent to adoption, we do not expect this standard to have a material impact on our financial position or results of operations.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of the Accounting Principles Board Opinion (APB) 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than estimated as of the measurement date as was required by APB30). The financial statements are unaffected by implementation of this new standard.

Rescission of FASB Statements 44, and 64, Amendment of FASB Statement 13, and Technical Corrections

     In April 2002, the FASB issued Statement of Financial Accounting Standard 145, Rescission of FASB Statements 44, and 64, Amendment of FASB Statement 13, and Technical Corrections, which updates, clarifies and simplifies existing accounting pronouncements. SFAS 4, which required all gains and losses from the extinguishment of debt to be aggregated and , if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, SFAS 64, which amended SFAS 4, was rescinded as it was no longer necessary. SFAS 145 amended SFAS 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As of May 31, 2003, the Company had not incurred any transactions of the type addressed in this FASB.

Acquisition of Certain Financial Institutions

     In October 2002, the Financial Accounting Standards Board issued SFAS 147, Acquisition of Certain Financial Institutions . As of May 31, 2003, this statement has no effect on the Company’s reporting as it has not acquired any financial institutions.

Accounting for Stock-Based Compensation- Transition and Disclosure

     In December 2002, the Financial Accounting Standards Board issued SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS 148.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     In April 2003, the Financial Accounting Standards Board issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives under FASB 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not materially impact the earnings and financial position of the Company.

Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity

     In May 2003, the Financial Accounting Standards Board issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this statement to have an effect on our reporting as the Company has no financial instruments with these characteristics.

20. Subsequent Events

     Effective June 1, 2003, Ponderosa Gas Pipeline Company, Inc. and Quest entered into a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which Quest

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

and Ponderosa acquired from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of Producers Service, Incorporated in exchange for 500,000 shares of the common stock of Quest. Producers Service, Incorporated owns all of the issued and outstanding membership interests of J-W Gas Gathering, L.L.C. and a 5-year contract right to operate a lease on a 78-mile gas pipeline. J-W Gas Gathering, L.L.C. owns approximately 200 miles of gas gathering lines in southeast Kansas. Also on April 1, 2003, QOG entered into a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas Gathering L.L.C. pursuant to the terms of which QOG acquired 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2 million. These transactions were completed effective as of June 1, 2003. The cash portion of the purchase price was funded with borrowings under its two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.

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

     On December 22, 2003, Quest Cherokee, LLC, a limited liability company formed by our subsidiaries, acquired certain oil and gas assets of Devon Energy Corporation located in the Cherokee Basin area of northeastern Oklahoma and southeastern Kansas for a purchase price of approximately $126 million. The acquired assets have approximately 95.9 Bcfe of estimated proved reserves, 91.7 Bcfe of estimated probable reserves and 72.2 Bcfe of estimated possible reserves. The assets include approximately 372,000 gross (366,000 net) acres of oil and gas leases, 418 gross (325 net wells) and 207 miles of gas gathering pipelines. The Devon assets are producing an average of approximately 19,600 mcf per day. The Devon acquisition represents an approximate 90% increase in the number of gross wells that we operate and a 138% increase in our average daily production volumes. This acquisition represents an approximate 90% increase in the number of gross wells that we operate and a 138% increase in our average daily production volumes. The acquisition was financed by a $70 million senior revolving loan and a $35 million term loan arranged and syndicated by Banc One Capital Markets, Inc. and an approximately $51 million investment by Cherokee Energy Partners, LLC, which is wholly-owned by ArcLight Energy Partners Fund I, L.P.

     No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company filed a current report on Form 8-K, filed on August 27, 2004, reporting on “Item 4. 01 Change in Registrant’s Certifying Accountant” the change of the Company’s independent registered public accounting firm to Murrell, Hall, McIntosh & Co., PLLP for the fiscal year ending May 31, 2004 replacing Clyde Bailey, P.C. Murrell, Hall, McIntosh & Co., PLLP also audited the Company’s restated balance sheet dated May 31, 2003 and the Company’s financial statements for the fiscal year ended May 31, 2003 that are included in this Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, which previously had been audited by Clyde Bailey, P.C. in the Original 10-KSB/A.

ITEM 8A. CONTROLS AND PROCEDURES

     The following information has been amended to reflect the restatement of the Company’s financial statements as discussed in “Explanatory Note” at the beginning of this Form 10-KSB/A and Note 2 of Notes to Consolidated Financial Statements (Restated) included in Part II, Item 7 of this Form 10-KSB/A.

     (a) Evaluation of disclosure controls and procedures.

     Following the evaluation references in the original Form 10-KSB/A, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures. Based on the re-evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that, except as noted below with respect to the identification and correction of certain accounting errors, the Company’s disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls.

     Following the end of the period covered by this report, the Company identified various accounting errors in its financial reports. Management of the Company believes that the errors were attributable to a lack of appropriate accounting staff and management information systems to support the Company’s timely reconciliation and review of accounts and disclosures and the timely filing of financial reports with the Securities and Exchange Commission. The Company has restated its financial results for certain periods to reflect adjustments necessary to correct these accounting errors. The adjustments primarily relate to the failure to adopt and properly apply the accounting pronouncements described in Note 2 of the Notes to Consolidated Financial Statements (Restated). The cumulative impact of these adjustments was an overstatement of the Company’s 2003 net income by $5,266,000, primarily attributable to the failure to recognize as income (loss) changes in the fair value of the Company’s oil and gas hedges.

     In response to its discovery of these accounting errors, the Company enhanced its internal control over financial reporting so that it has the appropriate resources to implement new accounting standards and apply existing accounting standards to new transactions. The steps taken by the Company include

     1. Hiring a new chief financial officer with significant public company corporate finance and accounting experience, a controller and other personnel to increase the depth and experience of the Company’s finance and accounting staff;

     2. Centralizing the accounting functions in the Company’s Oklahoma City corporate headquarters;

     3. Investing in new accounting and management information systems to support the Company’s timely reconciliation and review of accounts and disclosures and the timely filing of financial reports with the Securities and Exchange Commission;

     4. Reviewing accounting literature and other technical materials with the Company’s auditor to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented;

     5. Improving the documentation of the Company’s accounting policies and procedures at the time of adoption;

     6. Improving the documentation of the Company’s internal control procedures.

     It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 24 of this Form 10-KSB/A (Amendment No. 2), which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of its fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment No. 2 to its annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of September, 2004.

Quest Resource Corporation

/s/ Douglas L. Lamb Douglas L. Lamb, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry D. Cash Jerry D. Cash	Chairman/Director (Co-Chief Executive Officer)	September 07, 2004

/s/ Douglas L. Lamb Douglas L. Lamb	President/Director (Co-Chief Executive Officer)	September 07, 2004

/s/ John C. Garrison John C. Garrison	Director	September 07, 2004

/s/ James B. Kite, Jr. James B. Kite, Jr.	Director	September 07, 2004

/s/ David E. Grose David E. Grose	Principal Financial and Accounting Officer	September 07, 2004

INDEX TO EXHIBITS

Description
2.1*	Agreement and Plan of Reorganization by and among Quest Resource Corporation, STP Cherokee, Inc., and Jerry D. Cash, the sole stockholder of STP Cherokee, Inc., dated as of November 7, 2002 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002).

2.2*	Stock Purchase Agreement by and among Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C, as Sellers, and Ponderosa Gas Pipeline Company, Inc. and Quest Resource Corporation, as Purchasers, dated as of April 1, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2003).

2.3*	Purchase and Sale Agreement by and among James R. Perkins Energy, L.L.C., E. Wayne Willhite Energy, L.L.C., and J-W Gas Gathering, L.L.C., as Sellers, and Quest Oil & Gas Corporation, as Purchaser, dated as of April 1, 2003 (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2003).

3.1*	The Company’s Article of Incorporation (incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-18, Registration No. 2-99737-LA ).

3.2*	The Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002).

4.1*	Form of Credit Agreement by and among Quest Resource Corporation, as Borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, and STP Cherokee, Inc., as Guarantors, and Wells Fargo Energy Capital, Inc., as Lender, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2*	Form of Credit Agreement by and among Quest Resource Corporation, as Borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, and STP Cherokee, Inc., as Guarantors, each of the banks which may from time to time become a party thereto, and Wells Fargo Bank Texas, N.A., as Issuing Bank and Administrative Agent for the banks, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.3*	Subordination Agreement by and among Quest Resource Corporation, as Borrower, Ponderosa Gas Pipeline Company, Inc., Quest Oil & Gas Corporation, and STP Cherokee, Inc., as Guarantors, and collectively with Quest Resource Corporation as Credit Parties, Wells Fargo Energy Capital, Inc., as Subordinated Lender, and Wells Fargo Bank Texas, N.A., as Administrative Agent, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.4*	Warrant to Purchase 1,600,000 Shares of Quest Resource Corporation common stock issued by Quest Resource Corporation to, and purchased by Wells Fargo Energy Capital, Inc. on November 7, 2002 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.5*	Warrant Purchase Agreement by and among Quest Resource Corporation and Wells Fargo Energy Capital, Inc., concerning the purchase of the Warrant to Purchase 1,600,000 Shares of Quest Resource Corporation common stock, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.1*	Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002).

Description
10.2*	Consent of Transferee of Shares of Quest Resource Corporation, Boothbay Royalty Company, dated as of November 7, 2002, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2002).

10.3*	Consent of Transferee of Shares of Quest Resource Corporation, Southwind Resource, Inc., dated as of November 7, 2002, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2002).

10.4*	Consent of Transferee of Shares of Quest Resource Corporation, Shiloh Oil Corporation, dated as of April 9, 2003, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 8, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 14, 2003).

10.5**	Employment Agreement dated as of November 7, 2003 between Quest Resource Corporation and Jerry D. Cash.

10.6**	Employment Agreement dated as of November 7, 2003 between Quest Resource Corporation and Douglas Lamb.

21.1**	List of Subsidiaries.

23.2**	Consent of Cawley and Gillespie & Associates, Inc.

23.3**	Consent of McCune Engineering.

23.4***	Consent of Murrell, Hall, McIntosh & Co., PLLP.

31.1***	Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3***	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Risk Factors.

*	Incorporated by reference.

**	Previously filed on August 29, 2003 with the Company’s Form 10-KSB for the fiscal year ended May 31, 2003

***	Filed herewith.