Form 10QSB/A
period 2003-08-31
QUEST RESOURCE CORP
filed 2004-09-10
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

9520 N. May Avenue, Suite 300, Oklahoma City, OK 73120

(Address of Principal Executive Offices)(Zip Code)

Issuer’s Telephone Number: 405-488-1304

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [XX]

As of August 26, 2004, the issuer had 14,112,694 shares of common stock outstanding.

Transitioned Small Business Disclosure Format (check one): Yes[ ]  No[XX]

QUEST RESOURCE CORPORATION

FORM 10-QSB/A

FOR THE QUARTER ENDED AUGUST 31, 2003

EXPLANATORY NOTE

     This Amendment on Form 10-QSB/A is being filed for the purposes of amending and restating the Quest Resource Corporation (the “Company”) Form 10-QSB for the quarterly period ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003 (the “Original 10-QSB”), in order to provide restated financial information, and discussion and analysis of the restated financial information, for the quarterly periods ended August 31, 2003, and August 31, 2002. The Company is restating its financial statements after an internal review of financial statements and supporting documentation determined that certain transactions were recorded incorrectly. In addition, the Company failed to adopt or improperly adopted various accounting pronouncements, as discussed below and in Note 3 to the Consolidated Financial Statements. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB (Amendment No. 2) for the fiscal year ended May 31, 2003. In addition, the financial statements for the Company’s fiscal quarters ended November 30, 2002 and February 28, 2003, will be restated when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

     Except as otherwise required by the context, references in this quarterly report to “we,” “our,” “us,” “Quest” or “the Company” refer to Quest Resource Corporation and its wholly owned subsidiaries, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Energy Service, Inc., STP Cherokee, Inc., Producers Service, Incorporated, and J-W Gas Gathering, L.L.C. Our operations are conducted through our subsidiaries.

     Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended August 31, 2003, a statement of operations, and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-13 and are incorporated herein by this reference.

     The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003.

Restatement of Financial Statements

     The Company is restating its financial statements for the fiscal quarters ended August 31, 2003 and August 31, 2002. This restatement of the Company’s financial statements is being reported in this amendment to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003. The Company also amended and restated the financial statements and the notes thereto included in its annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003. In addition, the financial statements for the Company’s fiscal quarters ended November 30, 2002 and February 28, 2003, will be restated when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(RESTATED)

	August 31,	May 31,
	2003	2003
	(unaudited)
A S S E T S
Current assets:
Cash	$776,000	$2,689,000
Accounts receivable, trade	2,563,000	1,919,000
Other receivables	30,000	8,000
Deposits on acquisition	216,000	613,000
Inventory	396,000	248,000

Total current assets	3,981,000	5,477,000
Property and equipment, net of accumulated depreciation of $655,000 and $548,000, respectively	1,661,000	1,322,000
Pipeline assets, net of accumulated depreciation of $1,272,000 and $1,223,000, respectively	11,742,000	10,496,000
Oil and gas properties:
Properties being amortized	22,817,000	18,761,000
Properties not being amortized	2,372,000	2,372,000

	25,189,000	21,133,000
Less: Accumulated depreciation, depletion and amortization	(2,671,000)	(2,067,000)

Net property, plant and equipment	22,518,000	19,066,000

Long-term derivative asset	172,000	—
Other assets, net	160,000	172,000

Total assets	$40,234,000	$36,533,000

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,357,000	$1,153,000
Oil and gas payable	1,323,000	1,064,000
Accrued expenses	291,000	240,000
Current portion of notes payable	543,000	571,000
Short-term derivative liability	1,055,000	3,835,000

Total current liabilities	4,569,000	6,863,000
Non-current liabilities:
Long-term derivative liability	181,000	1,032,000
Asset retirement obligation	337,000	—
Convertible debentures	120,000	230,000
Notes payable	17,395,000	16,356,000
Notes payable — related parties	88,000	66,000
Less current maturities	(543,000)	(571,000)

Non-current liabilities	17,578,000	17,113,000
Deferred income tax payable	3,095,000	1,415,000

Total liabilities	25,242,000	25,391,000

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized 10,000 shares issued and outstanding	—	—
Common Stock, $.001 par value, 950,000,000 shares authorized 13,824,415 and 13,280,587 shares issued and outstanding	14,000	13,000
Paid in capital	15,857,000	14,528,000
Retained earnings (deficit)	(879,000)	(3,399,000)

Total stockholders’ equity	14,992,000	11,142,000

Total liabilities and stockholders’ equity	$40,234,000	$36,533,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, RESTATED)

	Three months ended August 31,
	2003	2002
Revenue:
Oil and gas sales	$3,614,000	$483,000
Gas pipeline revenue	555,000	108,000
Other revenue and expense	(996,000)	3,000

Total revenues	3,173,000	594,000
Costs and expenses:
Oil and gas production	853,000	181,000
Pipeline operating	466,000	180,000
General and administrative	337,000	18,000
Depreciation, depletion and amortization	721,000	93,000

Total costs and expenses	2,377,000	472,000

Operating income	796,000	122,000

Other income (expense):
Change in derivative fair value	3,804,000	—
Interest expense	(353,000)	(45,000)

Total other income (expense)	3,451,000	(45,000)

Income before income taxes and cumulative effect of accounting change	4,247,000	77,000
Income tax benefit (expense)	(1,699,000)	(29,000)

Net income before cumulative effect of accounting change	2,548,000	48,000
Cumulative effect of accounting change, net of income taxes of $19,000	(28,000)	—

Net income	2,520,000	48,000
Preferred stock dividends	(3,000)	(3,000)

Net income available to common shareholders	$2,517,000	$45,000

Earnings per common share — basic:
Income before cumulative effect of accounting change	$0.18	$0.01
Cumulative effect of accounting change	—	—

	$0.18	$0.01

Earnings per common share — diluted:
Income before cumulative effect of accounting change	$0.16	$0.01
Cumulative effect of accounting change	—	—

	$0.16	$0.01

Weighted average common and common equivalent shares outstanding:
Basic	13,802,720	6,734,187
Diluted	15,454,325	6,842,947

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, RESTATED)

	Three months ended August 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,520,000	$48,000
Adjustments to reconcile net income to cash provided by operations:
Depreciation and Depletion	715,000	93,000
Change in derivative fair value	(3,804,000)	—
Cumulative effect of accounting change	47,000	—
Deferred income taxes	1,680,000	29,000
Accretion of line of credit	85,000	—
Stock issued for services	—	9,000
Other	18,000	—
Change in assets and liabilities:
Accounts receivable	(74,000)	221,000
Other current assets	(21,000)	(19,000)
Inventory	(149,000)	(6,000)
Accounts payable	(56,000)	18,000
Oil and gas payable	115,000	(221,000)
Accrued expenses	51,000	7,000

Net cash provided by operating activities	1,127,000	179,000
Cash flows from investing activities:
Sale of leasehold acreage	—	564,000
Purchase of equipment, development and leasehold costs	(3,848,000)	(603,000)

Net cash used in investing activities	(3,848,000)	(39,000)
Cash flows from financing activities:
Long term debt	808,000	(129,000)
Convertible debentures	—	85,000
Common stock	—	61,000

Net cash provided by financing activities	808,000	17,000
Net increase (decrease) in cash	(1,913,000)	157,000
Cash, beginning of period	2,689,000	77,000

Cash, end of period	$776,000	$234,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

1. BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2004. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003.

     Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Subsidiaries

     Quest Energy Service, Inc. (“QES”), Quest Oil & Gas Corporation (“QOG”), Ponderosa Gas Pipeline Company, Inc., (“PGPC”), and Producers Service, Incorporated (“PSI”), all being Kansas corporations, J-W Gas Gathering, L.L.C., a Kansas limited liability company (“J-W Gas”), and STP Cherokee, Inc., an Oklahoma corporation (“STP”), are wholly owned subsidiaries of Quest Resource Corporation, a Nevada corporation (“QRC” or the “Company”). Financial reporting by the subsidiaries is consolidated into one set of financial statements for QRC. QES provides service and construction activities required for the operation and development of the Company’s oil and gas properties and the gas pipelines. One of the Company’s primary assets is approximately one hundred and sixty miles of gas gathering pipelines throughout southeastern Kansas.

     The QOG subsidiary entity was acquired as Mogg Energy Services, Inc. (“Mogg”) on March 31, 2000 in exchange for common stock of the Company and the name was subsequently changed to QOG. Assets gained in this acquisition included a majority of the gas wells that were producing into the PGPC pipeline system at the time along with undeveloped gas reserves.

     On November 7, 2002, an Agreement and Plan of Reorganization was consummated whereby the Company acquired STP as reported on the Form 8-K filed November 18, 2002. Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Jerry D. Cash, the sole stockholder of STP, 5,380,785 shares of Company common stock, representing approximately 42.0% of the common stock of the Company, in exchange for 100% of the outstanding common stock of STP. STP is in the methane gas business and is involved in developing and producing methane gas from its properties in southeastern Kansas and northeastern Oklahoma. On November 7, 2002, STP held rights to approximately 48,000 acres and was operating approximately 130 wells that were supported by approximately 180 miles of gas gathering pipelines.

     Effective June 1, 2003, the Company acquired additional production properties, pipelines and equipment as described in Note 4. This acquisition, as well as the STP and Mogg acquisitions mentioned above, have been recorded using the purchase method of accounting for acquisitions. Operating activity of all three acquisitions has been included in the consolidated results of operations since the effective date of the respective transaction.

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

Earnings per Common Share

     Statement of Financial Accounting Standards (“SFAS”) 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 8 — Earnings Per Share for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

Common Stock

     During the quarter ended August 31, 2003, the Company issued a total of 543,828 shares of its common stock in the following transactions:

1)	On June 1, 2003, 500,000 shares were issued in connection with the acquisition described in Note 4 below.

2)	During the quarter, the Company converted $110,000 in convertible debentures for a total of 43,828 shares of its common stock per the agreement in the initial debentures.

Accounting for Derivative Instruments and Hedging Activities

     The Company seeks to reduce its exposure to unfavorable changes in oil and natural gas prices by utilizing energy swaps and collars (collectively, “fixed-price contracts”). In the first quarter of fiscal 2001, the Company adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Company, the changes in fair value of all of its derivatives during the period from June 1, 2003 to August 31, 2003 were required to be reported in results of operations, rather than in other comprehensive income.

     Although our fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price risk in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 7 - Financial Instruments and Hedging Activities.

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

Recently Issued Accounting Standards

     Effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company’s asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The cumulative effect of accounting change, net of income taxes of $19,000, resulted in a charge of $28,000 to earnings.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

3. RESTATEMENT OF FINANCIAL STATEMENTS

     The Company is restating its financial statements for the fiscal quarters ended August 31, 2003, and August 31, 2002. This restatement of the Company’s financial statements is being reported in this amendment to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 15, 2003. The Company also amended and restated its financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003. In addition, the financial statements for the Company’s fiscal quarters ended November 30, 2002 and February 28, 2003, will be restated when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004.

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

     The effect of the restatement of the financial statements on the net income for the fiscal quarters ended August 31, 2003 and 2002 is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the three months ended August 31, 2003:
Total revenues	$3,173,000	$4,519,000
Total expenses	2,730,000	3,683,000

Income before income taxes and change in derivative fair value	443,000	836,000
Change in derivative fair value	3,804,000	—

Income before income taxes	4,247,000	836,000
Income tax benefit (expense)	(1,699,000)	(309,000)

Net income before cumulative effect of accounting change	2,548,000	527,000
Cumulative effect of accounting change, net of tax	28,000	—

Net income	$2,520,000	$527,000

Statement of Operations data for the three months ended August 31, 2002:
Total revenues	$594,000	$1,312,000
Total expenses	517,000	1,202,000

Income before income taxes	77,000	110,000
Income tax benefit (expense)	(29,000)	(41,000)

Net income	$48,000	$69,000

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

     The effect of the restatement of the financial statements on the net income per share for the fiscal quarters ended August 31, 2003 and 2002 is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the quarter ended August 31, 2003:
Net income per common share — basic	$.18	$.04
Net income per common share — diluted	$.16	$.04
Statement of Operations data for the quarter ended August 31, 2002:
Net income per common share — basic	$.01	$.01
Net income per common share — diluted	$.01	$.01

     The effect of the restatement of the financial statements on the Balance Sheet for the fiscal quarters ended August 31, 2003 and 2002 is as follows for the periods set forth below:

		As Previously
	As Restated	Reported
Balance Sheet data as of August 31, 2003:
Total assets	$40,234,000	$38,444,000
Total liabilities	$25,242,000	$23,553,000
Total stockholders’ equity	$14,992,000	$14,891,000
Balance Sheet data as of August 31, 2002:
Total assets	$9,527,000	$9,535,000
Total liabilities	$4,587,000	$4,576,000
Total stockholders’ equity	$4,940,000	$4,959,000

4. ACQUISITIONS

     Effective June 1, 2003, PGPC and Quest consummated a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which Quest and PGPC acquired from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of PSI in exchange for 500,000 shares of the common stock of Quest which was valued at $1.2 million. PSI owns all of the issued and outstanding membership interests of J-W Gas and a 5-year contract right to operate a lease on a 78-mile gas pipeline. J-W Gas owns approximately 200 miles of gas gathering lines in southeast Kansas.

     Also effective June 1, 2003, QOG closed on a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas pursuant to the terms of which QOG acquired 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2.0 million. The cash portion of the purchase price was funded with borrowings under the Company’s two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.

     In accordance with the terms of the asset purchase agreement, the purchase price, current assets and certain assumed liabilities were allocated as follows:

Current assets	$604,000
Property and equipment	1,177,000
Oil and gas properties	2,040,000
Current liabilities	(669,000)
Long-term debt	(112,000)

Total	$3,040,000

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

     The following proforma summary data for the three month periods ending August 31, 2003 and 2002 presents the consolidated results of operations as if the acquisition of STP made on November 7, 2002 had occurred on June 1, 2002, and the acquisitions of properties, pipelines and equipment described in this note had occurred on June 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of June 1, 2002 or of results that may occur in the future.

	Three Months Ended August 31,
	2003	2002
Proforma revenue	$3,173,000	$2,001,000
Proforma income	$2,520,000	$72,000
Proforma income per share	$.18	$.01

5. LONG — TERM DEBT

August 31, 2003
Long-term debt consists of the following:
Senior credit facility	$17,500,000
Notes payable to banks, finance companies and related parties secured by equipment and vehicles, due in installments through February 2008 with interest rates ranging from 5.5% to 11.5% per annum	1,102,000

Convertible debentures — unsecured; interest accrues at 10% per annum; two debentures totaling $80,000 interest accrues at 8%.	120,000
Total long-term debt	18,722,000
Less — current maturities	543,000

Total long term debt, net of current maturities	18,179,000
Less — Wells Fargo warrant	1,119,000

Total long term debt, net of current maturities and Wells Fargo warrant	$17,060,000

     On November 7, 2002, the Company, as borrower, and PGPC, QOG and STP, as guarantors, entered into a three year $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a three year and one month $20 million credit agreement with Wells Fargo Energy Capital, Inc. The maximum amount that the Company may borrow under the two credit agreements is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15 million. At the execution of the credit agreements, the Company obtained an initial advance of $12.5 million. The balance of the two Wells Fargo loans as of August 31, 2003 was $17.5 million and interest only payments have been made on a quarterly basis. As of August 31, 2003, the weighted average interest rate for the facilities was 6.0 % per annum. As of August 31, 2003, the borrowing limitation was $17.5 million. Although we have made all payments due under the credit facilities, we are currently not in compliance with all of our covenants under the Wells Fargo credit facilities. The debt has not been reclassified as current due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One, N.A. See Note 10 — Subsequent Events.

     In connection with the Wells Fargo Energy Capital credit agreement, the Company issued a warrant to Wells Fargo Energy Capital to acquire up to 1.6 million shares of the Company’s common stock at a purchase price of $0.001 per share at any time on or before November 7, 2007. At the time of issuance, the Company valued this warrant using the Black-Scholes option pricing model and expenses that value over the life of the related debt, which matures on November 7, 2005. The warrant contains anti-dilution protection for Wells Fargo Energy Capital in the event that the Company issues common stock or warrants or options to acquire common stock or securities convertible into common stock below certain specified prices. The agreement pursuant to

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

which the warrant was issued contains restrictions on the Company entering into transactions with affiliates or paying dividends. In addition, Wells Fargo Energy Capital has the right from and after the earlier to occur of November 7, 2005 and the date the amounts due under the Wells Fargo Credit Agreement are paid in full (which credit agreement was retired in December 2003), and before November 7, 2007, to require the Company to purchase the warrant at a price equal to $2.5 million; provided that if the purchase price for the warrant plus the total amount of interest received under the Wells Fargo Energy Capital Credit Agreement would exceed the amount of interest that would have been paid on the Wells Fargo Energy Capital Credit Agreement if it had borne interest at the rate of 18% per annum (the “Maximum Interest Amount”), then the purchase price for the warrant will be reduced to an amount such that the sum of the warrant purchase price plus the total amount of interest received under the Wells Fargo Energy Capital Credit Agreement does not exceed the Maximum Interest Amount.

     QES has two promissory notes with authorized credit limits of $440,000 and $100,000 each. The $440,000 note matures on February 19, 2008, bears interest at the annual rate of 7%, requires a monthly payment based upon a 60 month amortization, is secured by equipment and rolling stock, and had a principal balance outstanding on August 31, 2003 of $418,000. The $100,000 note matures on November 4, 2003, bears interest at the annual rate of 7%, is secured by the QES inventory of parts and materials, and had a principal balance outstanding on August 31, 2003 of $67,000.

6. COMMITMENTS AND CONTINGENCIES

     The Company and STP have been named Defendants in a lawsuit (Case #CJ-2003-30) filed by Plaintiffs Eddie R. Hill et al on March 27, 2003 in the District Court for Craig County, Oklahoma. Plaintiffs are royalty owners who are alleging underpayment of royalties owed them by STP and the Company. The plaintiffs also allege, among other things, that STP and the Company have engaged in self-dealing, have breached their fiduciary duties to the plaintiffs and have acted fraudulently towards the plaintiffs. The plaintiffs are seeking unspecified actual and punitive damages as a result of the alleged conduct by STP and the Company. Based on the information available to date and our preliminary investigation, the Company believes that the claims against it are without merit and intends to defend against them vigorously.

     Like other oil and gas producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

7. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Oil and Gas Hedging Activities

     The Company seeks to reduce its exposure to unfavorable changes in oil and gas prices, which are subject to significant and often volatile fluctuation through fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the three months ended August 31, 2003, fixed-price contracts hedged 93.0% of the Company’s natural gas production. As of August 31, 2003, fixed-price contracts are in place to hedge 4.5 Bcf of estimated future natural gas production. Of this total volume, 2.0 Bcf are hedged for fiscal 2004 and 2.5 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended May 31, 2003 for a more detailed discussion of the fixed-price contracts.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of August 31, 2003.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

	Nine Months
	Ending May 31,	Years Ending May 31,
	2004	2005	2006	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	945,000	612,000	—	1,557,000
Weighted-avg fixed price per MMBtu (1)	$4.14	$4.20	—	$4.16
Fixed-price sales	$3,910	$2,569	—	$6,479
Fair value	$(710)	$(448)	—	$(1,158)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	1,003,000	1,307,000	612,000	2,922,000
Ceiling	1,003,000	1,307,000	612,000	2,922,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	$4.22
Ceiling	$5.54	$5.38	$5.30	$5.42
Fixed-price sales (2)	$5,556	$7,034	$3,244	$15,834
Fair value	$(75)	$97	$72	$94
Total Natural Gas Contracts:
Contract vols (MMBtu)	1,948,000	1,919,000	612,000	4,479,000
Weighted-avg fixed price per MMBtu (1)	$4.86	$5.00	$5.30	$4.98
Fixed-price sales (2)	$9,466	$9,603	$3,244	$22,313
Fair value	$(785)	$(351)	$72	$(1,064)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

     The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See — Fair Value of Financial Instruments.

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

     For the three months ended August 31, 2003, other revenue and expense included $818,000 of net losses associated with realized gains and losses under fixed-price contracts.

     Change in derivative fair value for the three months ended August 31, 2003 included $3.8 million of net gains associated with the change in fair value of derivatives not qualifying for hedge accounting. This amount does not represent cash gains or

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

losses. Rather, it is a temporary valuation swing in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

     The change in carrying value of fixed-price contracts in the balance sheet since May 31, 2003 resulted from a decrease in market prices for natural gas. Derivative assets and liabilities reflected as current in the August 31, 2003 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for gas as of the balance sheet date.

Fair Value of Financial Instruments

     The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of August 31, 2003 and the methods and assumptions used to estimate their fair value:

	August 31, 2003
	Carrying Amount	Fair Value
Derivative assets:
Fixed-price natural gas collars	$172,000	$172,000
Derivative liabilities:
Fixed-price natural gas swaps	$(1,158,000)	$(1,158,000)
Fixed-price natural gas collars	$(78,000)	$(78,000)
Bank debt	$(17,500,000)	$(17,500,000)
Other financing agreements	$(1,222,000)	$(1,222,000)

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

     The fair value of fixed-price contracts as of August 31, 2003 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates based upon the current market for interest rates. The fair value of derivative instruments that contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. See - Oil and Gas Hedging Activities.

     Derivative liabilities reflected as current in the August 31, 2003 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for gas as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

8. EARNINGS PER SHARE

     SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

•	For the three months ended August 31, 2002, dilutive shares do not include the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 40,000 common shares) because the effects were antidilutive.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

•	For the three months ended August 31, 2002, dilutive shares do not include the assumed conversion of convertible debt (convertible into 76,000 common shares) because the effects were antidilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended August 31, 2003:
Income before cumulative effect of accounting change, net of tax	$2,548,000
Preferred stock dividends	(3,000)

Basic EPS income available to common shareholders before cumulative effect of accounting change, net of tax	$2,545,000	13,802,720	$0.18

Effect of dilutive securities:
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Preferred stock dividends	3,000
Common shares assumed issued for 10% convertible preferred stock	—	40,000
Assumed conversion as of the beginning of the period of convertible debt outstanding during the period:
Interest expense	2,000
Common shares assumed issued for 8% convertible debt	—	8,127
Common shares assumed issued for 10% convertible debt	—	4,063
Warrant issued to Wells Fargo	—	1,599,415

Diluted EPS income available to common shareholders	$2,550,000	15,454,325	$0.16

For the three months ended August 31, 2002:
Net income	$48,000
Preferred stock dividends	(3,000)

Basic EPS income available to common shareholders	$45,000	6,734,187	$0.01

Effect of dilutive securities:
Employee stock options	—	108,760

Diluted EPS income available to common shareholders	$45,000	6,842,947	$0.01

9. ASSET RETIREMENT OBLIGATIONS

     As described in Note 1, effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded a cumulative effect to net income of ($28,000) net of tax, or ($.00) per share. Additionally, the Company recorded an asset retirement obligation liability of $254,000 and an increase to net properties and equipment of $207,000.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(UNAUDITED, RESTATED)

The following table provides a roll forward of the asset retirement obligations for the quarter ended August 31, 2003.

Carrying amount of asset retirement obligations as of May 31, 2003	$—
Cumulative effect of change in accounting principle	254,000
Liabilities incurred	79,000
Liabilities settled	(2,000)
Accretion expense	6,000
Revisions in estimated cash flows	—

Carrying amount of asset retirement obligations as of August 31, 2003	$337,000

     Following is a summary of the asset retirement obligation assuming the provisions of SFAS 143 had been adopted as of May 31, 2002.

Asset retirement obligation as of:
May 31, 2002	$125,000
August 31, 2002	$116,000

10. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Information

     This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003 and Exhibit 99.1 “Risk Factors” to this report for a listing of some of these factors.

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

Restatement of Financial Statements

     The Company is restating its financial statements for the fiscal quarters ended August 31, 2003, and August 31, 2002. This restatement of the Company’s financial statements is being reported in this amendment to the Company’s quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, originally filed with the Securities and Exchange Commission on October 14, 2003. The Company also amended and restated its financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB (Amendment No. 2) for the fiscal year ended May 31, 2003. In addition, the financial statements for the Company’s fiscal quarters ended November 30, 2002 and February 28, 2003, will be restated when the Company files its quarterly reports on Form 10-QSB for the fiscal quarters ended November 30, 2003 and February 29, 2004. See Note 3 “Restatement of Financial Statements” to the accompanying financial statements included in this report for additional information regarding the restatement.

Business of Issuer

     Quest Resource Corporation (“Quest” or the “Company”) is an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coal bed methane) in a ten county region in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. The Company also owns and operates a gas gathering pipeline network of approximately 600 miles in length within this basin. Quest’s main focus is upon the development of the Company’s coalbed methane gas reserves in the Company’s pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to the Company or Quest include the Company’s operating subsidiaries.

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

     Two significant developments were also accomplished during the quarter ended August 31, 2003 as described below:

     Acquisition of Gas Producing Assets and Pipeline in the Cherokee Basin. Effective June 1, 2003, Quest closed the acquisition of gas producing properties, gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeastern Kansas portion of the geological region known as the Cherokee Basin. Approximately 15,000 acres of gas properties containing an estimated 3.8 Bcf of net proved gas reserves were acquired by the Company through its Quest Oil & Gas Corporation subsidiary (“QOG”) for approximately $2.0 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These gas properties consist of approximately 53 oil and gas leases in Chautauqua, Montgomery and Elk Counties of southeastern Kansas.

     In a related transaction, another Quest subsidiary, Ponderosa Gas Pipeline Company, Inc. (“PGPC”), acquired all of the stock of Producers Service, Incorporated (“PSI”), which included PSI’s wholly owned subsidiary J-W Gas Gathering, L.L.C. (“J-W Gas”), in exchange for 500,000 shares of the Company’s common stock. PSI and J-W Gas own, or control the operational rights to, approximately 274 miles of gas gathering pipelines.

     The acquisition of these two companies and the gas property assets greatly enhanced the Quest gas pipeline assets into a network of about 600 miles and extended the Quest core area for gas production into the western region of the Cherokee Basin. This acquisition also brought into the Quest workforce 13 highly experienced staff and field personnel that are making a valuable contribution to the Company’s productivity and future growth. These assets are collectively referred to as the “Perkins/Willhite Acquisition”.

     Kentucky Coalbed Methane Lease. On July 18, 2003, Quest entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky. The lease will result in an almost 50% increase in the total number of acres leased by Quest.

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

Results of Operations

     The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A (Amendment No.2) for the fiscal year ended May 31, 2003. Comparisons made between reporting periods herein are for the three-month period ended August 31, 2003 as compared to the same period in 2002. In making comparisons to the year-earlier quarter, it is important to note that the quarter ended August 31, 2002 was prior to the acquisition of STP on November 7, 2002 and prior to the June 1, 2003 Perkins/Willhite Acquisition. Therefore, caution should be exercised in making comparisons between this quarter and the prior year quarter.

     Total revenues of $3,173,000 for the fiscal quarter ended August 31, 2003 represents an increase of 434% when compared to total revenues of $594,000 for the fiscal quarter ended August 31, 2002. This increase was achieved by a combination of improved prices for natural gas and the addition of more producing wells, both from the STP acquisition in November 2002 and the Perkins/Willhite Acquisition in June 2003, and the Company’s aggressive new well development program.

     The increase in oil and gas sales from $483,000 for the fiscal quarter ended August 31, 2002 to $3,614,000 for the fiscal quarter ended August 31, 2003 and the increase in gas pipeline revenue from $108,000 to $555,000 resulted from the additional wells and pipelines acquired or completed during the past 12 months. The additional wells contributed to the production of 693,000 mcf of net gas for the fiscal quarter ended August 31, 2003, as compared to 162,000 net mcf produced in the prior fiscal quarter. The Company’s product prices on an equivalent basis (mcfe) increased from $3.00 mcfe average for the fiscal quarter ended August 31, 2002 to $5.08 mcfe average for the fiscal quarter ended August 31, 2003. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

     Other revenue for the three months ended August 31, 2002 was $3,000 as compared to other expense of $996,000 resulting from recording the loss on hedge settlements for the three month period ended August 31, 2003,

     The operating costs for the quarter ended August 31, 2003 totaled $853,000 as compared to the operating costs of $181,000 incurred for the quarter ended August 31, 2002. Lease operating costs per mcf for fiscal quarter ended August 31, 2003 were $1.23 per mcf as compared to $1.12 per mcf for fiscal quarter ended August 31, 2002, representing a 9.8% increase. Pipeline operating costs increased from $180,000 for fiscal quarter August 31, 2002 to $466,000 for fiscal quarter August 31, 2003. The substantial cost increases incurred in the oil and gas production costs and pipeline operating costs are due to the number of wells acquired, completed and operated during the year and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $721,000 from $93,000 is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the STP and Perkins/Willhite acquisitions.

     General and administrative expenses increased to $337,000 in the quarter ended August 31, 2003 from $18,000 in the same period in the prior year, due primarily to the STP and Perkins/Willhite acquisitions and the increased staffing to support the higher levels of development and operational activity.

     Interest expense increased to $353,000 for the August 31, 2003 quarter from $45,000 for the August 31, 2002 quarter, due to the increase in the Company’s outstanding borrowings related to equipment, development and leasehold expenditures.

     Change in derivative fair value was a non-cash net gain of $3,804,000 for the three months ended August 31, 2003, which was attributable to the change in fair value for cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the year. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company generated income before income taxes and cumulative effect of accounting change of $4,247,000 for the quarter ended August 31, 2003, compared to income before income taxes in the same period in the previous fiscal year of $77,000.

     The deferred income tax of $29,000 for the three months ended August 31, 2002, increased to $1,680,000 for the three months ended August 31, 2002, primarily attributable to the change in derivative fair value as described above.

     The Company recorded net income of $2,520,000 for the quarter ended August 31, 2003 as compared to net income of $48,000 for the quarter ended August 31, 2002.

     For comparative purposes, proforma operating results, net of hedge transactions, determined as if both the STP and Perkins/Willhite acquisitions were completed on June 1, 2002, indicate proforma total revenue for the prior year quarter ended August 31, 2002 would have been $2,001,000 and proforma net income before income taxes would have been $72,000. Proforma costs and expenses would have been $1,590,000, proforma general and administrative expenses would have been $212,000 and proforma interest expense would have been $127,000. The increase from these proforma amounts for the quarter ended August 31, 2002 to the actual results for the quarter ended August 31, 2003 reflect the Company’s aggressive development and production activities.

Capital Resources and Liquidity

     At August 31, 2003, the Company had current assets of $3,981,000, working capital (current assets minus current liabilities, excluding the short-term derivative of $1,055,000) of $467,000 and had generated $1,127,000 net cash from operations during the quarter. The Company has access to bank-funded working capital via the two $20.0 million credit facilities now in place with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The total amount the Company may borrow under the two credit facilities is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The combined borrowing limitation is currently $17.5 million which is also the outstanding balance at August 31, 2003 under the two facilities.

     As previously reported, the Company determined during the first quarter of its 2004 fiscal year that it was in default under certain of its covenants under each of these credit facilities. The defaults did not relate to the failure of the Company to make any payments due under the credit facilities or the ability to repay the bank debt. The debt has not been reclassified as current due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One, N.A. See Note 9 — Subsequent Events.

     The outstanding balance of Quest Energy Service’s line of credit at the Yates Center Branch Bank on August 31, 2003 was approximately $485,000.

     The Perkins/Willhite Acquisition was funded with $2.0 million in cash, generated by a combination of borrowings on the Company’s credit facilities and internal cash flow and 500,000 shares of common stock valued at $1.2 million. See — “Significant Developments During the Quarter Ended August 31, 2003” above.

     Additionally, the Company issued 43,828 shares of common stock as a result of the conversion of $110,000 of debentures. For more detail on these debenture conversions, refer to Part II, Item 2. Changes In Securities.

     During the fiscal quarter ended August 31, 2003, including the Perkins/Willhite Acquisition, a total of approximately $3.8 million was invested in new oil and gas wells and properties, new pipeline facilities, and other additional capital items. This investment was substantially funded by operational cash flow and by an increase of approximately $800,000 in long-term debt.

     Net cash provided from operating activities increased substantially from $179,000 for the quarter ended August 31, 2002 to $1,127,000 for the quarter ended August 31, 2003 due primarily to the expanded operations of the Company as discussed above. Additional components of the increase include the change in derivative fair value that was a non-cash net gain of $3,804,000 for the three months ended August 31, 2003, which was attributable to the change in fair value for cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the year. Additionally, the deferred income tax of $1,680,000 is primarily attributable to the non-cash net gain from the change in derivative fair value and is a financial reporting requirement, but not for tax purposes.

     The Company’s working capital (current assets minus current liabilities, excluding the short-term derivative of $1,055,000) was $467,000 at August 31, 2003, compared to $2,449,000 (excluding the short-term derivative of $3,835,000) at May 31, 2003. The substantial reduction was created by the use of accumulated cash to complete the Perkins/Willhite Acquisition. Accounts receivable, inventory, accounts payable, oil and gas payable and accrued expenses balances continue to increase as the Company continues to expand its operations.

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

     Hedging Activities. The Company seeks to reduce its exposure to unfavorable changes in oil and gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of August 31, 2003.

	Nine Months Ending May 31,	Years Ending May 31,
	2004	2005	2006	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	945,000	612,000	—	1,557,000
Weighted-avg fixed price per MMBtu (1)	$4.14	$4.20	—	$4.16
Fixed-price sales	$3,910	$2,569	—	$6,479
Fair value	$(710)	$(448)	—	$(1,158)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	1,003,000	1,307,000	612,000	2,922,000
Ceiling	1,003,000	1,307,000	612,000	2,922,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	$4.22
Ceiling	$5.54	$5.38	$5.30	$5.42
Fixed-price sales (2)	$5,556	$7,034	$3,244	$15,834
Fair value	$(75)	$97	$72	$94
Total Natural Gas Contracts:
Contract vols (MMBtu)	1,948,000	1,919,000	612,000	4,479,000
Weighted-avg fixed price per MMBtu (1)	$4.86	$5.00	$5.30	$4.98
Fixed-price sales (2)	$9,466	$9,603	$3,244	$22,313
Fair value	$(785)	$(351)	$72	$(1,064)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

     The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices. See Note 7 of the Notes to Consolidated Financial Instruments.

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

Item 3. Controls and Procedures.

The following information reflects the restatement of the Company’s financial statements as discussed in “Explanatory Note” at the beginning of this Form 10-QSB/A and Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-QSB/A.

     (a) Evaluation of disclosure controls and procedures.

     Following the evaluation references in the original Form 10-QSB, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures. Based on the re-evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that, except as noted below with respect to the identification and correction of certain accounting errors, the Company’s disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls.

     Following the end of the period covered by this report, the Company identified various accounting errors in its financial reports. The Company has restated its financial results for certain periods to reflect adjustments necessary to correct these accounting errors. The adjustments primarily relate to the failure to adopt and properly apply the accounting pronouncements described in Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-QSB/A.

     In response to its discovery of these accounting errors, the Company enhanced its internal control over financial reporting so that it has the appropriate resources to implement new accounting standards and apply existing accounting standards to new transactions. As described in the Company’s Form 10-KSB/A (Amendment No. 2), the steps taken by the Company include:

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

     5. Improving the documentation of the Company’s accounting policies and procedures at the time of adoption; and

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

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

     See Part I, Item 1, Note 6 to our consolidated financial statements entitled “Commitments and Contingencies”, which is incorporated herein by reference.

     The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations.

Item 2. Changes in Securities

     On June 7, 2003, a $25,000 debenture issued to the Margaret Warner Trust on June 7, 2002 was converted at a price of $2.48 into 10,080 shares of restricted common stock in accordance with the terms and conditions of the debenture, which allows conversion into the number of shares determined by dividing the unpaid principal balance of the debenture and the accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period.

     On July 5, 2003, another $25,000 debenture that was issued to the Vin Zant Brothers Trust on July 5, 2002 was converted at a price of $2.51 into 9,980 shares of restricted common stock in accordance with its terms and conditions.

     On July 17, 2003, another $25,000 debenture that was issued to the David V. Martin Revocable Trust on January 29, 2002 was converted at a price of $2.49 into 10,040 shares of restricted common stock in accordance with its terms and conditions.

     On August 12, 2003, another $10,000 debenture that was issued to the Donald J. Malone Revocable Trust on August 12, 2002 was converted at a price of $2.50 into 4,000 shares of restricted common stock in accordance with its terms and conditions.

     On August 27, 2003, another $25,000 debenture that was issued to the Margaret Warner Trust on August 27, 2002 was converted at a price of $2.57 into 9,728 shares of restricted common stock in accordance with its terms and conditions.

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

     All of the above transactions were exempt from registration pursuant to either Section 4(2) of the Securities Act or Regulation D. These securities were sold without a general solicitation, and, except for the shares issued in the Perkins/Willhite acquisition, to existing shareholders or debenture holders of the Company that were accredited investors. The securities were issued with a legend restricting resale.

Item 3. Default Upon Senior Securities

     On November 7, 2003, the Company established a $20 million credit facility with Wells Fargo Bank Texas, N.A. and a $20 million credit facility with Wells Fargo Energy Capital, Inc. During the first quarter of its 2004 fiscal year, the Company determined that it was in default under certain of its covenants under each of these credit facilities. The Company has made all payments due under the credit facilities. The debt has not been reclassified as current pending receipt of the waivers and due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One, N.A. See Note 10 — Subsequent Events.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Risk Factors.

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

     Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 20, 2003 pursuant to which Quest Resource Corporation reported that it was unable to file the audited financial statements and proforma financial information with respect to the assets acquired from James R. Perkins Energy, L.L.C., E. Wayne Willhite Energy, L.L.C., J-W Gas Gathering, L.L.C., and Perkins Oil Enterprises, Inc. due to a medical emergency with its independent public accountant

* Previously filed

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of September, 2004.

Quest Resource Corporation
By:	/s/ Jerry D. Cash
Jerry D. Cash
Co-Chief Executive Officer

By:	/s/ Douglas L. Lamb
Douglas L. Lamb
Co-Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer