Form 10QSB
period 2003-11-30
QUEST RESOURCE CORP
filed 2004-09-10
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2003.

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

(Address of Principal Executive Offices)  (Zip Code)

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

Transitioned Small Business Disclosure Format (check one): Yes      [   ]     No    [XX]

QUEST RESOURCE CORPORATION

FORM 10-QSB
FOR THE QUARTER ENDED NOVEMBER 30, 2003

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

     Our unaudited interim financial statements including a balance sheet as of the fiscal quarter ended November 30, 2003, a statement of operations, and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-14 and are incorporated herein by this reference.

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

Restatement of Financial Statements

     After an internal review of financial statements and supporting documentation, management of the Company determined that certain transactions were recorded incorrectly and that the Company failed to adopt or improperly adopted various accounting pronouncements, as described below in Note 3 of the Notes to Consolidated Financial Statements. The Company is restating the financial statements for the Company’s fiscal quarter ended November 30, 2002, in this quarterly report on Form 10-QSB for the fiscal quarter ended November 30, 2003. In addition, the financial statements for the Company’s fiscal quarter ended February 28, 2003 will be restated when the Company files its quarterly report on Form 10-QSB for the fiscal quarter ended February 29, 2004. The financial statements included herein should be read in conjunction with the restated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB (Amendment No. 2) for the fiscal year ended May 31, 2003. The Company also amended and restated its financial statements for the quarterly periods ended August 31, 2003 and August 31, 2002, as reported in the Company’s quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 30,	May 31,
	2003	2003
ASSETS
Current assets:		(Restated)
Cash	$1,465,000	$2,689,000
Accounts receivable, trade	2,775,000	1,919,000
Other receivables	408,000	8,000
Deposits on acquisition	216,000	613,000
Inventory	280,000	248,000
Short-term derivative asset	156,000	—

Total current assets	5,300,000	5,477,000
Property and equipment, net of accumulated depreciation of $712,000 and $548,000, respectively	2,294,000	1,322,000
Pipeline assets, net of accumulated depreciation of $1,398,000 and $1,223,000, respectively	12,581,000	10,496,000
Oil and gas properties:
Properties being amortized	23,356,000	18,761,000
Properties not being amortized	3,177,000	2,372,000

	26,533,000	21,133,000
Less: Accumulated depreciation, depletion and amortization	(3,387,000)	(2,067,000)

Net property, plant and equipment	23,146,000	19,066,000

Long-term derivative asset	45,000	—
Other assets, net	312,000	172,000

Total assets	$43,678,000	$36,533,000

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,130,000	$1,153,000
Oil and gas payable	1,687,000	1,064,000
Accrued expenses	240,000	240,000
Current portion of notes payable	543,000	571,000
Short-term derivative liability	661,000	3,835,000

Total current liabilities	4,261,000	6,863,000
Non-current liabilities:
Long-term derivative liability	—	1,032,000
Asset retirement obligation	349,000	—
Convertible debentures	50,000	230,000
Notes payable	19,540,000	16,356,000
Notes payable - related parties	11,000	66,000
Less current maturities	(543,000)	(571,000)

Non-current liabilities	19,407,000	17,113,000
Deferred income tax payable	3,611,000	1,415,000

Total liabilities	27,279,000	25,391,000

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized 10,000 shares issued and outstanding	—	—
Common Stock, $.001 par value, 950,000,000 shares authorized 14,021,306 and 13,280,587 shares issued and outstanding	14,000	13,000
Paid in capital	16,489,000	14,528,000
Retained earnings (deficit)	(104,000)	(3,399,000)

Total stockholders’ equity	16,399,000	11,142,000

Total liabilities and stockholders’ equity	$43,678,000	$36,533,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2003	2002	2003	2002
Revenue:		(Restated)		(Restated)
Oil and gas sales	$3,464,000	$1,048,000	$7,078,000	$1,531,000
Gas pipeline revenue	544,000	173,000	1,099,000	281,000
Other revenue and expense	(294,000)	85,000	(1,290,000)	88,000

Total revenues	3,714,000	1,306,000	6,887,000	1,900,000
Costs and expenses:
Oil and gas production	954,000	338,000	1,807,000	519,000
Pipeline operating	481,000	171,000	947,000	351,000
General and administrative	334,000	238,000	671,000	256,000
Depreciation, depletion and amortization	780,000	200,000	1,501,000	293,000

Total costs and expenses	2,549,000	947,000	4,926,000	1,419,000

Operating income	1,165,000	359,000	1,961,000	481,000

Other income (expense):
Change in derivative fair value	603,000	—	4,407,000	—
Interest expense	(477,000)	(111,000)	(830,000)	(156,000)

Total other income (expense)	126,000	(111,000)	3,577,000	(156,000)

Income before income taxes and cumulative effect of accounting change	1,291,000	248,000	5,538,000	325,000
Income tax benefit (expense)	(516,000)	(345,000)	(2,215,000)	(374,000)

Net income before cumulative effect of accounting change	775,000	(97,000)	3,323,000	(49,000)
Cumulative effect of accounting change, net of income taxes of $19,000	—	—	(28,000)	—

Net income	775,000	(97,000)	3,295,000	(49,000)
Preferred stock dividends	(2,000)	(2,000)	(5,000)	(5,000)

Net income available to common shareholders	$773,000	$(99,000)	$3,290,000	$(54,000)

Earnings per share – basic:
Income before cumulative effect of accounting change	$.06	$(.01)	$0.24	$(0.01)
Cumulative effect of accounting change	—	—	—	—

	$.06	$(.01)	$0.24	$(0.01)

Earnings per share – diluted:
Income before cumulative effect of accounting change	$.05	$(.01)	$0.21	$(0.01)
Cumulative effect of accounting change	—	—	—	—

	$.05	$(0.01)	$0.21	$(0.01)

Weighted average common and common equivalent shares outstanding:
Basic	14,008,352	8,486,065	13,904,974	7,605,340
Diluted	15,607,955	8,486,065	15,554,699	7,605,340

* The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net income	$3,295,000	$(49,000)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	1,489,000	293,000
Change in derivative fair value	(4,407,000)	—
Cumulative effect of accounting change	47,000	—
Deferred income taxes	2,196,000	1,047,000
Accretion of line of credit	185,000	17,000
Stock issued for director’s fees	—	62,000
Stock issued for services	62,000	73,000
Other	38,000	2,000
Change in assets and liabilities:
Accounts receivable	(430,000)	(555,000)
Other current assets	(400,000)	(151,000)
Inventory	(32,000)	(31,000)
Other assets	(166,000)	—
Accounts payable	(281,000)	1,225,000
Oil and gas payable	623,000	674,000
Accrued expenses	—	109,000

Net cash provided by operating activities	2,219,000	2,716,000
Cash flows from investing activities:
Sale of leasehold acreage	—	564,000
Purchase of equipment, development and leasehold costs	(6,719,000)	(4,433,000)

Net cash used in investing activities	(6,719,000)	(3,869,000)
Cash flows from financing activities:
Long-term debt	2,776,000	1,352,000
Convertible debentures	—	165,000
Common stock	500,000	67,000

Net cash provided by financing activities	3,276,000	1,584,000
Net increase (decrease) in cash	(1,224,000)	431,000
Cash, beginning of period	2,689,000	77,000

Cash, end of period	$1,465,000	$508,000

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003 (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2004. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003.

     Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Subsidiaries

     Quest Energy Service, Inc. (“QES”), Quest Oil & Gas Corporation (“QOG”), Ponderosa Gas Pipeline Company, Inc., (“PGPC”), and Producers Service, Incorporated (“PSI”), all being Kansas corporations, J-W Gas Gathering, L.L.C., a Kansas limited liability company (“J-W Gas”), and STP Cherokee, Inc., an Oklahoma corporation (“STP”), are wholly owned subsidiaries of Quest Resource Corporation, a Nevada corporation (the “Company”). Financial reporting by the subsidiaries is consolidated into one set of financial statements for the Company. QES provides service and construction activities required for the operation and development of the Company’s oil and gas properties and the gas pipelines. One of the Company’s primary assets is approximately one hundred and sixty miles of gas gathering pipelines throughout southeastern Kansas.

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

     Effective June 1, 2003 the Company acquired additional production properties, pipelines and equipment as described in Note 4. This acquisition, as well as the STP acquisition mentioned above, have been recorded using the purchase method of accounting for acquisitions. Operating activity of the two acquisitions has been included in the consolidated results of operations since the effective date of the respective transaction.

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

Earnings per Common Share

     Statement of Financial Accounting Standards (“SFAS”) 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 8 – Earnings Per Share for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

Common Stock

     During the three months ended November 30, 2003, the Company issued a total of 196,891 shares of its common stock in the following transactions:

1)	Issued 147,059 shares of common stock for $500,000 in cash.

2)	Issued 22,650 shares of common stock for services valued at $63,000.

3)	Converted $70,000 in convertible debentures for a total of 27,182 shares of its common stock per the agreement in the initial debentures.

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

     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Company, the changes in fair value of all of its derivatives during the period from June 1, 2003 to November 30, 2003 were required to be reported in results of operations, rather than in other comprehensive income.

     Although our fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price risk in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 7 – Financial Instruments and Hedging Activities.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

3. RESTATEMENT OF FINANCIAL STATEMENTS

     The Company is restating its financial statements for the fiscal quarter ended November 30, 2002. This restatement of the Company’s financial statements is being reported in this Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2003. The fiscal quarter ended November 30, 2002 was originally filed with the Securities and Exchange Commission on January 14, 2003. The Company also amended and restated its financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003. In addition, the financial statements for the Company’s fiscal quarter ended February 28, 2003, will be restated when the Company files its quarterly report on Form 10-QSB for the fiscal quarter ended February 29, 2004.

     This restatement of the financial statements corrects the reporting of certain transactions and further reflects the correct adoption and application of the following accounting pronouncements:

•	SFAS 128, Earnings per Share

•	Accounting Research Bulletin No. 51, Consolidated Financial Statements

•	SFAS 94, Consolidation of All Majority-Owned Subsidiaries

     The effect of the restatement of the financial statements on the net income for the fiscal quarter ended November 30, 2002 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the three months ended November 30, 2002:
Total revenues	$1,306,000	$1,916,000
Total expenses	1,058,000	1,640,000

Income before income taxes	248,000	276,000
Income tax benefit (expense)	(345,000)	(86,000)

Net income	$(97,000)	$190,000

Statement of Operations data for the six months ended November 30, 2002:
Total revenues	$1,900,000	$3,203,000
Total expenses	1,575,000	2,854,000

Income before income taxes	325,000	349,000
Income tax benefit (expense)	(374,000)	(155,000)

Net income	$(49,000)	$194,000

     The effect of the restatement of the financial statements on the net income per share for the fiscal quarter ended November 30, 2002 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the three months ended November 30, 2002:
Net income per common share - basic	($.01)	$.23
Net income per common share - diluted	($.01)	$—
Statement of Operations data for the six months ended November 30, 2002:
Net income per common share - basic	($.01)	$.25
Net income per common share - diluted	($.01)	$—

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

     The effect of the restatement of the financial statements on the Balance Sheet for the fiscal quarter ended November 30, 2002 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Balance Sheet data as of November 30, 2002:
Total assets	$30,843,000	$28,462,000
Total liabilities	$16,709,000	$17,141,000
Total stockholders’ equity	$14,134,000	$11,321,000

4. ACQUISITIONS

     Effective June 1, 2003, PGPC and Quest consummated a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which the Company and PGPC acquired from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of PSI in exchange for 500,000 shares of the common stock of the Company which was valued at $1.2 million. PSI owns all of the issued and outstanding membership interests of J-W Gas and a 5-year contract right to operate a lease on a 78-mile gas pipeline. J-W Gas owns approximately 200 miles of gas gathering lines in southeast Kansas.

     Also effective June 1, 2003, QOG closed on a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas pursuant to the terms of which QOG acquired 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2.0 million. The cash portion of the purchase price was funded with borrowings under the Company’s credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc.

     In accordance with the terms of the asset purchase agreement, the purchase price, current assets and certain assumed liabilities were allocated as follows:

Current assets	$604,000
Property and equipment	1,177,000
Oil and gas properties	2,040,000
Current liabilities	(669,000)
Long-term debt	(112,000)

Total	$3,040,000

     The following proforma summary data for the three and six month periods ending November 30, 2003 and 2002 presents the consolidated results of operations as if the acquisition of STP made on November 7, 2002 had occurred on June 1, 2002, and the acquisitions of properties, pipelines and equipment described in this note had occurred on June 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of June 1, 2002 or of results that may occur in the future.

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Proforma revenue	$3,714,000	$2 ,719,000	$6,887,000	$4,720,000
Proforma income	$775,000	$378,000	$3,295,000	$450,000
Proforma income per share	$0.06	$0.03	$0.24	$0.03

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

5. LONG-TERM DEBT

November 30, 2003
Long-term debt consists of the following:
Senior credit facility	$19,500,000
Notes payable to banks, finance companies and related parties, secured by equipment and vehicles, due in installments through February 2008 with interest rates ranging from 5.5% to 11.5% per annum	1,070,000
Convertible debentures – unsecured; interest accrues at 8% per annum	50,000

Total long-term debt	20,620,000
Less - current maturities	543,000

Total long term debt, net of current maturities	20,077,000
Less – Wells Fargo warrant	1,019,000

Total long term debt, net of current maturities and Wells Fargo warrant	$19,058,000

     On November 7, 2002, the Company, as borrower, and PGPC, QOG and STP, as guarantors, entered into a three year $20 million credit agreement with Wells Fargo Bank Texas, N.A. and a three year and one month $20 million credit agreement with Wells Fargo Energy Capital, Inc. The maximum amount that the Company may borrow under the two credit agreements is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The amount of the initial combined borrowing limitation was $15 million. At the execution of the credit agreements, the Company obtained an initial advance of $12.5 million. The balance of the two Wells Fargo loans as of November 30, 2003 was $19.5 million and interest only payments have been made on a quarterly basis. As of November 30, 2003, the weighted average interest rate for the facilities was 6 % per annum. As of November 30, 2003, the borrowing limitation was $19.5 million. Although we have made all payments due under the credit facilities, we are currently not in compliance with all of our covenants under the Wells Fargo credit facilities. The debt has not been reclassified as current due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One, N.A. See Note 10 – Subsequent Events.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

     QES has two promissory notes with authorized credit limits of $440,000 and $100,000 each. The $440,000 note matures on February 19, 2008, bears interest at the annual rate of 7%, requires a monthly payment based upon a 60 month amortization, is secured by equipment and rolling stock, and had a principal balance outstanding on November 30, 2003 of $418,000. The $100,000 note matures on November 4, 2004 bears interest at the annual rate of 7%, is secured by the QES inventory of parts and materials, and had a principal balance outstanding on November 30, 2003 of $67,000.

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

     STP has been named as Defendant in a lawsuit (Case #CJ-2003-137) filed by Plaintiff Davis Operating Company on October 14, 2003 in the District Court of Craig County, Oklahoma. Plaintiff is alleging improper operation of a gas gathering system. The plaintiff is seeking unspecified actual and punitive damages as a result of the alleged improper operations by STP. Discovery is ongoing and the case is scheduled for trial later this fall. Based on the information available to date and a preliminary investigation, the Company believes that the claims are without merit and intends to defend against them vigorously.

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

7. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Oil and Gas Hedging Activities

     The Company seeks to reduce its exposure to unfavorable changes in oil and gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the six months ended November 30, 2003, fixed-price contracts hedged 88.0% of the Company’s natural gas production. As of November 30, 2003, fixed-price contracts are in place to hedge 3.8 Bcf of estimated future natural gas production. Of this total volume, 1.3 Bcf are hedged for fiscal 2004 and 2.5 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended May 31, 2003 for a more detailed discussion of the fixed-price contracts.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of November 30, 2003.

	Six Months
	Ending	Years Ending May 31,
	May 31,
	2004	2005	2006	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	458,000	612,000	—	1,070,000
Weighted-avg fixed price per MMBtu (1)	$4.20	$4.20	—	$4.20
Fixed-price sales	$1,925	$2,568	—	$4,493
Fair value	$(284)	$(377)	—	$(661)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	853,000	1,307,000	612,000	2,772,000
Ceiling	853,000	1,307,000	612,000	2,772,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	$4.22
Ceiling	$5.54	$5.38	$5.30	$5.42
Fixed-price sales (2)	$4,725	$7,034	$3,244	$15,003
Fair value	$89	$91	$21	$201
Total Natural Gas Contracts:
Contract vols (MMBtu)	1,311,000	1,919,000	612,000	3,842,000
Weighted-avg fixed price per MMBtu (1)	$5.07	$5.00	$5.30	$5.07
Fixed-price sales (2)	$6,650	$9,602	$3,244	$19,496
Fair value	$(195)	$(286)	$21	$(460)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

     The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See – Fair Value of Financial Instruments.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

     For the three months ended November 30, 2003, other revenue and expense included $192,000 of losses associated with realized losses under fixed-price contracts. For the six months ended November 30, 2003, other revenue and expense included $1,010,000 of net losses associated with realized gains and losses under fixed-price contracts.

     Change in derivative fair value for the three and six months ended November 30, 2003 included $603,000 and $4.4 million, respectively, of net gains associated with the change in fair value of derivatives not qualifying for hedge accounting. This amount does not represent cash gains or losses. Rather, it is a temporary valuation swing in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

     The change in carrying value of fixed-price contracts in the balance sheet since May 31, 2003 resulted from a decrease in market prices for natural gas. Derivative assets and liabilities reflected as current in the November 30, 2003 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for gas as of the balance sheet date.

Fair Value of Financial Instruments

     The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of November 30, 2003 and the methods and assumptions used to estimate their fair value:

	November 30, 2003
	Carrying Amount	Fair Value
Derivative assets:
Fixed-price natural gas collars	$201,000	$201,000
Derivative liabilities:
Fixed-price natural gas swaps	$(661,000)	$(661,000)
Bank debt	$(19,500,000)	$(19,500,000)
Other financing agreements	$(1,120,000)	$(1,120,000)

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

     The fair value of fixed-price contracts as of November 30, 2003 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates based upon the current market for interest rates. The fair value of derivative instruments that contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. See – Oil and Gas Hedging Activities.

8. EARNINGS PER SHARE

     SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

•	For the three months ended November 30, 2003 and the three months and six months ended November 30, 2002, dilutive shares do not include the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 40,000 common shares) because the effects were antidilutive.

•	For the three months ended November 30, 2003, dilutive shares do not include the assumed conversion of convertible debt (convertible into 5,000 common shares) because the effects were antidilutive.

•	For the three months and six months ended November 30, 2002, dilutive shares do not include the assumed conversion of convertible debt (convertible into 67,000 and 120,000 shares) because the effects were antidilutive.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

•	For the three months and six months ended November 30, 2002, dilutive shares do not include outstanding warrants to purchase 101,000 shares of common stock at an exercise price of $.001 because the effects were antidilutive.

•	For the three months and six months ended November 30, 2002, dilutive shares do not include outstanding options to purchase 168,000 and 141,000 shares, respectively, of common stock at an exercise price of $1.00 because the effects were antidilutive.

     The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended November 30, 2003:
Income before cumulative effect of accounting change, net of tax	$775,000
Preferred stock dividends	(2,000)

Basic EPS income available to common shareholders before cumulative effect of accounting change, net of tax	$773,000	14,008,352	$0.06

Effect of dilutive securities:
Warrant issued to Wells Fargo	—	1,599,603

Diluted EPS income available to common shareholders	$773,000	15,607,955	$0.05

For the three months ended November 30, 2002:
Net income	$(97,000)
Preferred stock dividends	(2,000)

Basic EPS income available to common shareholders	$(99,000)	8,486,065	$(0.01)

Effect of dilutive securities:
None	—	—

Diluted EPS income available to common shareholders	$(99,000)	8,486,065	$(0.01)

For the six months ended November 30, 2003:
Income before cumulative effect of accounting change, net of tax	$3,323,000
Preferred stock dividends	(5,000)

Basic EPS income available to common shareholders before cumulative effect of accounting change, net of tax	$3,318,000	13,904,974	$0.24

Effect of dilutive securities:
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Preferred stock dividends	5,000
Common shares assumed issued for 10% convertible preferred stock	—	40,000
Assumed conversion as of the beginning of the period of convertible debt outstanding during the period:
Interest expense	1,000
Common shares assumed issued for 8% convertible debt	—	10,158
Warrant issued to Wells Fargo	—	1,599,567

Diluted EPS income available to common shareholders	$3,324,000	15,554,699	$0.21

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended November 30, 2002:
Net income	$(49,000)
Preferred stock dividends	(5,000)

Basic EPS income available to common shareholders	$(54,000)	7,605,340	$(0.01)

Effect of dilutive securities:
None	—	—

Diluted EPS income available to common shareholders	$(54,000)	7,605,340	$(0.01)

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

     The following table provides a roll forward of the asset retirement obligations for the three months and six months ended November 30, 2003.

	Three Months Ended	Six Months Ended
	November 30, 2003	November 30, 2003
Asset retirement obligation beginning balance	$337,000	$254,000
Liabilities incurred	7,000	86,000
Liabilities settled	(1,000)	(3,000)
Accretion expense	6,000	12,000
Revisions in estimated cash flows	—	—

Asset retirement obligation ending balance	$349,000	$349,000

     Following is a summary of the asset retirement obligation assuming the provisions of SFAS 143 had been adopted as of May 31, 2002.

Asset retirement obligation as of:
May 31, 2002	$125,000
August 31, 2002	$116,000
November 30, 2002	$108,000

10. SUBSEQUENT EVENTS

     Restructuring. In order to facilitate the financing of the Devon acquisition discussed below, operations were restructured to consolidate all of the Company’s Cherokee Basin assets (including the acquired Devon assets) into a single entity that did not have any assets outside the Cherokee Basin and that did not have any employees. The Company formed Quest Cherokee, LLC (“QCLLC”) in order to carryout the restructuring and the acquisition from Devon. On December 22, 2003, QCLLC was formed as a Delaware limited liability company by QES; STP; PGPC; QOG; PSI; and J-W Gas (collectively hereafter referred to as the “Quest Group”), all of which are owned by the Company. The Quest Group then contributed to QCLLC their oil and gas leases located in the Cherokee Basin and the related wells, gas gathering pipelines, equipment and related assets in exchange for an ownership interest in QCLLC. Immediately after giving effect to such contributions, QCLLC was wholly-owned by the Company indirectly through the subsidiaries. The gas gathering pipeline assets, including those acquired from Devon were assigned to Bluestem Pipeline, LLC (“Bluestem”), a newly formed, wholly-owned subsidiary of QCLLC.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

     Devon Asset Acquisition. On December 10, 2003, the Company entered into an asset purchase agreement with Devon Energy Production Company, L.P. and Tall Grass Gas Services, LLC to acquire certain oil and gas properties located in southeastern Kansas and northeastern Oklahoma for a total consideration of $126 million subject to certain price adjustments. This sale was finalized on December 22, 2003. At closing, the Company transferred all of its rights and obligations under this asset purchase agreement to QCLLC, a subsidiary of the Company. At the time of acquisition, the acquired assets had approximately 95.9 Bcfe of estimated proved reserves, 91.7 Bcfe of estimated probable reserves and 72.2 Bcfe of estimated possible reserves. The assets included approximately 372,000 gross (366,000 net) acres of oil and gas leases, 418 gross (325 net wells) and 207 miles of gas gathering pipelines. At the time of acquisition, the Devon assets were producing an average of approximately 19,600 mcf per day.

     Bank One Credit Facilities. In order to complete the Devon acquisition, QCLLC established a senior credit facility, comprised of a revolving credit of $200 million with a current borrowing limit of $68.7 million and a $35 million term loan. Borrowings under the facility are secured by QCLLC’s oil and gas properties and all of the issued and outstanding membership interests in QCLLC owned by Cherokee Energy Partners and each member of the Quest Group and bear interest rates at either the base rate of Bank One, or London Interbank Offered Rate (LIBOR), at our option. The Term Loan matures December 22, 2008 and accrues interest at variable adjustable interest rates with an effective rate of 7.09% per annum as of February 29, 2004. The revolving credit matures December 22, 2006 and accrues interest at variable adjustable interest rates with an effective rate of 4.6% per annum as of February 29, 2004. Interest is payable monthly. The borrowing base is redetermined periodically. The senior credit facility contains various covenants and restrictive provisions, which limit the incurrence of additional indebtedness, selling properties, paying dividends and creating liens. Certain financial covenants are based on a rolling period quarterly or annualized for such rolling period and are comprised of a current ratio; senior debt to EBITDA ratio; total debt to EBITDA; EBITDA to net interest expense ratio and a proved reserve present value to funded debt ratio.

     ArcLight Transaction. On December 22, 2003, QCLLC entered into a $51 million note purchase agreement with Cherokee Energy Partners. Proceeds of this loan were used in partial payment of the Devon property acquisition. This note bears interest at 15% per annum and is subordinate and junior in right of payment, to the prior payment in full of superior debts. Interest is payable quarterly in arrears, which may be paid in kind if the Company is not permitted to pay cash interest under the terms of the Bank One facilities. QCLLC paid a commitment fee of $1,020,000 to obtain this loan. This loan fee has been capitalized and is being amortized to expense over the life of the loan. This loan is due along with all accrued and unpaid interest on December 22, 2008. QCLLC has the right to extend the maturity date by an additional two years. In connection with the purchase of the subordinate note by Cherokee Energy Partners, QCLLC issued 10,000 Class A units to Cherokee Energy Partners for $100 and all of the membership interests in QCLLC owned by the Quest Group were converted to Class B units.

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

Restatement of Financial Statements

     The Company is restating its financial statements for the fiscal quarter ended November 30, 2002. This restatement of the Company’s financial statements is being reported in this quarterly report on Form 10-QSB for the fiscal quarter ended November 30, 2003. The Company also amended and restated its financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003, and its financial statements and the notes thereto for the quarterly periods ended August 31, 2003 and August 31, 2002, as reported in the Company’s quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003. In addition, the financial statements for the Company’s fiscal quarter ended February 28, 2003 will be restated when the Company files its quarterly report on Form 10-QSB for the fiscal quarter ended February 29, 2004. See Note 3 “Restatement of Financial Statements” to the accompanying financial statements included in this report for additional information regarding the restatement.

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

Significant Developments During The Six Months Ended November 30, 2003

     The Company has continued its development of new wells and the construction of supporting pipeline infrastructure. During the six months ended November 30, 2003, we drilled 34 new wells which are being completed for gas production and one new well for the disposal of water. We also connected 58 new wells into the gas pipeline network during the same six-month period. This required the construction of several miles of pipelines to gather gas and water from the new wells before they could become operational.

     Two significant developments were also accomplished during the six months ended November 30, 2003 as described below:

     Acquisition of Gas Producing Assets and Pipeline in the Cherokee Basin. Effective June 1, 2003, the Company closed the acquisition of gas producing properties, gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeastern Kansas portion of the geological region known as the Cherokee Basin. Approximately 15,000 acres of gas properties containing an estimated 3.8 Bcf of net proved gas reserves were acquired by the Company through its Quest Oil & Gas Corporation subsidiary (“QOG”) for approximately $2.0 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These gas properties consist of approximately 53 oil and gas leases in Chautauqua, Montgomery and Elk Counties of southeastern Kansas.

     In a related transaction, another Company subsidiary, Ponderosa Gas Pipeline Company, Inc. (“PGPC”), acquired all of the stock of Producers Service, Incorporated (“PSI”), which included PSI’s wholly owned subsidiary J-W Gas Gathering, L.L.C. (“J-W Gas”), in exchange for 500,000 shares of the Company’s common stock. PSI and J-W Gas own, or control the operational rights to, approximately 274 miles of gas gathering pipelines.

     The acquisition of these two companies and the gas property assets greatly enhanced the Company’s gas pipeline assets into a network of about 600 miles and extended the Company’s core area for gas production into the western region of the Cherokee Basin. This acquisition also brought into the Company’s workforce 13 highly experienced staff and field personnel that are making a valuable contribution to the Company’s productivity and future growth. These assets are collectively referred to as the “Perkins/Willhite Acquisition”.

     Kentucky Coalbed Methane Lease. On July 18, 2003, the Company entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky. The lease will result in an almost 50% increase in the total number of acres leased by the Company.

     The property is located in Union, Crittenden and Webster Counties in western Kentucky and represents a significant expansion in the geographic area in which the Company operates. Prior to the execution of this lease, Company operations had been limited to a ten county region in the Cherokee Basin in southeastern Kansas and northeastern Oklahoma. Although the distance from the Company’s current operations will represent a logistical challenge, management believes that its technical team’s experience and dedication will provide the Company with the necessary resources to successfully expand its operations into this new region.

     The lease has an initial term of one year. During the initial year of the lease, the Company will conduct a technical study to determine the feasibility of the development of the leased property. At the end of the first year, the Company may extend the lease for an additional four years upon payment of an agreed upon amount. The Company is in the early stages of its technical study of the leased acreage and has not been able to determine whether it will extend the lease at the end of the first year of the lease and begin developing the property. If the Company elects to extend the lease, it will generally be entitled to continue leasing the property for so long as it is continuously developing the leased premises at the rate of not less than 25 wells per year until the property is fully developed on 160 acre spacing (approximately 400 wells). If the Company ceases to continuously develop the property, it will be entitled to continue leasing the portion of the property that has been developed for so long as it is producing coalbed methane from the developed property in paying quantities.

Results of Operations

     The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report and also should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003. Comparisons made between reporting periods herein are for the three and six month periods ended November 30, 2003 as compared to the same periods in 2002. In making comparisons to the year-earlier periods, it is important to note that the quarter ended November 30, 2002 only included the acquisition of STP as of November 7, 2002 and the six months ended November 30, 2003 included the June 1, 2003 Perkins/Willhite Acquisition. Therefore, caution should be exercised in making comparisons between the three and six month periods ended November 30, 2003 and 2002.

Three Months Ended November 30, 2003 Compared to November 30, 2002

     Total revenues of $3,714,000 for the fiscal quarter ended November 30, 2003 represents an increase of 184% when compared to total revenues of $1,306,000 for the fiscal quarter ended November 30, 2002. This increase was achieved by a combination of improved prices for natural gas and the addition of more producing wells, both from the STP acquisition in November 2002 and the Perkins/Willhite Acquisition in June 2003, and the Company’s aggressive new well development program.

     The increase in oil and gas sales from $1,048,000 for the fiscal quarter ended November 30, 2002 to $3,464,000 for the fiscal quarter ended November 30, 2003 and the increase in gas pipeline revenue from $173,000 to $544,000 resulted from the additional wells and pipelines acquired or completed during the past 12 months. The additional wells contributed to the production of 761,000 mcf of net gas for the fiscal quarter ended November 30, 2003, as compared to 261,000 net mcf produced in the fiscal quarter ended November 30, 2002. The Company’s product prices on an equivalent basis (mcfe) increased from $4.01 mcfe average for the fiscal quarter ended November 30, 2002 to $4.45 mcfe average for the fiscal quarter ended November 30, 2003. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

     Other revenue for the three months ended November 30, 2002 was $85,000 as compared to other expense of $294,000 resulting from recording the loss on hedge settlements for the three month period ended November 30, 2003,

     The operating costs for the quarter ended November 30, 2003 totaled $954,000, which is a 182% increase over the operating costs of $338,000 incurred for the quarter ended November 30, 2002. Lease operating costs per mcf for fiscal quarter ended November 30, 2003 were $1.25 per mcf as compared to $1.30 per mcf for fiscal quarter ended November 30, 2002, representing a 4 % decrease. Pipeline operating costs increased from $171,000 for fiscal quarter November 30, 2002 to $481,000 for fiscal quarter November 30, 2003. The substantial cost increases incurred in the oil & gas production costs categories are due to the number of wells acquired, completed and operated during the past twelve months and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $780,000 from $200,000, or 290%, is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the STP and Perkins/Willhite acquisitions.

     General and administrative expenses increased to $334,000 in the quarter ended November 30, 2003 from $238,000 in the same period in the prior year due, primarily to the STP and Perkins/Willhite acquisitions and the increased staffing to support the higher levels of development and operational activity

     Interest expense increased to $477,000 for the November 30, 2003 quarter from $111,000 for the November 30, 2002 quarter, due to the increase in the Company’s outstanding borrowings related to equipment, development and leasehold expenditures.

     Change in derivative fair value was a non-cash net gain of $603,000 for the three months ended November 30, 2003, which was attributable to the change in fair value of for cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the year. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company generated income before income taxes and cumulative effect of accounting change of $1,291,000 for the quarter ended November 30, 2003, a 421% increase when compared to income before income taxes in the same period in the previous fiscal year of $248,000.

     The Company recorded net income of $775,000 for the quarter ended November 30, 2003 as compared to a net loss of $97,000 for the quarter ended November 30, 2002 inclusive of a tax expense of approximately $345,000 incurred in part due to the loss of net operating loss carry forwards resulting from the STP acquisition.

     For comparative purposes, proforma operating results, net of hedging transactions, determined as if both the STP and Perkins/Willhite acquisitions were completed on June 1, 2002, indicate proforma total revenue for the prior year quarter ended November 30, 2002 would have been $2,719,000 and proforma net income before income taxes would have been $378,000. Proforma costs and expenses would have been $2,168,000, proforma general and administrative expenses would have been $288,000 and proforma interest expense would have been $173,000. The increase from these proforma amounts for the quarter ended November 30, 2002 to the actual results for the quarter ended November 30, 2003 reflect the Company’s aggressive development and production activities.

Six Months Ended November 30, 2003 Compared to November 30, 2002

     Total revenues of $6,887,000 for the six months ended November 30, 2003 represents an increase of 262% when compared to total revenues of $1,900,000 for the six months ended November 30, 2002. This increase was achieved by a combination of improved prices for natural gas and the addition of more producing wells, both from the STP acquisition in November 2002 and the Perkins/Willhite Acquisition in June 2003, and the Company’s aggressive new well development program.

     The increase in oil and gas sales from $1,531,000 for the six months ended November 30, 2002 to $7,078,000 for the six months ended November 30, 2003 and the increase in gas pipeline revenue from $281,000 to $1,099,000 resulted from the additional wells and pipelines acquired or completed during the past 12 months. The additional wells contributed to the production of 1,453,000 mcf of net gas for the six months ended November 30, 2003, as compared to 423,000 net mcf produced in the prior six months period. The Company’s product prices on an equivalent basis (mcfe) increased from $3.51 mcfe average for the fiscal quarter ended November 30, 2002 to $4.83 mcfe average for the fiscal quarter ended November 30, 2003. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

     Other revenue for the six months ended November 30, 2002 was $88,000 as compared to other expense of $1,290,000 resulting from recording the loss on hedge settlements for the six month period ended November 30, 2003.

     The operating costs for the six months ended November 30, 2003 totaled $1,807,000, which is a 248% increase over the operating costs of $519,000 incurred for the six months ended November 30, 2002. Lease operating costs per mcf for the six months ended November 30, 2003 were $1.24 per mcf as compared to $1.23 per mcf for the six months ended November 30, 2002, reflecting a stable operating cost. Pipeline operating costs increased from $351,000 for the six months ended November 30, 2002 to $947,000 for the six months ended November 30, 2003. The substantial cost increases incurred in the oil & gas production costs categories are due to the number of wells acquired, completed and operated during the past twelve months and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $1,501,000 from $293,000, or 412%, is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the STP and Perkins/Willhite acquisitions

     General and administrative expenses increased to $671,000 for the six months ended November 30, 2003 from $256,000 in the same period in the prior year due primarily to the STP and Perkins/Willhite acquisitions and the increased staffing to support the higher levels of development and operational activity.

     Interest expense increased to $830,000 for the six months ended November 30, 2003 from $156,000 for the six months ended November 30, 2002, due to the increase in the Company’s outstanding borrowings related to equipment, development and leasehold expenditures.

     Change in derivative fair value was a non-cash net gain of $4,407,000 for the six months ended November 30, 2003, which was attributable to the change in fair value of for cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the year. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company generated income before income taxes and cumulative effect of accounting change of $5,538,000 for the six months ended November 30, 2003 when compared to income before income taxes in the same period in the previous fiscal year of $325,000.

     The Company recorded net income of $3,295,000 for the six months ended November 30, 2003 as compared to a net loss of $49,000 for the six months ended November 30, 2002 inclusive of a tax expense of approximately $374,000 incurred in part due to the loss of net operating loss carry forwards resulting from the STP acquisition.

     For comparative purposes, proforma operating results net of hedging transactions determined as if both the STP and Perkins/Willhite acquisitions were completed on June 1, 2002, indicate proforma total revenue for the prior six months ended November 30, 2002 would have been $4,720,000 and proforma net income before income taxes would have been $450,000. Proforma costs and expenses would have been $3,470,000, proforma general and administrative expenses would have been $500,000 and proforma interest expense would have been $300,000. The increase from these proforma amounts for the six months ended November 30, 2002 to the actual results for the six months ended November 30, 2003 reflect the Company’s aggressive development and production activities.

Capital Resources and Liquidity

     At November 30, 2003, the Company had current assets (excluding the short-term derivative asset of $0.2 million) of $5.1 million, working capital (current assets minus current liabilities, excluding the short-term derivative liability of $0.7 million) of $1.5 million and had generated $2.2 million net cash from operations during the six months ended November 30, 2003. The Company has access to bank-funded working capital via the two $20.0 million credit facilities now in place with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. The total amount the Company may borrow under the two credit facilities is limited during six-month borrowing periods to an amount based on the value of the collateral securing the loans. The combined borrowing limitation is currently $19.5 million which is also the outstanding balance at November 30, 2003 under the two facilities.

     As previously reported, the Company determined during the first quarter of its 2004 fiscal year that it was in default under certain of its covenants under each of these credit facilities. The defaults did not relate to the failure of the Company to make any payments due under the credit facilities or the ability to repay the bank debt. The debt has not been reclassified as current due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One. See Note 10 – Subsequent Events in the accompanying financial statements.

     The outstanding balance of Quest Energy Service’s line of credit at the Yates Center Branch Bank on November 30, 2003 was approximately $485,000.

     Also during the six month period ended November 30, 2003, the Company issued 147,059 shares of common stock for $500,000 in order to satisfy working capital needs and issued 22,650 shares of common stock for $62,000 as payment for services rendered. For more information, see Part II, Item 2. - Changes in Securities.

     During the six months ended November 30, 2003, including the Perkins/Willhite Acquisition, a total of approximately $6.7 million was invested in new oil and gas wells and properties, new pipeline facilities, and other additional capital items. This investment was substantially funded from operational cash flow of $2.2 million, an increase of approximately $2.8 million in long-term debt and by the issuance of $500,000 of common stock. Additionally, 500,000 shares of common stock of the Company was issued as partial consideration in the Perkins/Willhite Acquisition.

     Net cash provided from operating activities decreased slightly from $2.7 million for the six months ended November 30, 2002 to $2.2 million for the six months ended November 30, 2003 due primarily to the expanded operations of the Company as discussed above. The change in derivative fair value was a non-cash net gain of $4,407,000 for the six months ended November 30, 2003, which was attributable to the change in fair value for the hedges which did not meet the effectiveness guidelines of SFAS 133 for the year. Additionally, the deferred income tax of $2,196,000 is primarily attributable to the non-cash net gain from the change in derivative fair value and is a financial reporting requirement.

     The Company’s working capital (current assets minus current liabilities, excluding the net short-term derivative asset and liability of $0.5 million) was $1.5 million at November 30, 2003, compared to $2.4 million, excluding the short-term derivative of $3.8 million, at May 31, 2003. The substantial reduction was created by the use of accumulated cash to complete the Perkins/Willhite Acquisition. Accounts receivable, inventory, accounts payable, revenue payable and accrued expenses balances continue to increase as the Company continues to expand its operations.

     The Company intends to continue acquiring property and developing additional wells using the resources generated by its operations and its financing facilities, and to seek additional sources of funding to allow acceleration of development activity to the desired rate of 100 plus wells per year, which will require a capital investment of approximately $2.5 million to drill and develop approximately 45 new wells in the remaining two quarters of the 2004 fiscal year. Management anticipates funding a significant portion of the higher rate of new well development with additional equity and bank financing. Although management believes that such financing is available for the Company, no assurances are given that the Company will be successful in acquiring the financing necessary to achieve the desired level of development or that such financing will be on favorable terms.

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

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of November 30, 2003.

	Six Months Ending May 31,	Years Ending May 31,
	2004	2005	2006	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	458,000	612,000	—	1,070,000
Weighted-avg fixed price per MMBtu (1)	$4.20	$4.20	—	$4.20
Fixed-price sales	$1,925	$2,568	—	$4,493
Fair value	$(284)	$(377)	—	$(661)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	853,000	1,307,000	612,000	2,772,000
Ceiling	853,000	1,307,000	612,000	2,772,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	$4.22
Ceiling	$5.54	$5.38	$5.30	$5.42
Fixed-price sales (2)	$4,725	$7,034	$3,244	$15,003
Fair value	$89	$91	$21	$201
Total Natural Gas Contracts:
Contract vols (MMBtu)	1,311,000	1,919,000	612,000	3,842,000
Weighted-avg fixed price per MMBtu (1)	$5.07	$5.00	$5.30	$5.07
Fixed-price sales (2)	$6,650	$9,602	$3,244	$19,496
Fair value	$(195)	$(286)	$21	$(460)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

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

Off-Balance Sheet Arrangements

     At May 31, 2003 and November 30, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

Item 3. Controls and Procedures.

     The following information reflects the restatement of the Company’s financial statements as discussed in Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-QSB.

(a)	Evaluation of disclosure controls and procedures.

     The Company’s management, including the co-Chief Executive Officers and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the co-Chief Executive Officers and the Chief Financial Officer concluded that, except as noted below with respect to the identification and correction of certain accounting errors, the Company’s disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

     Following the end of the period covered by this report, the Company identified various accounting errors in its financial reports. The Company has restated its financial results for certain periods to reflect adjustments necessary to correct these accounting errors. The adjustments primarily relate to the failure to adopt and properly apply the accounting pronouncements described in Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-QSB.

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

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

     See Part I, Item 1, Note 6 of the Notes to Consolidated Financial Statements entitled “Commitments and Contingencies,” which is incorporated herein by reference.

     The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations.

Item 2. Changes in Securities

     During the three months ended November 30, 2003, the Company issued 27,182 shares of restricted common stock to the Van Zant Brothers Trust and the Stephen P. Moore Trust upon the conversion of $70,000 in convertible debentures. The shares of restricted common stock were issued in accordance with the terms and conditions of the debentures, which allows conversion into the number of shares determined by dividing the unpaid principal balance of the debenture and the accrued and unpaid interest thereon by 75% of the average trading price of the common stock for the previous thirty-day period.

     Also during the three month period ended November 30, 2003, the Company issued 147,059 shares of common stock to Mr. Gordon for $500,000 in order to satisfy working capital needs and issued 22,650 shares of common stock to Mr. Ebers, Mr. B.R. Costello, Mr. J. Costello and Mr. J. Costello for $62,000 as payment for services rendered.

     All of the above transactions were exempt from registration pursuant to either Section 4(2) of the Securities Act or Regulation D. These securities were sold without a general solicitation, except for the shares issued to existing shareholders or debenture holders of the Company that were accredited investors. The securities were issued with a legend restricting resale.

Item 3. Default Upon Senior Securities

     On November 7, 2003, the Company established a $20 million credit facility with Wells Fargo Bank Texas, N.A. and a $20 million credit facility with Wells Fargo Energy Capital, Inc. During the first quarter of its 2004 fiscal year, the Company determined that it was in default under certain of its covenants under each of these credit facilities. The Company has made all payments due under the credit facilities. The debt has not been reclassified as current due to the fact that the Company has subsequently retired all borrowings under the Wells Fargo facilities with long term debt through placement of a new credit facility with Bank One, N.A. See Note 10 – Subsequent Events.

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

Reports on Form 8-K.

     Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 10, 2003 pursuant to which Quest Resource Corporation filed the audited financial statements and proforma financial information with respect to the assets acquired from James R. Perkins Energy, L.L.C., E. Wayne Willhite Energy, L.L.C., J-W Gas Gathering, L.L.C., and Perkins Oil Enterprises, Inc.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of September, 2004.

QUEST RESOURCE CORPORATION
By:	/s/ Jerry D. Cash
Jerry D. Cash
Co-Chief Executive Officer

By:	/s/ Douglas L. Lamb
Douglas L. Lamb
President Co-Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer