Form 10QSB
period 2004-02-29
QUEST RESOURCE CORP
filed 2004-09-10
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2004.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from              to             .

Commission file number: 0-17371

QUEST RESOURCE CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada	88-0182808

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

QUEST RESOURCE CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED FEBRUARY 29, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Except as otherwise required by the context, references in this quarterly report to “we,” “our,” “us,” “Quest” or “the Company” refer to Quest Resource Corporation and its subsidiaries, Quest Cherokee, LLC, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Energy Service, Inc., STP Cherokee, Inc., Producers Service, Incorporated, and J-W Gas Gathering, L.L.C. Our operations are conducted through our subsidiaries.

     Our unaudited interim financial statements, including a balance sheet as of the fiscal quarter ended February 29, 2004, a statement of operations, and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year, are attached hereto as Pages F-1 through F-17 and are incorporated herein by this reference.

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

Restatement of Financial Statements

     After an internal review of financial statements and supporting documentation, management of the Company determined that certain transactions were recorded incorrectly and that the Company failed to adopt or improperly adopted various accounting pronouncements, as described below in Note 3 of the Notes to Consolidated Financial Statements. The Company is restating the financial statements for the Company’s fiscal quarter ended February 28, 2003, in this quarterly report on Form 10-QSB for the fiscal quarter ended February 29, 2004. The financial statements included herein should be read in conjunction with the restated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003. The Company also (i) amended and restated its financial statements for the quarterly periods ended August 31, 2003 and August 31, 2002, as reported in the Company’s quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, and (ii) restated its financial statements for the quarterly period ended November 30, 2002, as reported in the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended November 30, 2003.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		May 31,
	February 29,	2003
	2004	(Restated)
ASSETS
Current assets:
Cash	$4,661,000	$2,689,000
Accounts receivable, trade	5,194,000	1,919,000
Other receivables	125,000	8,000
Deposits on acquisition	216,000	613,000
Other current assets	194,000	—
Inventory	105,000	248,000

Total current assets	10,495,000	5,477,000
Property and equipment, net of accumulated depreciation of $802,000 and $548,000, respectively	2,794,000	1,322,000
Pipeline assets, net of accumulated depreciation of $2,043,000 and $1,223,000, respectively	31,233,000	10,496,000
Oil and gas properties:
Properties being amortized	124,551,000	18,761,000
Properties not being amortized	21,719,000	2,372,000

	146,270,000	21,133,000
Less: Accumulated depreciation, depletion and amortization	(4,332,000)	(2,067,000)

Net property, plant and equipment	141,938,000	19,066,000

Other assets, net	166,000	172,000

Total assets	$186,626,000	$36,533,000

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,085,000	$1,153,000
Oil and gas payable	3,115,000	1,064,000
Accrued expenses	457,000	240,000
Current portion of notes payable	321,000	571,000
Short-term derivative liability	3,663,000	3,835,000

Total current liabilities	10,641,000	6,863,000
Non-current liabilities:
Long-term derivative liability	4,983,000	1,032,000
Asset retirement obligation	674,000	—
Convertible debentures	50,000	230,000
Acquisition holdback payable	3,112,000	—
Notes payable	101,830,000	16,356,000
Notes payable - related parties	54,000	66,000
Less current maturities	(321,000)	(571,000)

Non-current liabilities	110,382,000	17,113,000
Subordinated debt	51,000,000	—
Accrued interest on subordinated debt	1,467,000	—
Deferred income tax payable	861,000	1,415,000

Total liabilities	174,351,000	25,391,000

Commitments and contingencies	—	—

The accompanying notes are an integral part of these consolidated statements.

		May 31,
	February 29,	2003
	2004	(Restated)
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized 10,000 shares issued and outstanding	—	—
Common Stock, $.001 par value, 950,000,000 shares authorized 14,021,306 and 13,280,587 shares issued and outstanding	14,000	13,000
Paid in capital	16,489,000	14,528,000
Accumulated other comprehensive income	(64,000)
Accumulated deficit	(4,164,000)	(3,399,000)

Total stockholders’ equity	12,275,000	11,142,000

Total liabilities and stockholders’ equity	$186,626,000	$36,533,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
		Restated		Restated
Revenue:
Oil and gas sales	$9,947,000	$2,485,000	$17,025,000	$4,016,000
Gas pipeline revenue	793,000	203,000	1,892,000	484,000
Other revenue and expense	(55,000)	145,000	(1,345,000)	233,000

Total revenues	10,685,000	2,833,000	17,572,000	4,733,000
Costs and expenses :
Oil and gas production	2,465,000	679,000	4,272,000	1,198,000
Pipeline operating	1,209,000	241,000	2,156,000	589,000
General and administrative	786,000	240,000	1,457,000	496,000
Depreciation, depletion and amortization	2,031,000	352,000	3,532,000	645,000
Other costs and expenses	—	32,000	—	35,000

Total costs and expenses	6,491,000	1,544,000	11,417,000	2,963,000

Operating income	4,194,000	1,289,000	6,155,000	1,770,000

Other income (expense):
Change in derivative fair value	(7,297,000)	(3,893,000)	(2,890,000)	(3,893,000)
Sale of assets	(4,000)	—	(4,000)	—
Interest expense	(3,662,000)	(371,000)	(4,492,000)	(527,000)

Total other income (expense)	(10,963,000)	(4,264,000)	(7,386,000)	(4,420,000)

Loss before income taxes and cumulative effect of accounting change	(6,769,000)	(2,975,000)	(1,231,000)	(2,650,000)
Income tax benefit (expense)	2,707,000	—	492,000	(374,000)

Net loss before cumulative effect of accounting change	(4,062,000)	(2,975,000)	(739,000)	(3,024,000)
Cumulative effect of accounting change, net of income taxes of $19,000	—	—	28,000	—

Net loss	(4,062,000)	(2,975,000)	(767,000)	(3,024,000)
Preferred stock dividends	(3,000)	(3,000)	(8,000)	(8,000)

Net loss available to common shareholders	$(4,065,000)	$(2,978,000)	$(775,000)	$(3,032,000)

Loss per share – basic:
Loss before cumulative effect of accounting change	$(0.29)	$(0.23)	$(0.05)	$(0.32)
Cumulative effect of accounting change	—	—	(0.01)	—

	$(0.29)	$(0.23)	$(0.06)	$(0.32)

Loss per share – diluted:
Loss before cumulative effect of accounting change	$(0.29)	$(0.23)	$(0.05)	$(0.32)
Cumulative effect of accounting change	—	—	(0.01)	—

	$(0.29)	$(0.23)	$(0.06)	$(0.32)

Weighted average common and common equivalent shares outstanding:
Basic	14,021,306	12,841,790	13,943,610	9,331,642
Diluted	14,021,306	12,841,790	13,943,610	9,331,642

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
		February 28,
	February 29,	2003
	2004	(Restated)
Cash flows from operating activities:
Net loss	$(767,000)	$(3,024,000)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and Depletion	3,509,000	645,000
Change in derivative fair value	2,890,000	3,893,000
Accrued interest on subordinated note	1,467,000	—
Cumulative effect of accounting change	47,000	—
Deferred income taxes	(511,000)	1,075,000
Accretion of line of credit	1,204,000	69,000
Stock issued for directors fees	—	62,000
Stock issued for services	62,000	73,000
Amortization of loan origination fees	172,000	10,000
Other	23,000	—
Change in assets and liabilities:
Accounts receivable	(2,849,000)	(2,561,000)
Other current assets	(311,000)	(151,000)
Inventory	143,000	(68,000)
Other assets	(166,000)	—
Accounts payable	1,675,000	706,000
Oil and gas payable	2,050,000	857,000
Accrued expenses	218,000	176,000

Net cash provided by operating activities	8,856,000	1,762,000
Cash flows from investing activities:
Acquisition of proved oil and gas properties	(111,720,000)	—
Acquisition of gas gathering pipeline	(21,964,000)	—
Sale of leasehold acreage	—	564,000
Purchase of equipment, development and leasehold costs	(8,970,000)	(13,991,000)

Net cash used in investing activities	(142,654,000)	(13,427,000)
Cash flows from financing activities:
Proceeds from bank borrowings	102,000,000	11,504,000
Repayments of note borrowings	(20,842,000)	—
Proceeds from subordinated note	51,000,000	—
Proceeds from issuance of common stock	500,000	67,000
Proceeds from issuance of convertible debentures	—	165,000
Change in other long-term liabilities	3,112,000	—

Net cash provided by financing activities	135,770,000	11,736,000
Net increase (decrease) in cash	1,972,000	71,000
Cash, beginning of period	2,689,000	77,000

Cash, end of period	$4,661,000	$148,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2004. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003.

     Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Subsidiaries

     The Company’s subsidiaries consist of:

•	Quest Cherokee, LLC, a Delaware limited liability company (“Quest Cherokee” and “QCLLC”),

•	Bluestem Pipeline, LLC, a Delaware limited liability company (“Bluestem”),

•	Quest Energy Service, Inc., a Kansas corporation (“QES”),

•	Quest Oil & Gas Corporation, a Kansas corporation (“QOG”),

•	Ponderosa Gas Pipeline Company, a Kansas corporation (“PGPC”),

•	Producers Service, Incorporated, a Kansas corporation (“PSI”),

•	J-W Gas Gathering, L.L.C., a Kansas limited liability (“J-W Gas”), and

•	STP Cherokee, Inc., an Oklahoma corporation (“STP”).

     QES, QOG, PGPC and STP are wholly owned by the Company. PGPC owns all of the outstanding capital stock of PSI and PSI is the sole member of J-W Gas. QES, QOG, PGPC, STP, PSI and J-W Gas collectively own all of the outstanding Class B Units of Quest Cherokee. Cherokee Energy Partners, LLC, a wholly owned subsidiary of ArcLight Energy Partners Fund I, L.P. (“ArcLight”), owns all of the Class A Units of Quest Cherokee. Quest Cherokee is the sole member of Bluestem.

     Quest Cherokee owns and operates all of the Company’s Cherokee Basin oil and gas properties and vehicles and equipment. The Company’s gas gathering pipeline assets in the Cherokee Basin are owned by Bluestem. QES employs all of the Company’s employees and has entered into an operating and management agreement with Quest Cherokee to manage the day to day operations of Quest Cherokee in exchange for a monthly manager’s fee of $292,000 plus the reimbursement of costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges (the “Management Agreement”). STP owns properties located in Kentucky, Texas and Oklahoma outside of the Cherokee Basin, and QES and STP own certain equipment used at the corporate headquarters offices.

     Quest Cherokee, has two classes of membership units, Class A that is controlled by ArcLight, and Class B that is owned and controlled by Quest Resource Corporation though several of its wholly owned subsidiaries. The Class A member made capital contributions of $100 and the Class B members contributed oil and gas properties with an agreed upon value of $51 million. For financial reporting purposes, the properties transferred to Quest Cherokee by the Company and its subsidiaries, were transferred at historical cost.

     Under the terms of the amended and restated limited liability company agreement for Quest Cherokee, the net cash flow of Quest Cherokee will generally be distributed 85% to the holders of the subordinated promissory note and 15% to the holders of Class B units until the subordinated promissory note has been repaid. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 60% to the holders of the Class A units and 40% to the holders of the Class B units, until the holders of the subordinated notes and the Class A units have received a combined internal rate of return of 30% on their cash invested.

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

Thereafter, the net cash flow of Quest Cherokee will generally be distributed 30% to the holders of the Class A units and 70% to the holders of the Class B units. In addition, if the defect value attributable to the properties contributed by the Company’s subsidiaries to Quest Cherokee exceed $2.5 million, then any distributions of net cash flow otherwise distributable to the Class B members will, instead, be distributed to the Class A members until these distributions equal such excess amount.

     Since the Company is anticipated to ultimately control 70% of the cash flows, the results of operation of Quest Cherokee have been included in these consolidated financial statements. For the period from inception through February 29, 2004, Quest Cherokee incurred operating losses. Operating losses are allocated 30% to the minority members until their membership interest of $100 is reduced to zero, thereafter all losses are allocated 100% to the Company.

     Financial reporting by the Company’s subsidiaries is consolidated into one set of financial statements for QRC.

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

Common Stock

     During the quarter ended February 29, 2004, there were no issuances of common stock by the Company.

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

     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Company, the changes in fair value of all of its derivatives during the period from June 1, 2003 to December 22, 2003 were required to be reported in results of operations, rather than in other comprehensive income.

     Although our fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

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

3. RESTATEMENT OF FINANCIAL STATEMENTS

     The Company is restating its financial statements for the fiscal quarter ended February 28, 2003. This restatement of the Company’s financial statements is being reported in this quarterly report on Form 10-QSB for the fiscal quarter ended February 29, 2004. The Company also (i) amended and restated its financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB (Amendment No. 2) for the fiscal year ended May 31, 2003, (ii) amended and restated its financial statements and the notes thereto for the quarterly periods ended August 31, 2003 and August 31, 2002, as reported in the Company’s quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, and (iii) restated its financial statements and the notes thereto for the quarterly period ended November 30, 2002, as reported in the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended November 30, 2003.

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

     The effect of the restatement of the financial statements on the net income for the fiscal quarter ended February 28, 2003 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the three months ended February 28, 2003:
Total revenues	$2,833,000	$3,674,000
Total expenses	1,915,000	2,638,000

Income before income taxes and change in derivative fair value	918,000	1,036,000
Change in derivative fair value	(3,893,000)	—

Income (loss) before income taxes	(2,975,000)	1,036,000
Income tax expense	—	(465,000)

Net income (loss)	$(2,975,000)	$571,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

	As Previously
	As Restated	Reported
Statement of Operations data for the nine months ended February 28, 2003:
Total revenues	$4,733,000	$6,877,000
Total expenses	3,490,000	5,492,000

Income before income taxes and change in derivative fair value	1,243,000	1,385,000
Change in derivative fair value	(3,893,000)	—

Income before income taxes	(2,650,000)	1,385,000
Income tax expense	(374,000)	(620,000)

Net income (loss)	$(3,024,000)	$765,000

     The effect of the restatement of the financial statements on the net income per share for the fiscal quarter ended February 28, 2003 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the three months ended February 28, 2003:
Net income (loss) per common share - basic	($.23)	$.05
Net loss per common share - diluted	($.23)	$—

		As Previously
	As Restated	Reported
Statement of Operations data for the nine months ended February 28, 2003:
Net income (loss) per common share - basic	($.32)	$.07
Net loss per common share - diluted	($.32)	$—

     The effect of the restatement of the financial statements on the Balance Sheet for the fiscal quarter ended February 28, 2003 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Balance Sheet data as of February 28, 2003:
Total assets	$34,418,000	$31,548,000
Total liabilities	$23,219,000	$19,590,000
Total stockholders’ equity	$11,199,000	$11,958,000

4. ACQUISITIONS

     On December 10, 2003, the Company entered into a purchase agreement to acquire certain oil and gas assets of Devon Energy Corporation located in the Cherokee Basin area of northeastern Oklahoma and southeastern Kansas for a purchase price of approximately $126 million. The acquisition closed on December 22, 2003. Additionally, the Company incurred fees associated with this transaction of approximately $7.7 million and assumed certain hedging liabilities of $1.9 million, all being capitalized as part of the purchase price.

     In order to facilitate the financing of the Devon acquisition, the Company’s operations were restructured (the “Restructuring”) to consolidate all of the Cherokee Basin assets (including the acquired Devon assets) into a single entity that did not have any assets outside the Cherokee Basin and that did not have any employees. The Company formed Quest Cherokee in order to carryout the Restructuring and the acquisition from Devon. The Company’s existing subsidiaries then contributed to Quest Cherokee their oil and gas leases located in the Cherokee Basin and the related wells, gas gathering pipelines, equipment and related assets in exchange for an ownership interest in Quest Cherokee. Immediately after giving effect to such contributions,

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

Quest Cherokee was wholly-owned by the Company indirectly through the subsidiaries. The gas gathering pipeline assets, including those acquired from Devon, were assigned to Bluestem, a newly formed, wholly-owned subsidiary of Quest Cherokee. As part of the Restructuring, QES and Quest Cherokee entered into the Management Agreement.

     The acquired assets have approximately 95.9 Bcfe of estimated proved reserves, 91.7 Bcfe of estimated probable reserves and 72.2 Bcfe of estimated possible reserves. The assets include approximately 372,000 gross (366,000 net) acres of oil and gas leases, 418 gross (325 net wells) and 207 miles of gas gathering pipelines. As of closing date, the Devon assets were producing an average of approximately 19,600 mcf per day. As of the closing dates, the Devon acquisition represented an approximate 90% increase in the number of gross wells that the Company operated and a 138% increase in the Company’s average daily production volumes. The acquisition was financed by a $70 million senior revolving loan and a $35 million term loan arranged and syndicated by Banc One Capital Markets, Inc. and a $51 million subordinated note with ArcLight. As part of the ArcLight transaction, the membership interests of the Company’s subsidiaries in Quest Cherokee were converted to 10,000 Class B Units and 10,000 Class A Units were issued to ArcLight for $100. See Note 5—Long-Term Debt.

     See the Current Report on Form 8-K filed by the Company on January 6, 2004 for additional information regarding the Devon acquisition.

     In accordance with the terms of the asset purchase agreement, the purchase price, including approximately $7.7 million of transaction fees and $1.7 million of assumed hedging liabilities was allocated as follows:

Proved producing properties	$54,528,000
Proved undeveloped properties	38,649,000
Undeveloped properties	20,422,000
Pipelines	21,964,000
Other	9,000

Total	$135,572,000

     Effective June 1, 2003, PGPC and the Company consummated a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which the Company and PGPC acquired from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of PSI in exchange for 500,000 shares of the common stock of the Company which was valued at $1.2 million. At the time of the acquisition, PSI owned all of the issued and outstanding membership interests of J-W Gas and a 5-year contract right to operate a lease on a 78-mile gas pipeline and J-W Gas owned approximately 200 miles of gas gathering lines in southeast Kansas. These assets were subsequently transferred to Quest Cherokee as part of the Restructuring.

     Also effective June 1, 2003, QOG closed on a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas pursuant to the terms of which QOG acquired 53 oil and gas leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2,000,000. Both of these June 6, 2003 transactions were completed effective as of June 1, 2003. The cash portion of the purchase price was funded with borrowings under its two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. These assets were also subsequently transferred to Quest Cherokee as part of the Restructuring.

     In accordance with the terms of the asset purchase agreement, the purchase price, current assets and certain assumed liabilities were allocated as follows:

Current assets	$604,000
Property and equipment	1,177,000
Oil and gas properties	2,040,000
Current liabilities	(669,000)
Long-term debt	(112,000)

Total	$3,040,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

     The following proforma summary data for the three and nine month periods ending February 29, 2004 and February 28, 2003 presents the consolidated results of operations as if the Devon asset acquisition made on December 22, 2003 and the STP acquisition made on November 7, 2002 had occurred on June 1, 2002, and the acquisitions of properties, pipelines and equipment described in this note had occurred on June 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of June 1, 2002 or of results that may occur in the future.

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Proforma revenue	$12,188,000	$4,638,000	$32,802,000	$17,542,000
Proforma income (loss)	$(3,817,000)	$(2,939,000)	$1,567,000	$(2,834,000)
Proforma income (loss) per share	$(0.27)	$(0.23)	$0.11	$(0.22)

5. LONG–TERM DEBT

February 29, 2004
Long-term debt consists of the following:
Senior credit facility :
Revolving loan	$65,700,000
Term loan	35,000,000
Notes payable to banks, finance companies and related parties, secured by equipment and vehicles, due in installments through February 2008 with interest ranging from 5.5% to 11.5% per annum	1,184,000
Convertible debentures – unsecured; interest accrues at 8% per annum.	50,000

Total long-term debt	101,934,000
Less - current maturities	321,000

Total long term debt, net of current maturities	$101,613,000

Subordinated debt (inclusive of accrued interest)	$52,467,000

     In connection with the December 22, 2003 Devon asset acquisition, the previous credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. were paid off. The Company, through its subsidiary Quest Cherokee, entered into a Credit Agreement consisting of a three year $200.0 million senior revolving loan (the “Revolving Credit Agreement”) and a five year $35.0 million senior term second lien secured loan (the “Term Loan Agreement”) arranged and syndicated by Banc One Capital Markets, Inc. and with Bank One, NA, as agent. The Revolving Credit Agreement provided for an initial borrowing base of $57.0 million, which amount was subsequently increased to $70.0 million upon delivery to the administrative agent of a certificate evidencing that third party consents had been obtained for certain oil and gas properties acquired from Devon. The borrowing base may be reduced on May 31, 2004 to the extent the value attributed by Bank One to the oil and gas properties purchased from Devon is less than 80% of all proved mineral interests. The borrowing base is next scheduled to be redetermined on July 1, 2004. Thereafter, the borrowing base is scheduled to be redetermined twice each year based on a reserve report provided by the Company to Bank One and the syndicating banks on or before February 15 and August 31 of each year prepared as of the previous November 30 and May 31, respectively. The Revolving Credit Agreement also provides for other special redeterminations in certain circumstances. At each redetermination, Bank One and the syndicating banks redetermine the borrowing base in their sole discretion using customary procedures for evaluating oil and gas properties as such exist at the time of each redetermination. Interest accrues, at Quest Cherokee’s option, at either Bank One’s “base rate” plus a margin ranging from 1.5% to 2.25% per

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

annum or LIBOR plus a margin ranging from 2.75% to 3.5% per annum, depending upon the ratio of outstanding credit to the borrowing base during the time that any amounts are outstanding under the Term Loan Agreement. After all of the borrowings under the Term Loan Agreement have been repaid, the “base rate” margin decreases to 0.5% to 1.25% per annum and the LIBOR margin decreases to 1.75% to 2.5% per annum, depending upon the ratio of outstanding credit to the borrowing base.

     Except in certain limited circumstances, the Term Loan Agreement will accrue interest at the rate of LIBOR plus 6% per annum. The Term Loan Agreement may be repaid at any time. However, if any amount is repaid prior to June 22, 2004, a prepayment premium will be required to be paid equal to 2% of the principal amount repaid and if any amount in excess of $17.5 million is prepaid during the period from June 23, 2004 to December 24, 2004, a prepayment premium will be required to be paid equal to 1% of such excess amount.

     Both of the agreements are secured by a lien on the oil and gas assets of Quest Cherokee, a pledge of all of the membership interests in Quest Cherokee and a pledge of the membership interest in Bluestem. Bluestem also guaranteed Quest Cherokee’s obligations under the credit agreements.

     Both of the credit agreements contain affirmative and negative covenants that are typical for credit agreements of this type. The covenants in the two agreements are substantially similar and include provisions requiring the delivery of financial and other information; the maintenance of certain financial ratios; restrictions on the incurrence of additional debt; restrictions on the granting of liens; restrictions on making investments; restrictions on making certain restricted payments (as described under “ArcLight Transaction” below); restrictions on disposing of assets and merging or consolidating with a third party where Quest Cherokee is not the surviving entity; restrictions on transactions with affiliates that are not on an arms length basis; restrictions on changing the nature of Quest Cherokee’s business; and limitations on Quest Cherokee’s hedging activities regarding the minimum and maximum amounts of future production that may be hedged.

     Both of the credit agreements provide that it is an event of default if a change of control occurs. A “change of control” is defined to include Bluestem no longer being wholly owned by Quest Cherokee; Cherokee Energy Partners ceasing to own 100% of the Class A units of Quest Cherokee prior to December 22, 2006; the Company and its’ wholly owned subsidiaries ceasing to own 100% of the equity of Quest Cherokee, other than the Class A units; or Mr. Cash ceasing to be an executive officer of Quest Cherokee, unless a successor reasonably acceptable to the banks is appointed within 60 days.

ArcLight Transaction.

     As part of the financing of the Devon acquisition, on December 22, 2003, Quest Cherokee entered into a $51 million subordinated note purchase agreement with ArcLight. This note bears interest at 15% per annum and is subordinate and junior in right of payment to the prior payment in full of superior debts. Interest is payable quarterly in arrears; provided, however, that if Quest Cherokee is not permitted to pay cash interest on the note under the terms of its senior debt facilities, then interest will be paid in the form of additional subordinated notes. Quest Cherokee paid a commitment fee of $1,020,000 to obtain this loan, which fee has been capitalized as part of the Devon acquisition. This loan is due along with all accrued and unpaid interest on December 22, 2008. Quest Cherokee has the right to extend the maturity date by an additional two years.

Wells Fargo Energy Capital Warrant.

     In connection with the entering into the credit agreement with Wells Fargo Energy Capital on November 7, 2002, the Company issued a warrant to Wells Fargo Energy Capital for 1,600,000 shares of common stock with an exercise price of $0.001 per share. Under the terms of the warrant, the repayment of the Wells Fargo Energy Capital credit agreement on December 22, 2003 in connection with the Devon asset acquisition triggered a put option under the warrant in favor of Wells Fargo Energy Capital. Under the terms of the put option, Wells Fargo Energy Capital may require the Company to purchase the warrant at any time prior to November 7, 2007 for an amount equal to approximately $950,000 (which amount is calculated as if interest was borne at the rate of 18% on the amounts outstanding under the Wells Fargo Energy Capital credit agreement during its term less any cash interest actually paid to Wells Fargo Energy Capital). In the event that Wells Fargo Energy Capital were to exercise the put option in the near future, the Company may have difficulty satisfying its obligations under the warrant since it does not have any readily available sources of liquidity.

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

Other Long-Term Indebtedness.

     QES has two promissory notes with authorized credit limits of $440,000 and $100,000 each. The $440,000 note matures on February 19, 2008, bears interest at the annual rate of 7% per annum, requires a monthly payment based upon a 60 month amortization, is secured by equipment and rolling stock, and had a principal balance outstanding on February 29, 2004 of $414,000. The $100,000 note matures on November 4, 2004, bears interest at the annual rate of 7% per annum, is secured by the QES inventory of parts and materials, and had a principal balance outstanding on February 29, 2004 of $100,000. The obligations under this note were assumed by Quest Cherokee as part of the restructuring.

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

     STP has been named as Defendant in a lawsuit (Case #CJ-2003-137) filed by Plaintiff Davis Operating Company on October 14, 2003 in the District Court of Craig County, Oklahoma. Plaintiff is alleging improper operation of a gas gathering system. The plaintiff is seeking unspecified actual and punitive damages as a result of the alleged improper operations by STP. Discovery is ongoing and the case is scheduled for trial in September 2004. Based on the information available to date and a preliminary investigation, the Company believes that the claims are without merit and intends to defend against them vigorously.

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

7. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Oil and Gas Hedging Activities

     The Company seeks to reduce its exposure to unfavorable changes in oil and gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the nine months ended February 29, 2004, fixed-price contracts hedged 81.0% of the Company’s natural gas production. As of February 29, 2004, fixed-price contracts are in place to hedge 18.5 Bcf of estimated future natural gas production. Of this total volume, 1.9 Bcf are hedged for fiscal 2004 and 16.6 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended May 31, 2003 for a more detailed discussion of the fixed-price contracts.

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of February 29, 2004.

	Three Months Ending	Years Ending May 31,
	May 31,
	2004	2005	2006	2007	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	1,472,000	5,741,000	5,633,000	3,292,000	16,138,000
Weighted-avg fixed price per MMBtu (1)	$5.11	$4.96	$4.62	$4.53	$4.77
Fixed-price sales	$7,518	$28,468	$26,030	$14,912	$76,928
Fair value liability (2)	$(405)	$(3,311)	$(3,082)	$(1,151)	$(7,949)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	398,000	1,307,000	612,000	—	2,317,000
Ceiling	398,000	1,307,000	612,000	—	2,317,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	—	$4.22
Ceiling	$5.54	$5.38	$5.30	—	$5.39
Fixed-price sales	$2,204	$7,034	$3,244	—	$12,482
Fair value liability (2)	$(36)	$(539)	$(122)	—	$(697)
Total Natural Gas Contracts:
Contract vols (MMBtu)	1,870,000	7,048,000	6,245,000	3,292,000	18,455,000
Weighted-avg fixed price per MMBtu (1)	$5.20	$5.04	$4.69	$4.53	$4.84
Fixed-price sales	$9,722	$35,502	$29,274	$14,912	$89,410
Fair value liability (2)	$(441)	$(3,850)	$(3,204)	$(1,151)	$(8,646)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

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

     All fixed-price contracts have been executed in connection with the Company’s natural gas and crude oil hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months and nine months ended February 29, 2004, oil and gas sales included $203,000 of losses associated with realized losses under fixed-price contracts.

     For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended February 29, 2004, other revenue and expense included $536,000 of losses associated with realized losses under fixed-price contracts. For the nine months ended February 29, 2004, other revenue and expense included $1,545,000 of net losses associated with realized gains and losses

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

under fixed-price contracts.

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

     Change in derivative fair value in the statements of operations for the three and nine months ended February 29, 2004 is comprised of the following:

	Three Months Ended	Nine Months Ended
	February 29, 2004	February 29, 2004
Change in fair value of derivatives not qualifying as cash flow hedges	$(6,342,000)	$(1,935,000)
Amortization of derivative fair value gains and losses recognized in earnings prior to actual cash settlements	(872,000)	(872,000)
Ineffective portion of derivatives qualifying as cash flow hedges	(83,000)	(83,000)

	$(7,297,000)	$(2,890,000)

     The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

     The change in carrying value of fixed-price contracts in the balance sheet since May 31, 2003 resulted from an increase in market prices for natural gas. Derivative assets and liabilities reflected as current in the February 29, 2004 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for gas as of the balance sheet date.

Fair Value of Financial Instruments

     The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of February 29, 2004 and the methods and assumptions used to estimate their fair value:

	February 29, 2004
	Carrying Amount	Fair Value
Derivative liabilities:
Fixed-price natural gas collars	$(697,000)	$(697,000)
Fixed-price natural gas swaps	$(7,949,000)	$(7,949,000)
Bank debt	$(100,700,000)	$(100,700,000)
Other financing agreements	$(1,234,000)	$(1,234,000)
Subordinated debt	$(51,000,000)	$(51,000,000)

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

     The fair value of fixed-price contracts as of February 29, 2004 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates based upon the current market for interest rates. The

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

fair value of derivative instruments that contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. See – Oil and Gas Hedging Activities.

     Derivative liabilities reflected as current in the February 29, 2004 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for gas as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

8. EARNINGS PER SHARE

     SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

•	For the three months ended February 29, 2004 and February 28, 2003, and the nine months ended February 29, 2004 and February 28, 2003, dilutive shares do not include the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 40,000 common shares) because the effects were antidilutive.

•	For the three months ended February 29, 2004 and February 28, 2003, dilutive shares do not include the assumed conversion of convertible debt (convertible into 4,000 and 50,000 common shares, respectively) because the effects were antidilutive.

•	For the nine months ended February 29, 2004 and February 28, 2003, dilutive shares do not include the assumed conversion of convertible debt (convertible into 15,000 and 166,000 common shares, respectively) because the effects were antidilutive.

•	For the three months ended February 29, 2004 and February 28, 2003, dilutive shares do not include outstanding warrants to purchase 1,600,000 and 1,599,000 shares, respectively, of common stock at an exercise price of $.001 because the effects were antidilutive.

•	For the nine months ended February 29, 2004 and February 28, 2003, dilutive shares do not include outstanding warrants to purchase 1,600,000 and 1,599,000 shares, respectively, of common stock at an exercise price of $.001 because the effects were antidilutive.

•	For the three months and nine months ended February 28, 2003, dilutive shares do not include outstanding options to purchase 241,000 and 185,000 shares, respectively, of common stock at an exercise price of $1.00 because the effects were antidilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended February 29, 2004:
Income (loss) before cumulative effect of accounting change, net of tax	$(4,062,000)
Preferred stock dividends	(3,000)

Basic EPS income (loss) available to common shareholders before cumulative effect of accounting change, net of tax	$(4,065,000)	14,021,306	$(0.29)

Effect of dilutive securities:
None	—	—

Diluted EPS income (loss) available to common shareholders	$(4,065,000)	14,021,306	$(0.29)

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

For the three months ended February 28, 2003:
Net income (loss)	$(2,975,000)
Preferred stock dividends	(3,000)

Basic EPS income (loss) available to common shareholders	$(2,978,000)	12,841,790	$(0.23)

Effect of dilutive securities:
None	—	—

Diluted EPS income (loss) available to common shareholders	$(2,978,000)	12,841,790	$(0.23)

For the nine months ended February 29, 2004:
Income (loss) before cumulative effect of accounting change, net of tax	$(739,000)
Preferred stock dividends	(8,000)

Basic EPS income (loss) available to common shareholders before cumulative effect of accounting change, net of tax	$(747,000)	13,943,610	$(0.05)

Effect of dilutive securities:
None	—	—

Diluted EPS income (loss) available to common shareholders	$(747,000)	13,943,610	$(0.05)

For the nine months ended February 28, 2003:
Net income (loss)	$(3,024,000)
Preferred stock dividends	(8,000)

Basic EPS income (loss) available to common shareholders	$(3,032,000)	9,331,642	$(0.32)

Effect of dilutive securities:
None	—	—

Diluted EPS income (loss) available to common shareholders	$(3,032,000)	9,331,642	$(0.32)

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

     The following table provides a roll forward of the asset retirement obligations for the three months and nine months ended February 29, 2004.

	Three Months	Nine Months
	Ended	Ended
	February 29, 2004	February 29, 2004
Asset retirement obligation beginning balance	$349,000	$254,000
Liabilities incurred	315,000	402,000
Liabilities settled	(2,000)	(5,000)
Accretion expense	12,000	23,000
Revisions in estimated cash flows	—	—

Asset retirement obligation ending balance	$674,000	$674,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(UNAUDITED)

     Following is a summary of the asset retirement obligation assuming the provisions of SFAS 143 had been adopted as of May 31, 2002.

Asset retirement obligation as of:
May 31, 2002	$125,000
August 31, 2002	$116,000
November 30, 2002	$108,000
February 28, 2003	$100,000

10. SUBSEQUENT EVENTS

     On July 22, 2004, the Quest Cherokee entered into a new credit facility that provides for a $120 million six year term loan that was fully funded at closing and a $20 million five year revolving credit facility that can be used to issue letters of credit and fund future working capital needs and general corporate purposes. The credit agreement also contains a $15 million “synthetic” letter of credit facility that matures in December 2008 in order to provide credit support for Quest Cherokee’s gas hedging program. After the payment of fees and other obligations related to this transaction, Quest Cherokee had approximately $9 million of cash at closing from the proceeds of the term loan and $15 million of availability under its new revolving credit facility.

     No other material subsequent events have occurred that warrant disclosure since the balance sheet date.

The accompanying notes are an integral part of these consolidated statements.

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

Restatement of Financial Statements

     The Company is restating its financial statements for the fiscal quarter ended February 28, 2003. This restatement of the Company’s financial statements is being reported in this quarterly report on Form 10-QSB for the fiscal quarter ended February 29, 2004. The Company also (i) amended and restated its financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB (Amendment No. 2) for the fiscal year ended May 31, 2003, (ii) amended and restated its financial statements and the notes thereto for the quarterly periods ended August 31, 2003 and August 31, 2002, as reported in the Company’s quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003, and (iii) restated its financial statements and the notes thereto for the quarterly period ended November 30, 2002, as reported in the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended November 30, 2003. See Note 3 “Restatement of Financial Statements” to the accompanying financial statements included in this report for additional information regarding the restatement.

Business of Issuer

     Quest Resource Corporation (“Quest” or the “Company”) is an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coalbed methane) in a ten county region in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. The Company also owns and operates a gas gathering pipeline network of approximately 800 miles in length within this basin. Quest’s main focus is upon the development of the Company’s coalbed methane gas reserves in the Company’s pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to the Company or Quest include the Company’s operating subsidiaries.

Significant Developments During The Nine Months Ended February 29, 2004

     The Company has continued its development of new wells and the construction of supporting pipeline infrastructure. During the nine months ended February 29, 2004, we drilled 75 new wells which are being completed for gas production and one new well for the disposal of water. We also connected 67 new wells into the gas pipeline network during the same nine-month period. This required the construction of several miles of pipelines to gather gas and water from the new wells before they could become operational.

     Five significant developments were also accomplished during the nine months ended February 29, 2004 as described below:

     Devon Asset Acquisition. On December 10, 2003, Quest Resource Corporation entered into an asset purchase agreement with Devon Energy Production Company, L.P. and Tall Grass Gas Services, LLC to acquire certain oil and gas properties located in Kansas and Oklahoma for a total consideration of $126,000,000 subject to certain purchase price adjustments. At the time of closing, Devon had not received consents to the assignment of certain of the leases from the lessors on oil and gas leases with an allocated value of approximately $12.3 million. As a result, Quest Cherokee and Devon entered into a Holdback Agreement pursuant to the terms of which, Quest Cherokee paid approximately $113.4 million of the purchase price at the closing and agreed to pay the allocated value of the remaining properties at such time as Devon received the consents to assignment for those leases. Subsequent to closing, Quest Cherokee paid approximately $9.6 million in February 2004. Approximately $3.2 million is listed on the February 29, 2004 balance sheet as acquisition holdback payable, classified as a non-current liability since the payment will be funded with long-term financing. Subsequent to February 2004, approximately $2.6 million was paid to Devon in May 2004 and approximately $600,000 is payable pending final review. This sale was finalized on December 22, 2003. At the closing, Quest Resource Corporation transferred all of its rights and obligations under this asset purchase agreement to Quest Cherokee. At the time of acquisition the acquired assets had approximately 95.9 Bcfe of estimated proved reserves, 91.7 Bcfe of estimated probable reserves and 72.2 Bcfe of estimated possible reserves. The assets included approximately 372,000 gross (366,000 net) acres of oil and gas leases, 418 gross (325 net wells) and 207 miles of gas gathering pipelines. At the time of acquisition, the Devon assets were producing an average of approximately 19,600 mcf per day. See the Current Report on Form 8-K filed by the Company on January 6, 2004 for additional information regarding the Devon acquisition.

     Bank One Credit Facilities. In order to complete the Devon acquisition, Quest Cherokee established a senior credit facility, comprised of a revolving credit of $200 million with an initial borrowing limit of $57.0 million (which amount was increased to $70.0 million upon delivery to the administrative agent of a certificate evidencing that third party consents had been obtained for certain oil and gas properties of Devon) and a $35.0 million term loan. Borrowings under the facility are secured by Quest Cherokee’s oil and gas properties and all of the membership interests in Quest Cherokee and Bluestem and bear interest rates at either the base rate of Bank One, or London Interbank Offered Rate (LIBOR), at Quest Cherokee’s option. The Term Loan matures December 22, 2008 and accrues interest at variable adjustable interest rates with an effective rate of 7.09% per annum as of February 29, 2004. The Revolving credit matures December 22, 2006 and accrues interest at variable adjustable interest rates with an effective rate of 4.6% per annum as of February 29, 2004. Interest is payable monthly. The borrowing base is redetermined periodically. The credit facilities contain various covenants and restrictive provisions, which limit the incurrence of additional indebtedness, selling properties, paying dividends and creating liens. Certain financial covenants are based on a rolling period quarterly or annualized for such rolling period and are comprised of a current ratio; senior debt to EBITDA ratio; total debt to EBITDA; EBITDA to net interest expense ratio and a proved reserve present value to funded debt ratio.

     ArcLight Transaction. Additionally on December 22, 2003, Quest Cherokee entered into a $51.0 million note purchase agreement with ArcLight. Proceeds of this loan were used in partial payment of the Devon property acquisition. This note bears interest at 15% per annum and is subordinate and junior in right of payment to the prior payment in full of superior debts. Interest is payable quarterly in arrears; provided, however, that if Quest Cherokee is not permitted to pay cash interest on the note under the terms of its senior debt facilities, then interest will be paid in the form of additional subordinated notes. Quest Cherokee paid a commitment fee of $1,020,000 to obtain this loan. This loan fee has been capitalized as part of the Devon acquisition. This loan is due along with all accrued and unpaid interest on December 22, 2008. Quest Cherokee has the right to extend the maturity date by an additional two years.

     Acquisition of Gas Producing Assets and Pipeline in the Cherokee Basin. Effective June 1, 2003, the Company closed the acquisition of gas producing properties, gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeastern Kansas portion of the geological region known as the Cherokee Basin. Approximately 15,000 acres of gas properties containing an estimated 3.8 Bcf of net proved gas reserves were acquired by QOG for approximately $2.0 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These gas properties consist of approximately 53 oil and gas leases in Chautauqua, Montgomery and Elk Counties of southeast Kansas.

     In a related transaction, another Company subsidiary, PGPC, acquired all of the stock of PSI, which included PSI’s wholly owned subsidiary J-W Gas, in exchange for 500,000 shares of the Company’s common stock. PSI and J-W Gas own, or control the operational rights to, approximately 274 miles of gas gathering pipelines.

     The acquisition of these two companies and the gas property assets greatly enhanced the Company’s gas pipeline assets into a network of about 600 miles and extended the Company’s core area for gas production into the western region of the Cherokee Basin. This acquisition also brought into the Company’s workforce 13 highly experienced staff and field personnel that are making a valuable contribution to the Company’s productivity and future growth. These assets are collectively referred to as the “Perkins/Willhite Acquisition.” In connection with the formation of Quest Cherokee, these assets were transferred to Quest Cherokee.

     Kentucky Coalbed Methane Lease. On July 18, 2003 the Company entered into a coalbed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky.

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

     The lease has an initial term of one year. During the initial year of the lease, the Company will conduct a technical study to determine the feasibility of the development of the leased property. At the end of the first year, the Company may extend the lease for an additional four years upon payment of an agreed upon amount. Subsequent to the expiration of the first year, the Company has extended their option for five months before entering into a lease for an additional four years. The Company is in the early stages of its technical study of the leased acreage and has not been able to determine whether it will extend the lease at the end of the first year of the lease and begin developing the property. If the Company elects to extend the lease, it will generally be entitled to continue leasing the property for so long as it is continuously developing the leased premises at the rate of not less than 25 wells per year until the property is fully developed on 160 acre spacing (approximately 400 wells). If the Company ceases to continuously develop the property, it will be entitled to continue leasing the portion of the property that has been developed for so long as it is producing coalbed methane from the developed property in paying quantities.

Results of Operations

     The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended May 31, 2003. Comparisons made between reporting periods herein are for the three and nine month periods ended February 29, 2004 as compared to the same periods in 2003. In making comparisons to the year-earlier periods, it is important to note that the quarter ended February 29, 2004 and the nine months ended February 29, 2004 included the June 1, 2003 Perkins/Willhite Acquisition and the December 22, 2003 Devon asset acquisition. Therefore, caution should be exercised in making comparisons between the three and nine month periods ended February 29, 2004, and February 28, 2003.

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

     Total revenues of $10,685,000 for the fiscal quarter ended February 29, 2004 represents an increase of 277% when compared to total revenues of $2,833,000 for the fiscal quarter ended February 28, 2003. This increase was achieved by a combination of improved prices for natural gas and the addition of more producing wells, from the Devon asset acquisition in December 2003 and the Perkins/Willhite Acquisition in June 2003, and the Company’s aggressive new well development program.

     The increase in oil and gas sales from $2,485,000 for the fiscal quarter ended February 28, 2003 to $9,947,000 for the fiscal quarter ended February 29, 2004 and the increase in gas pipeline revenue from $203,000 to $793,000 resulted from the Devon asset acquisition, the Perkins/Willhite Acquisition and the additional wells and pipelines acquired or completed during the past 12 months. The Devon asset acquisition, the Perkins/Willhite Acquisition and the additional wells acquired or completed contributed to the production of 1,893,000 mcf of net gas for the fiscal quarter ended February 29, 2004, as compared to 536,000 net mcf produced in the prior fiscal quarter. The Company’s product prices on an equivalent basis (mcfe) increased from $4.54 mcfe average for the fiscal quarter ended February 28, 2003 to $5.21 mcfe average for the fiscal quarter ended February 29, 2004. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

     Other revenue for the three months ended February 28, 2003 was $145,000 as compared to other expense of $55,000 resulting from recording the loss on hedge settlements for the three month period ended February 29, 2004,.

     The operating costs for the quarter ended February 29, 2004 totaled $2,465,000, which is a 263% increase over the operating costs of $679,000 incurred for the quarter ended February 28, 2003. Lease operating costs per mcf for fiscal quarter ended February 29, 2004 were $1.30 per mcf as compared to $1.27 per mcf for fiscal quarter ended February 28, 2003, representing a 2% increase. Pipeline operating costs increased from $241,000 for fiscal quarter February 28, 2003 to $1,209,000 for fiscal quarter February 29, 2004. The substantial cost increases incurred in the oil & gas production costs categories are due to the Devon asset acquisition, the Perkins/Willhite Acquisition and the number of wells acquired, completed and operated during the quarter and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $2,031,000 from $352,000, or 477%, is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the Devon asset acquisition.

     General and administrative expenses increased to $786,000 in the quarter ended February 29, 2004 from $240,000 in the same period in the prior year quarter, due to the Devon asset acquisition, the STP acquisition, the Perkins/Willhite acquisition, the increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company’s internal controls and financial reporting. See Item 3. Controls and Procedures.

     Interest expense increased to $3,662,000 for the February 29, 2004 quarter from $371,000 for the February 28, 2003 quarter, due to the increase in the Company’s outstanding borrowings related to the Devon asset acquisition, the Perkins/Willhite Acquisition and equipment, development and leasehold expenditures and the expense of $1.0 million related to the retirement of the Wells Fargo credit facilities.

     Change in derivative fair value was a non-cash net loss of $7,297,000 for the three months ended February 29, 2004, which included a $6,342,000 net loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, a $872,000 net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $83,000 relating to hedge ineffectiveness. Change in derivative fair value was a loss of $3,893,000 for the three months ended February 28, 2003, which was attributable to the change in fair value for cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company recorded a loss before income taxes of $6,769,000 (inclusive of $7,297,000 non-cash loss derived from the change in derivative fair value) for the quarter ended February 29, 2004 as compared to a loss before income taxes in the same period in the previous fiscal year of $2,975,000 (inclusive of $3,893,000 non-cash loss derived from the change in derivative fair value).

     The income tax benefit for the February 29, 2004 quarter was $2,707,000 compared to no income tax benefit or expense being recorded for the February 28, 2003 quarter, due to the STP acquisition and the resulting limitation of net operating loss carryforwards.

     The Company recorded a net loss of $4,062,000 for the quarter ended February 29, 2004 as compared to a net loss of $2,975,000 for the quarter ended February 28, 2003, each period inclusive of the non-cash loss derived from the change in derivative fair value as stated above.

     For comparative purposes, proforma operating results, net of hedging transactions, determined as if both the Devon and Perkins/Willhite acquisitions were completed on June 1, 2002, indicate proforma total revenue for the prior year quarter ended February 28, 2003 would have been $4,638,000 and a proforma net loss before income taxes would have been $2,916,000. Proforma costs and expenses would have been $2,049,000, proforma general and administrative expenses would have been $281,000 and proforma interest expense would have been $1,331,000. The increase from these proforma amounts for the quarter ended February 28, 2003 to the actual results for the quarter ended February 29, 2004 reflect the Company’s aggressive development and production activities as well as successfully completed acquisitions.

Nine Months Ended February 29, 2004 Compared to Nine Months Ended February 28, 2003

     Total revenues of $17,572,000 for the nine months ended February 29, 2004 represents an increase of 271% when compared to total revenues of $4,733,000 for the nine months ended February 28, 2003. This increase was achieved by a combination of improved prices for natural gas and the addition of more producing wells, from the Devon asset acquisition in December 2003, the STP acquisition in November 2002 and the Perkins/Willhite Acquisition in June 2003, and the Company’s aggressive new well development program.

     The increase in oil and gas sales from $4,016,000 for the nine months ended February 28, 2003 to $17,025,000 for the nine months ended February 29, 2004 and the increase in gas pipeline revenue from $484,000 to $1,892,000 resulted from the Devon, STP and Perkins/Willhite acquisitions and the additional wells and pipelines acquired or completed during the past 12 months. The Devon, STP and Perkins/Willhite acquisitions and the additional wells acquired or completed contributed to the production of 3,346,000 mcf of net gas for the nine months ended February 29, 2004, as compared to 959,000 net mcf produced in the prior nine month period. The Company’s product prices on an equivalent basis (mcfe) increased from $3.98 mcfe average for the nine months ended February 28, 2003 to $5.02 mcfe average for the nine months ended February 29, 2004. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

     Other revenue for the nine months ended February 28, 2003 was $233,000 as compared to other expense of $1,345,000 resulting from recording the loss on hedge settlements for the nine month period ended February 29, 2004.

     The operating costs for the nine months ended February 29, 2004 totaled $4,272,000, which is a 257% increase over the operating costs of $1,198,000 incurred for the nine months ended February 28, 2003. Lease operating costs per mcf for the nine months ended February 29, 2004 were $1.28 per mcf as compared to $1.25 per mcf for the nine months ended February 28, 2003, representing a 2% increase. Pipeline operating costs increased from $589,000 for the nine months February 28, 2003 to $2,156,000 for the nine months February 29, 2004. The substantial cost increases incurred in the oil & gas production costs categories are due to the Devon, STP and Perkins/Willhite acquisitions and the number of wells acquired, completed and operated during the nine months and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to $3,532,000 from $645,000, or 448%, is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the Devon asset acquisition, the STP acquisition and the Perkins/Willhite acquisition.

     General and administrative expenses increased to $1,457,000 in the nine months ended February 29, 2004 from $496,000 in the same nine month period in the previous fiscal year due to the Devon asset acquisition, the STP acquisition, the Perkins/Willhite acquisition, the increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company’s internal controls and financial reporting. See Item 3. Controls and Procedures.

     Interest expense increased to $4,492,000 for the nine months ended February 29, 2004 from $527,000 for the nine months ended February 28, 2003, due to the increase in the Company’s outstanding borrowings related to the Devon, STP and Perkins/Willhite acquisitions and equipment, development and leasehold expenditures and the expense of $1.0 million related to the retirement of the Wells Fargo credit facilities.

     Change in derivative fair value was a non-cash net loss of $2,890,000 for the nine months ended February 29, 2004, which included a $1,935,000 net loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, a $872,000 net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $83,000 relating to hedge ineffectiveness. Change in derivative fair value was a loss of $3,893,000 for the nine months ended February 29, 2003, which was attributable to the change in fair value of for cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company recorded a loss before income taxes and cumulative effect of accounting change of $1,231,000 (inclusive of $2,890,000 non-cash loss derived from the change in derivative fair value) for the nine months ended February 29, 2004 as compared to a loss before income taxes in the same period in the previous fiscal year of $2,650,000 (inclusive of $3,893,000 non-cash loss derived from the change in derivative fair value).

     The income tax benefit for the nine months ended February 29, 2004 was $492,000 compared to the income tax expense of ($374,000) for the February 28, 2003 quarter, inclusive of a tax benefit of approximately $620,000 and the resulting limitation of net operating loss carry forwards, both resulting from the STP acquisition.

     The Company recorded a net loss of $767,000 for the nine months ended February 29, 2004 as compared to a net loss of $3,024,000 for the nine months ended February 28, 2003, each period inclusive of the non-cash loss derived from the change in derivative fair value as stated above.

     For comparative purposes, proforma operating results, net of hedging transactions, determined as if the Devon, STP and Perkins/Willhite acquisitions were completed on June 1, 2002, indicate proforma total revenue for the nine months ended February 28, 2003 would have been $17,542,000 and a proforma net loss before income taxes would have been $2,834,000. Proforma costs and expenses would have been $13,534,000, proforma general and administrative expenses would have been $884,000 and proforma interest expense would have been $2,064,000. The increase from these proforma amounts for the nine months ended February 28, 2003 to the actual results for the nine months ended February 29, 2004 reflect the Company’s aggressive development and production activities as well as successfully completed acquisitions.

Capital Resources and Liquidity

     At February 29, 2004, the company had current assets of $10.5 million, working capital (current assets minus current liabilities, excluding the short-term derivative liability of $3.7 million) of $3.5 million and had generated $8.9 million net cash from operations during the nine months ended February 29, 2004.

     During the fiscal quarter ended February 29, 2004, including the Devon asset acquisition, a total of approximately $142.7 million was invested in new oil and gas wells and properties, new pipeline facilities, and other additional capital items. This investment was substantially funded by operational cash flow and by an increase of approximately $85 million in long-term debt and $51 million in subordinated debt.

     Net cash provided from operating activities increased substantially from $1.8 million for the nine months ended February 28, 2003 to $8.9 million for the nine months ended February 29, 2004 due primarily to the expanded operations of the Company as discussed above.

     The Company’s working capital (current assets minus current liabilities, excluding the short-term derivative liability of $3.7 million) was $3.5 million at February 29, 2004, compared to $2.4 million, excluding the short-term derivative liability of $3.8 million, at May 31, 2003. The substantial reduction was created by the use of accumulated cash to complete the Perkins/Willhite Acquisition. Accounts receivable, inventory, accounts payable, oil and gas payable and accrued expenses balances continue to increase as the Company continues to expand its operations.

     The Company intends to continue acquiring property and developing additional wells using the resources generated by its operations and its financing facilities, and to seek additional sources of funding to allow acceleration of development activity to the desired rate of 380 plus wells per year, which will require a capital investment of approximately $28 million to drill and develop. The Company plans to drill and develop approximately 95 new wells in the remaining quarter of the 2004 fiscal year. Management anticipates funding a significant portion of the higher rate of new well development with additional equity and bank financing. Although management believes that such financing is available for Quest, no assurances are given that Quest will be successful in acquiring the financing necessary to achieve the desired level of development or that such financing will be on terms favorable to Quest.

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

     Although the Company believes that it will have adequate additional reserves and other resources to support the expanded development plans, no assurance can be given that the Company will be able to obtain funding sufficient to support all of its’ development plans.

Bank One Credit Facilities

     In connection with the December 22, 2003 Devon asset acquisition, the previous credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. were retired. The Company, through its subsidiary Quest Cherokee, entered into a Credit Agreement consisting of a three year $200.0 million senior revolving loan (the “Revolving Credit Agreement”) and a five year $35.0 million senior term second lien secured loan (the “Term Loan Agreement”) arranged and syndicated by Banc One Capital Markets, Inc. and with Bank One, NA, as agent. The Revolving Credit Agreement provided for an initial borrowing base of $57.0 million, which amount was increased to $70.0 million upon delivery to the administrative agent of a certificate evidencing that third party consents had been obtained for certain oil and gas properties of Devon. The borrowing base may be reduced on May 31, 2004 to the extent the value attributed by Bank One to the oil and gas properties purchased from Devon is less than 80% of all proved mineral interests. The borrowing base is next scheduled to be redetermined on July 1, 2004. Thereafter, the borrowing base is scheduled to be redetermined twice each year based on a reserve report provided by the Company to Bank One and the syndicating banks on or before February 15 and August 31 of each year prepared as of the previous November 30 and May 31, respectively. The Revolving Credit Agreement also provides for other special redeterminations in certain circumstances. At each redetermination, Bank One and the syndicating banks redetermine the borrowing base in their sole discretion using customary procedures for evaluating oil and gas properties as such exist at the time of each redetermination. Interest accrues, at Quest Cherokee’s option, at either Bank One’s “base rate” plus a margin ranging from 1.5% to 2.25% per annum or LIBOR plus a margin ranging from 2.75% to 3.5% per annum, depending upon the ratio of outstanding credit to the borrowing base during the time that any amounts are outstanding under the Term Loan Agreement. After all of the borrowings under the Term Loan

Agreement have been repaid, the “base rate” margin decreases to 0.5% to 1.25% per annum and the LIBOR margin decreases to 1.75% to 2.5% per annum, depending upon the ratio of outstanding credit to the borrowing base.

     Except in certain limited circumstances, the Term Loan Agreement will accrue interest at the rate of LIBOR plus 6% per annum. The Term Loan Agreement may be repaid at any time. However, if any amount is repaid prior to June 22, 2004, a prepayment premium will be required to be paid equal to 2% of the principal amount repaid and if any amount in excess of $17.5 million is prepaid during the period from June 23, 2004 to December 24, 2004, a prepayment premium will be required to be paid equal to 1% of such excess amount.

     Both of the agreements are secured by a lien on the oil and gas assets of Quest Cherokee, a pledge of all of the membership interests in Quest Cherokee and a pledge of the membership interest in Bluestem. Bluestem also guaranteed Quest Cherokee’s obligations under the credit agreements.

     Both of the credit agreements contain affirmative and negative covenants that are typical for credit agreements of this type. The covenants in the two agreements are substantially similar and include provisions of financial and other information; the maintenance of certain financial ratios; restrictions on the incurrence of additional debt; restrictions on the granting of liens; restrictions on making investments; restrictions on making certain restricted payments as described under the ArcLight Transaction below; restrictions on disposing of assets and merging or consolidating with a third party where Quest Cherokee is not the surviving entity; restrictions on transactions with affiliates that are not on an arms length basis; restrictions on changing the nature of Quest Cherokee’s business; and limitations on Quest Cherokee’s hedging activities regarding the minimum and maximum amounts of future production that may be hedged.

     Both of the credit agreements provide that it is an event of default if a change of control occurs. A “change of control” is defined to include Bluestem no longer being wholly owned by Quest Cherokee; ArcLight ceasing to own 100% of the Class A units of Quest Cherokee prior to December 22, 2006; the Company and its’ wholly owned subsidiaries ceasing to own 100% of the equity of Quest Cherokee, other than the Class A units; or Mr. Cash ceasing to be an executive officer of Quest Cherokee, unless a successor reasonably acceptable to the banks is appointed within 60 days.

ArcLight Transaction

     Also in connection with the Devon asset acquisition, the Company received a $51.0 million subordinated note from ArcLight. The note was purchased at par and all of the Class A units in Quest Cherokee were acquired for $100.

     The subordinated promissory note accrues interest at the rate of 15% per annum and has a maturity date of December 22, 2008. Quest Cherokee has the option to extend the maturity of the subordinated promissory note for two years. Interest on the subordinated note is payable on January 31, April 30, July 31 and October 31 of each year, commencing January 31, 2004. The entire principal amount is due at the maturity date.

     In the event that Quest Cherokee is dissolved on or before December 22, 2006 (an “Early Liquidation Event”), the holders of the subordinated promissory note will be entitled to a make-whole payment equal to the difference between the amount they have received on account of principal and interest on the subordinated promissory note and $76.5 million (150% of the original principal amount of the subordinated promissory note).

     As long as any amounts are outstanding under the Term Loan Agreement, no cash payment of interest and no payments of principal may be made on the subordinated promissory note or with respect to the membership interests in Quest Cherokee, other than certain permitted tax payments. Interest may, however, be paid in the form of the issuance of additional subordinated promissory notes with a principal amount equal to the amount of unpaid interest being paid. After the Term Loan Agreement has terminated, payments may be made with respect to the subordinated promissory notes only if all of the following conditions have been met, that include no default existing on the date any such payment is made, and no default or event of default would result from the payment , under the Revolving Credit Agreement; before and after giving effect to any such payment, the outstanding borrowings under the Revolving Credit Agreement do not exceed 90% of the borrowing base; and the total amount paid with respect to the subordinated promissory note and distributed to the equity holders of Quest Cherokee in any 12 month period does not exceed $15 million, unless the ratio of Consolidated Total Debt to EBITDA for the most recent four fiscal quarters is less than 2.0 to 1.0.

     In connection with the purchase of the subordinated promissory note, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest Cherokee owned by the Company’s subsidiaries were converted into all of the Class B units.

     Under the terms of the amended and restated limited liability company agreement for Quest Cherokee, the net cash flow of Quest Cherokee will generally be distributed 85% to the holders of the subordinated promissory notes and 15% to the holders of the Class B units until the subordinated promissory notes have been repaid. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 60% to the holders of the Class A units and 40% to the holders of the Class B units, until the holders of the subordinated notes and the Class A units have received a combined internal rate of return of 30% on their cash invested. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 30% to the holders of the Class A units and 70% to the holders of the Class B units. These percentages may be altered on a temporary basis as a result of certain permitted tax distributions to the holders of the Class B units; however, future distributions will be shifted from the Class B unit holders to the Class A unit holders until the total distributions are in line with the above percentages. In addition, if the defect value attributable to the properties contributed by the Company’s subsidiaries to Quest Cherokee exceed $2.5 million, then any distribution of net cash flow otherwise distributable to the Class B members will, instead, be distributed to the Class A member until these distributions equal such excess amount.

     In the event of an Early Liquidation Event, the holders of the subordinated promissory notes are entitled to 100% of the net cash flow until they have received the make-whole payment.

Other Long-Term Indebtedness

     The outstanding balance of on the line of credit at the Yates Center Branch Bank on February 29, 2004 was approximately $514,000. The obligations under this note were assumed by Quest Cherokee as part of the restructuring.

Wells Fargo Energy Capital Warrant

     In connection with the entering into the credit agreement with Wells Fargo Energy Capital on November 7, 2002, the Company issued a warrant to Wells Fargo Energy Capital for 1,600,000 shares of common stock with an exercise price of $0.001 per share. Under the terms of the warrant, the repayment of the Wells Fargo Energy Capital credit agreement on December 22, 2003 in connection with the Devon asset acquisition triggered a put option under the warrant in favor of Wells Fargo Energy Capital. Under the terms of the put option, Wells Fargo Energy Capital may require the Company to purchase the warrant at any time prior to November 7, 2007 for an amount equal to approximately $950,000 (which amount is equal to interest on the amounts outstanding under the Wells Fargo Energy Capital credit agreement during its term less any cash interest actually paid to Wells Fargo Energy Capital). In the event that Wells Fargo Energy Capital were to exercise the put option in the near future, the Company may have difficulty satisfying its obligations under the warrant since it does not have any readily available sources of liquidity.

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

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of February 29, 2004.

	Three Months
	Ending Feb. 29,	Years Ending Feb. 28,
	2004	2005	2006	2007	Total
		(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	1,472,000	5,741,000	5,633,000	3,292,000	16,138,000
Weighted-avg fixed price per MMBtu (1)	$5.11	$4.96	$4.62	$4.53	$4.77
Fixed-price sales	$7,518	$28,468	$26,030	$14,912	$76,928
Fair value liability (2)	$(405)	$(3,311)	$(3,082)	$(1,151)	$(7,949)

	Three Months
	Ending Feb. 29,	Years Ending Feb. 28,
	2004	2005	2006	2007	Total
		(dollars in thousands, except price data)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	398,000	1,307,000	612,000	—	2,317,000
Ceiling	398,000	1,307,000	612,000	—	2,317,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.20	$4.22	$4.25	—	$4.22
Ceiling	$5.54	$5.38	$5.30	—	$5.39
Fixed-price sales	$2,204	$7,034	$3,244	—	$12,482
Fair value liability (2)	$(36)	$(539)	$(122)	—	$(697)
Total Natural Gas Contracts:
Contract vols (MMBtu)	1,870,000	7,048,000	6,245,000	3,292,000	18,455,000
Weighted-avg fixed price per MMBtu (1)	$5.20	$5.04	$4.69	$4.53	$4.84
Fixed-price sales	$9,722	$35,502	$29,274	$14,912	$89,410
Fair value liability (2)	$(441)	$(3,850)	$(3,204)	$(1,151)	$(8,646)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

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

Off-Balance Sheet Arrangements

     At May 31, 2003 and February 29, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

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

     None

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

2.1*	Purchase and Sale Agreement by and between Devon Energy Production Company, L.P., Tall Grass Gas Services, L.L.C., and Quest Resource Corporation, dated as of the 10 th day of December, 2003 (filed as Exhibit 2.1 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004)

2.2*	Assignment Agreement by and between Quest Resource Corporation and Quest Cherokee, LLC, dated as of the 22nd day of December, 2003, assigning the Purchase and Sale Agreement. ***

2.3*	Hold Back Agreement by and between Devon Energy Production Company, L.P. and Quest Cherokee, LLC, dated as of the 22nd day of December, 2003 (filed as Exhibit 2.3 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

2.4*	Contribution, Conveyance, Assignment and Assumption Agreement by and between Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated, J-W Gas Gathering, L.L.C., Quest Cherokee, LLC and Bluestem Pipeline, LLC, dated as of the 22nd day of December, 2003 (filed as Exhibit 2.4 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

4.1*	Note Purchase Agreement by and between Quest Cherokee, LLC and Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003. (filed as Exhibit 4.1 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004)

4.2*	Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favor of and to the order of Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (filed as Exhibit 4.2 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

4.3*	Credit Agreement by and between Quest Cherokee, LLC, Bank One, NA, as administrative agent, and certain financial institutions a party thereto, dated as of the 22nd day of December, 2003 (filed as Exhibit 4.3 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

4.4*	Senior Term Second Lien Secured Credit Agreement by and between Quest Cherokee, LLC, Bluestem Pipeline, LLC, Bank One, NA, as agent, and certain lenders a party thereto, dated as of the 22nd day of December, 2003 (filed as Exhibit 4.4 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

4.5*	Pledge Agreement by Quest Cherokee, LLC, in favor of Bank One, NA, as collateral agent for the benefit of the revolving lenders under the Credit Agreement and the term lenders under the Senior Term Second Lien Secured Credit Agreement, dated as of the 22nd day of December, 2003 (filed as Exhibit 4.5 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

4.6*	Pledge Agreement by Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., in favor of Bank One, NA, as collateral agent for the benefit of the revolving lenders under the Credit Agreement and the term lenders under the Senior Term Second Lien Secured Credit Agreement, dated as of the 22nd day of December, 2003 (filed as Exhibit 4.6 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

4.7*	Collateral Agency and Intercreditor Agreement by and between Quest Cherokee, LLC, Bluestem Pipeline, LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated, J-W Gas Gathering, L.L.C., Cherokee Energy Partners LLC, Bank One, NA, in its capacity as agent under the Credit Agreement, the revolving lenders under the Credit Agreement, Bank One, NA, in its capacity as agent under the Senior Term Second Lien Secured Credit Agreement, the term lenders under the Senior Term Second Lien Secured Credit Agreement, and Bank One, NA, as collateral agent, dated as of the 22nd day of December, 2003 (filed as Exhibit 4.7 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

4.8*	Guaranty by Bluestem Pipeline, LLC in favor of Bank One, NA, in its capacity as a revolving lender under the Credit Agreement and a term lender under the Senior Term Second Lien Secured Credit Agreement, and each of the other revolving lenders under the Credit Agreement and term lenders under the Senior Term Second Lien Secured Credit Agreement, dated as of the 22nd day of December, 2003 (filed as Exhibit 4.8 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

10.1*	Membership Interest Purchase Agreement by and between Quest Cherokee, LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated, J-W Gas Gathering, L.L.C., and Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (filed as Exhibit 10.1 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

10.2*	Amended and Restated Limited Liability Company Agreement of Quest Cherokee, LLC, by and among Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (filed as Exhibit 10.2 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

10.3*	Pledge Agreement by Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., in favor of Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (filed as Exhibit 10.3 to Form 8-K of Quest Resource Corporation dated December 22, 2003 and filed with the SEC on January 6, 2004).

31.1	Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer and President of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Reports on Form 8-K

Current Report on Form 8-K dated December 15, 2003 filed with the Securities and Exchange Commission on December 16, 2003.

Current Report on Form 8-K dated December 22, 2003 filed with the Securities and Exchange Commission on December 24, 2003.

Current Report on Form 8-K/A dated December 22, 2003 filed with the Securities and Exchange Commission on January 6, 2004.

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