Form 10QSB
period 2004-08-31
QUEST RESOURCE CORP
filed 2004-10-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2004.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from                                         to                                        .

Commission file number: 0-17371

QUEST RESOURCE CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada	90-0196936

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes [XX]   No [  ]

As of October 15, 2004, the issuer had 14,129,694 shares of common stock outstanding.

Transitioned Small Business Disclosure Format (check one): Yes [  ]  No  [XX]

QUEST RESOURCE CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED AUGUST 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Except as otherwise required by the context, references in this quarterly report to “we,” “our,” “us,” “Quest” or “the Company” refer to Quest Resource Corporation and its subsidiaries, Quest Cherokee, LLC, Bluestem Pipeline, LLC, Quest Oil & Gas Corporation, Ponderosa Gas Pipeline Company, Inc., Quest Energy Service, Inc., STP Cherokee, Inc., Producers Service, Incorporated, and J-W Gas Gathering, L.L.C. Our operations are primarily conducted through Quest Cherokee, LLC, Bluestem Pipeline, LLC and Quest Energy Service, Inc.

     Our unaudited interim financial statements, including a balance sheet as of the fiscal quarter ended August 31, 2004, a statement of operations, and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year, are attached hereto as Pages F-1 through F-16 and are incorporated herein by this reference.

     The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented.

     After an internal review of financial statements and supporting documentation, management of the Company determined that certain transactions were recorded incorrectly and that the Company failed to adopt or improperly adopted various accounting pronouncements, as described below in Note 3 of the Notes to Consolidated Financial Statements. The Company has restated the financial statements for the Company’s fiscal year ended May 31, 2003 and the fiscal quarter ended August 31, 2003.

     The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended May 31, 2004.

Change in Fiscal Year End

The Company has elected to change its fiscal year end to December 31 from May 31. The Company anticipates filing a transition report on Form 10-K covering the period from June 1, 2004 to December 31, 2004.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash	$13,463,000	$3,508,000
Accounts receivable, trade	6,370,000	7,097,000
Other receivables	953,000	609,000
Deposits on acquisition	216,000	216,000
Other current assets	209,000	257,000
Short-term derivative asset	6,000	—
Inventory	1,132,000	492,000

Total current assets	22,349,000	12,179,000
Property and equipment, net of accumulated depreciation of $1,027,000 and $832,000, respectively	3,371,000	2,570,000
Pipeline assets, net of accumulated depreciation of $1,931,000 and $1,774,000, respectively	38,936,000	36,488,000
Oil and gas properties:
Properties being amortized	131,382,000	123,161,000
Properties not being amortized	25,048,000	24,662,000

	156,430,000	147,823,000
Less: Accumulated depreciation, depletion and amortization	(11,666,000)	(8,881,000)

Net property, plant and equipment	144,764,000	138,942,000

Other assets, net	4,835,000	196,000

Total assets	$214,255,000	$190,375,000

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,152,000	$3,714,000
Oil and gas payable	4,884,000	3,285,000
Accrued expenses	1,511,000	462,000
Current portion of notes payable	1,236,000	336,000
Short-term derivative liability	6,851,000	10,087,000

Total current liabilities	20,634,000	17,884,000
Non-current liabilities:
Long-term derivative liability	12,378,000	9,701,000
Asset retirement obligation	783,000	717,000
Convertible debentures	50,000	50,000
Acquisition holdback payable	638,000	638,000
Notes payable	121,771,000	105,027,000
Less current maturities	(1,236,000)	(336,000)

Non-current liabilities	134,384,000	115,797,000
Subordinated debt (including accrued interest)	56,512,000	54,459,000
Deferred income tax payable	173,000	—

Total liabilities	211,703,000	188,140,000

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized 10,000 shares issued and outstanding	—	—

The accompanying notes are an integral part of these consolidated statements.

	August 31,	May 31,
	2004	2004
	(unaudited)
Common Stock, $.001 par value, 950,000,000 shares authorized 14,129,694 and 14,112,694 shares issued and outstanding	14,000	14,000
Additional paid in capital	16,704,000	16,642,000
Accumulated other comprehensive loss	(10,452,000)	(10,629,000)
Accumulated deficit	(3,714,000)	(3,792,000)

Total stockholders’ equity	2,552,000	2,235,000

Total liabilities and stockholders’ equity	$214,255,000	$190,375,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended August 31,
	2004	2003
		(restated)
Revenue:
Oil and gas sales	$10,779,000	$3,614,000
Gas pipeline revenue	810,000	555,000
Other revenue and expense	21,000	(996,000)

Total revenues	11,610,000	3,173,000
Costs and expenses:
Oil and gas production	2,356,000	853,000
Pipeline operating	1,479,000	466,000
General and administrative	1,017,000	337,000
Depreciation, depletion and amortization	3,032,000	721,000

Total costs and expenses	7,884,000	2,377,000

Operating income	3,726,000	796,000

Other income (expense):
Change in derivative fair value	663,000	3,804,000
Interest income	4,000	—
Interest expense	(4,258,000)	(353,000)

Total other income (expense)	(3,591,000)	3,451,000

Income before income taxes and cumulative effect of accounting change	135,000	4,247,000
Income tax expense - deferred	(54,000)	(1,699,000)

Net income before cumulative effect of accounting change	81,000	2,548,000
Cumulative effect of accounting change, net of income taxes of $19,000	—	(28,000)

Net income	81,000	2,520,000
Other comprehensive income, net of tax:
Change in fixed-price contract and other derivative fair value, net of tax of $594,000	(891,000)	—
Reclassification adjustments — contract settlements, net of tax of ($712,000)	1,068,000	—

Other comprehensive income	177,000	—

Comprehensive income	$258,000	$2,520,000

Net income	81,000	2,520,000
Preferred stock dividends	(3,000)	(3,000)

Net income available to common shareholders	$78,000	$2,517,000

Earnings per common share - basic:
Income before cumulative effect of accounting change	$0.01	$0.18
Cumulative effect of accounting change	—	—

	$0.01	$0.18

Earnings per common share - diluted:
Income before cumulative effect of accounting change	$0.01	$0.16
Cumulative effect of accounting change	—	—

	$0.01	$0.16

Weighted average common and common equivalent shares outstanding:
Basic	14,114,357	13,802,720
Diluted	15,713,991	15,454,325

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income	$81,000	$2,520,000
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and depletion	3,149,000	721,000
Change in derivative fair value	(663,000)	(3,804,000)
Accrued interest on subordinated note	2,053,000	—
Cumulative effect of accounting change	—	47,000
Deferred income taxes	54,000	1,680,000
Accretion of line of credit	—	85,000
Stock issued for audit committee fees	62,000	—
Amortization of loan origination fees	257,000	12,000
Amortization of deferred hedging gains	393,000	—
Change in assets and liabilities:
Accounts receivable	383,000	(74,000)
Other current assets	48,000	(21,000)
Inventory	(641,000)	(149,000)
Accounts payable	2,440,000	(56,000)
Oil and gas payable	1,598,000	115,000
Accrued expenses	1,049,000	51,000

Net cash provided by operating activities	10,263,000	1,127,000
Cash flows from investing activities:
Purchase of equipment, development and leasehold costs	(12,160,000)	(3,848,000)
Change in other assets	(35,000)	—

Net cash used in investing activities	(12,195,000)	(3,848,000)
Cash flows from financing activities:
Proceeds from bank borrowings	120,563,000	808,000
Repayments of note borrowings	(103,818,000)	—
Dividends paid	(3,000)	—
Refinancing costs – UBS	(4,855,000)	—

Net cash provided by financing activities	11,887,000	808,000
Net increase (decrease) in cash	9,955,000	(1,913,000)
Cash, beginning of period	3,508,000	2,689,000

Cash, end of period	$13,463,000	$776,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2005. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2004.

     Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Subsidiaries

     The Company’s subsidiaries consist of:

•	Quest Cherokee, LLC, a Delaware limited liability company (“Quest Cherokee”),

•	Bluestem Pipeline, LLC, a Delaware limited liability company (“Bluestem”),

•	Quest Energy Service, Inc., a Kansas corporation (“QES”),

•	Quest Oil & Gas Corporation, a Kansas corporation (“QOG”),

•	Ponderosa Gas Pipeline Company, a Kansas corporation (“PGPC”),

•	Producers Service, Incorporated, a Kansas corporation (“PSI”),

•	J-W Gas Gathering, L.L.C., a Kansas limited liability (“J-W Gas”),

•	STP Cherokee, Inc., an Oklahoma corporation (“STP”), and

•	Quest Cherokee Oilfield Service, LLC, a Delaware limited liability company (“QCOS”).

     QES, QOG, PGPC and STP are wholly owned by the Company. PGPC owns all of the outstanding capital stock of PSI and PSI is the sole member of J-W Gas. QES, QOG, PGPC, STP, PSI and J-W Gas collectively own all of the outstanding Class B Units of Quest Cherokee. Cherokee Energy Partners, LLC, a wholly owned subsidiary of ArcLight Energy Partners Fund I, L.P. (“ArcLight”), owns all of the Class A Units of Quest Cherokee. Quest Cherokee is the sole member of Bluestem and QCOS.

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

     Quest Cherokee, has two classes of membership units, Class A that is controlled by ArcLight, and Class B that is owned and controlled by Quest Resource Corporation though several of its wholly owned subsidiaries. The Class A member made capital contributions of $100 and the Class B members contributed natural gas and oil properties with an agreed upon value of $51 million. For financial reporting purposes, the properties transferred to Quest Cherokee by the Company and its subsidiaries, were transferred at historical cost.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

subordinated notes and the Class A units have received a combined internal rate of return of 30% on their cash invested. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 30% to the holders of the Class A units and 70% to the holders of the Class B units.

     Since the Company is anticipated to ultimately control 70% of the cash flows, the results of operation of Quest Cherokee have been included in these consolidated financial statements. For the period from inception through August 31, 2004, Quest Cherokee incurred operating losses. Operating losses are allocated 30% to the minority members until their membership interest of $100 is reduced to zero, thereafter all losses are allocated 100% to the Company.

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

Common Stock

     During the quarter ended August 31, 2004, the Company granted a total of 25,000 shares of its common stock to Mr. Garrison as compensation for services on the Company’s audit committee during the period from June 6, 2003 to May 31, 2005. Of the shares granted, 17,000 shares were issued with a value of $62,000 for financial reporting purposes. The remaining 8,000 shares are restricted and subject to forfeiture in the event that Mr. Garrison resigns from the Company’s audit committee before May 31, 2005 and will be issued when the restrictions have lapsed.

Accounting for Derivative Instruments and Hedging Activities

     The Company seeks to reduce its exposure to unfavorable changes in natural gas prices by utilizing energy swaps and collars (collectively “fixed-price contracts”). In the first quarter of fiscal 2001, the Company adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

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

3. RESTATEMENT OF FINANCIAL STATEMENTS

     The Company restated its financial statements for the fiscal year ended May 31, 2003 and the fiscal quarter ended August 31, 2003. This restatement of the Company’s financial statements was reported in the annual report on Form 10-KSB/A (amendment No. 2) for the fiscal year ended May 31, 2003 and the quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003.

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

     The effect of the restatement of the financial statements on the net income for the fiscal quarter ended August 31, 2003 is as follows for the period set forth below:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
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

     The effect of the restatement of the financial statements on the net income per share for the fiscal quarter ended August 31, 2003 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Statement of Operations data for the quarter ended August 31, 2003:
Net income per common share - basic	$.18	$.04
Net income per common share - diluted	$.16	$.04

     The effect of the restatement of the financial statements on the Balance Sheet for the fiscal quarter ended August 31, 2003 is as follows for the period set forth below:

		As Previously
	As Restated	Reported
Balance Sheet data as of August 31, 2003:
Total assets	$40,234,000	$38,444,000
Total liabilities	$25,242,000	$23,553,000
Total stockholders’ equity	$14,992,000	$14,891,000

4. ACQUISITIONS

     The Company acquired approximately 80 miles of an inactive oil pipeline for approximately $1.0 million on August 10, 2004. The Company intends to convert this former oil pipeline into a natural gas pipeline. The acquisition was funded with a portion of the remaining net proceeds from the $120 million term loan under the new credit facility with UBS. Additionally, the Company acquired 8 wells and approximately 8,000 acres in the Cherokee Basin on August 6, 2004 for $750,000.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

5. LONG–TERM DEBT

August 31, 2004
Long-term debt consists of the following:
Senior credit facility :
Term loan	$120,000,000
Revolving loan	—
Notes payable to banks, finance companies and related parties, secured by equipment and vehicles, due in installments through February 2008 with interest rates ranging from 5.5% to 11.5% per annum	1,771,000
Convertible debentures – unsecured; interest accrues at 8% per annum	50,000

Total long-term debt	121,821,000
Less - current maturities	1,236,000

Total long term debt, net of current maturities	$120,585,000

Subordinated debt (inclusive of accrued interest)	$56,512,000

UBS Credit Facility

     On July 22, 2004, Quest Cherokee entered into a new syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the “UBS Credit Agreement”). The UBS Credit Agreement provides for a $120 million six year term loan that was fully funded at closing (the “UBS Term Loan”) and a $20 million five year revolving credit facility that can be used to issue letters of credit and fund future working capital needs and general corporate purposes (the “UBS Revolving Loan”). As of August 31, 2004, Quest Cherokee had approximately $5 million of letters of credit issued under the UBS Revolving Loan. Letters of credit issued under the UBS Revolving Loan reduce the amount that can be borrowed thereunder. The UBS Credit Agreement also contains a $15 million “synthetic” letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee’s natural gas hedging program. A portion of the proceeds from the UBS Term Loan were used to repay the Bank One credit facilities. After the repayment of the Bank One credit facilities and payment of fees and other obligations related to this transaction, Quest Cherokee had approximately $9 million of cash at closing from the proceeds of the UBS Term Loan and $15 million of availability under the UBS Revolving Loan.

     Interest accrues under both the UBS Term Loan and the UBS Revolving Loan, at Quest Cherokee’s option, at either (i) a rate equal to the greater of the corporate “base rate” established by UBS AG, Stamford Branch, or the federal funds effective rate plus 0.50% (the “Alternative Base Rate”), plus the applicable margin (2.75% for revolving loans and 3.00% for term loans), or (ii) LIBOR, as adjusted to reflect the maximum rate at which any reserves are required to be maintained against Eurodollar liabilities (the “Adjusted LIBOR Rate”), plus the applicable margin (3.75% for revolving loans and 4.00% for term loans). In the event of a default under either the UBS Term Loan or the UBS Revolving Loan, interest will accrue at the applicable rate, plus an additional 2% per annum. Quest Cherokee pays an annual fee on the synthetic letter of credit facility equal to 4.00% of the amount of the facility.

     The UBS Credit Agreement may be repaid at any time without any premium or prepayment penalty. An amount equal to $300,000 (0.25% of the original principal balance of the UBS Term Loan) is required to be repaid each quarter, commencing December 31, 2004. In addition, Quest Cherokee is required to semi-annually apply 50% of Excess Cash Flow (or 25% of Excess Cash Flow, if the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee’s proved mineral interests to Total Net Debt is greater than or equal to 2.25:1.0) to repay the UBS Term Loan. “Excess Cash Flow” for any semi-annual period is generally defined as net cash flow from operations for that period less (1) principal payments of the UBS Term Loan made during the period, (2) the lower of actual capital expenditures or budgeted capital expenditures during the period and

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

(3) permitted tax distributions made during the period or that will be paid within six months after the period. “Total Net Debt” is generally defined as funded indebtedness less up to $10 million of unrestricted cash.

     The UBS Credit Agreement is secured by a lien on substantially all of the assets of Quest Cherokee (other than the pipeline assets owned by Bluestem) and a pledge of the membership interest in Bluestem. Bluestem also guaranteed Quest Cherokee’s obligations under the UBS Credit Agreement.

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

     Under the UBS Credit Agreement, no payments may be made on the ArcLight subordinated promissory note nor may any distributions be made to the members of Quest Cherokee until after the November 30, 2004 reserve report has been delivered to the lenders. After that date, payments may be made with respect to the subordinated promissory note and distributions made to the members of Quest Cherokee semi-annually, but only if all of the following conditions have been met:

•	no default exists on the date any such payment is made, and no default or event of default would result from the payment, under the UBS Credit Agreement.

•	for the most recent four consecutive quarters, the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee’s proved mineral interests to Total Net Debt is at least 1.75:1.0 and the ratio of Total Net Debt to Consolidated EBITDA does not exceed 3.00:1.0, in each case, after giving effect to such payment. “Consolidated EBITDA” is generally defined as consolidated net income, plus interest expense, amortization, depreciation, taxes and non-cash items deducted in computing consolidated net income and minus non-cash items added in computing consolidated net income.

•	The amount of such semi-annual payments do not exceed Quest Cherokee’s Excess Cash Flow during the preceding half of the fiscal year less (1) the amount of Excess Cash Flow required to be applied to repay the UBS Term Loan, and (2) any portion of the Excess Cash Flow that is used to fund capital expenditures.

•	The UBS Credit Agreement provides that it is an event of default if a “change of control” occurs. A “change of control” is defined to include Bluestem, or any other wholly owned subsidiary of Quest Cherokee no longer being wholly owned by Quest Cherokee; ArcLight and the Company collectively ceasing to own at least 51% of the equity interests and voting stock of Quest Cherokee; or Mr. Cash ceasing to be an executive officer of Quest Cherokee, unless a successor reasonably acceptable to UBS AG, Stamford Branch is appointed within 60 days.

     In connection with the UBS Credit Agreement, the maturity date of the subordinated promissory note issued to ArcLight was extended to the later of October 22, 2010 and the maturity date of the UBS Term Loan, subject to extension until December 22, 2010.

Wells Fargo Energy Capital Warrant.

     In connection with entering into the credit agreement with Wells Fargo Energy Capital on November 7, 2002, the Company issued a warrant to Wells Fargo Energy Capital for 1,600,000 shares of common stock with an exercise price of $0.001 per share. Under the terms of the warrant, the repayment of the Wells Fargo Energy Capital credit agreement on December 22, 2003 in connection with the Devon asset acquisition triggered a put option under the warrant in favor of Wells Fargo Energy Capital. Under the terms of the put option, Wells Fargo Energy Capital may require the Company to purchase the warrant at any time prior to November 7, 2007 for an amount equal to approximately $950,000 (which amount is calculated as if interest was borne at the rate of 18% on the amounts outstanding under the Wells Fargo Energy Capital credit agreement during its term less

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

any cash interest actually paid to Wells Fargo Energy Capital). In the event that Wells Fargo Energy Capital were to exercise the put option in the near future, the Company may have difficulty satisfying its obligations under the warrant since it does not have any readily available sources of liquidity, as this is a Company obligation and not an obligation of Quest Cherokee, LLC.

Other Long-Term Indebtedness.

     QES has two promissory notes with authorized credit limits of $440,000 and $100,000 each. The $440,000 note matures on February 19, 2008, bears interest at the annual rate of 7% per annum, requires a monthly payment based upon a 60 month amortization, is secured by equipment and rolling stock, and had a principal balance outstanding on August 31, 2004 of $402,000. The $100,000 note matures on November 4, 2004, bears interest at the annual rate of 7% per annum, is secured by the inventory of parts and materials, and had a principal balance outstanding on August 31, 2004 of $100,000. The obligations under these notes were assumed by Quest Cherokee as part of the restructuring of the Company’s operations in connection with the acquisition of natural gas leases and related pipelines and equipment from Devon Energy Production Company, L.P. and Tall Grass Gas Services, LLC in December 2003.

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

     STP was named as Defendant in a lawsuit (Case #CJ-2003-137) filed by Plaintiff Davis Operating Company on October 14, 2003 in the District Court of Craig County, Oklahoma. Plaintiff was alleging improper operation of a gas gathering system. The plaintiff was seeking unspecified actual and punitive damages as a result of the alleged improper operations by STP. The case was heard by jury trial in September 2004 and the Plaintiff was awarded a claim of approximately $178,000 against the Company. The Company is reviewing the case to determine if an appeal will be filed.

     Like other natural gas and oil producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

7. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas Hedging Activities

     The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the three months ended August 31, 2004, fixed-price contracts hedged 84.0% of the Company’s natural gas production. As of August 31, 2004, fixed-price contracts are in place to hedge 25.0 Bcf of estimated future natural gas production. Of this total volume, 6.0 Bcf are hedged for fiscal 2005 and 19.0 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB for the year ended May 31, 2004 for a more detailed discussion of the fixed-price contracts.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of August 31, 2004.

	Nine Months Ending May 31,	Years Ending May 31,
	2005	2006	2007	2008	2009	Total
		(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	4,177,000	5,633,000	3,292,000	—	—	13,102,000
Weighted-avg fixed price per MMBtu (1)	$4.92	$4.62	$4.53	—	—	$4.70
Fixed-price sales	$20,565	$26,030	$14,912	—	—	$61,507
Fair value, net	$(4,325)	$(8,065)	$(3,629)	—	—	$(16,019)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	1,786,000	2,437,000	2,580,000	3,356,000	1,712,000	11,871,000
Ceiling	1,786,000	2,437,000	2,580,000	3,356,000	1,712,000	11,871,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.90	$5.26	$5.03	$4.71	$4.50	$4.89
Ceiling	$5.98	$6.31	$6.05	$5.72	$5.52	$5.92
Fixed-price sales (2)	$10,679	$15,367	$15,598	$19,189	$9,450	$70,283
Fair value, net	$(778)	$(517)	$(701)	$(879)	$(329)	$(3,204)
Total Natural Gas Contracts:
Contract vols (MMBtu)	5,963,000	8,070,000	5,872,000	3,356,000	1,712,000	24,973,000
Weighted-avg fixed price per MMBtu (1)	$5.24	$5.13	$5.20	$5.72	$5.52	$5.28
Fixed-price sales (2)	$31,244	$41,397	$30,510	$19,189	$9,450	$131,790
Fair value, net	$(5,103)	$(8,582)	$(4,330)	$(879)	$(329)	$(19,223)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

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

     All fixed-price contracts have been executed in connection with the Company’s natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended August 31, 2004 and 2003, oil and gas sales included $1,781,000 and $0, respectively, of losses associated with realized losses under fixed-price contracts.

     For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended August 31, 2004 and 2003, other revenue and expense included $105,000 and $818,000, respectively, of losses associated with realized losses under fixed-price contracts.

     For fixed-price contracts qualifying as cash flow hedges, changes in fair value for volumes not yet settled are shown as adjustments to other comprehensive income. For those contracts not qualifying as cash flow hedges, changes in fair value for

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

volumes not yet settled are recognized in change in derivative fair value in the statement of operations. The fair value of all fixed-price contracts are recorded as assets or liabilities in the balance sheet.

     Change in derivative fair value in the statements of operations for the three months ended August 31, 2004 and 2003 is comprised of the following:

	Three Months Ended
	August 31, 2004	August 31, 2003
		(restated)
Change in fair value of derivatives not qualifying as cash flow hedges	$712,000	$3,804,000
Amortization of derivative fair value gains and losses recognized in earnings prior to actual cash settlements	275,000	—
Ineffective portion of derivatives qualifying as cash flow hedges	(324,000)	—

	$663,000	$3,804,000

     The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

     The change in carrying value of fixed-price contracts in the balance sheet since May 31, 2004 resulted from a decrease in market prices for natural gas. Derivative assets and liabilities reflected as current in the August 31, 2004 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas as of the balance sheet date.

Fair Value of Financial Instruments

     The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of August 31, 2004 and May 31, 2004 and the methods and assumptions used to estimate their fair value:

	August 31, 2004	May 31, 2004
Derivative assets:
Fixed-price natural gas collars	$6,000	$—
Derivative liabilities:
Fixed-price natural gas collars	$(3,210,000)	$(1,644,000)
Fixed-price natural gas swaps	$(16,019,000)	$(18,144,000)
Bank debt	$(120,000,000)	$(103,700,000)
Other financing agreements	$(1,821,000)	$(1,377,000)
Subordinated debt (inclusive of accrued interest)	$(56,512,000)	$(54,459,000)

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

     The fair value of fixed-price contracts as of August 31, 2004 and May 31, 2004 was estimated based on market prices of natural gas for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates based upon the current market for

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

interest rates. The fair value of derivative instruments that contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. See – Natural Gas Hedging Activities.

     Derivative assets and liabilities reflected as current in the August 31, 2004 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for gas as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

8. EARNINGS PER SHARE

     SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share for the three months ended August 31, 2004, because their effect was anti-dilutive.

•	the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 40,000 common shares); and

•	the assumed conversion of convertible debt (convertible into 4,000 common shares).

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended August 31, 2004:
Net income	$81,000
Preferred stock dividends	(3,000)

Basic EPS income available to common shareholders	$78,000	14,114,357	$0.01

Effect of dilutive securities:
Warrant issued to Wells Fargo	—	1,599,634

Diluted EPS income available to common shareholders	$78,000	15,713,991	$0.01

For the three months ended August 31, 2003 (restated):
Income before cumulative effect of accounting change, net of tax	$2,548,000
Preferred stock dividends	(3,000)

Basic EPS income available to common shareholders before cumulative effect of accounting change, net of tax	$2,545,000	13,802,720	$0.18

Effect of dilutive securities:
Assumed conversion as of the beginning of the period of preferred shares outstanding during the period:
Preferred stock dividends	3,000
Common shares assumed issued for 10% convertible preferred stock	—	40,000
Assumed conversion as of the beginning of the period of convertible debt outstanding during the period:
Interest expense	2,000
Common shares assumed issued for 8% convertible debt	—	8,127
Common shares assumed issued for 10% convertible debt	—	4,063
Warrant issued to Wells Fargo	—	1,599,415

Diluted EPS income available to common shareholders	$2,550,000	15,454,325	$0.16

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(UNAUDITED)

     The following table provides a roll forward of the asset retirement obligations for the three months ended August 31, 2004.

Three Months
Ended
August 31, 2004
Asset retirement obligation beginning balance	$717,000
Liabilities incurred	56,000
Liabilities settled	(2,000)
Accretion expense	12,000
Revisions in estimated cash flows	—

Asset retirement obligation ending balance	$783,000

10. SUBSEQUENT EVENTS

     The Company acquired certain assets from Consolidated Oil Well Services on September 15, 2004 in the amount of $4.1 million. The assets consist of cementing, acidizing and fracturing equipment and a related office building and storage facility in Chanute, Kansas. The acquisition was funded with a portion of the remaining net proceeds from the $120 million term loan under the UBS Credit Agreement.

     The Company formed Quest Cherokee Oilfield Service, LLC (“QCOS”) to acquire the Consolidated assets and transferred all existing field assets (vehicles and equipment) and field personnel to QCOS. Under the terms of the UBS Credit Agreement, QCOS is required to become a guarantor of the UBS Credit Agreement and to pledge its assets as security for its guarantee.

     No other material subsequent events have occurred that warrant disclosure since the balance sheet date.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Information

     This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our report on Form 10-KSB for the fiscal year ended May 31, 2004 and Exhibit 99.1 “Risk Factors” to this report for a listing of some of these factors.

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

Restatement of Financial Statements

     After an internal review of financial statements and supporting documentation, management of the Company determined that certain transactions were recorded incorrectly and that the Company failed to adopt or improperly adopted various accounting pronouncements, as described in Note 3 of the Notes to Consolidated Financial Statements. The Company restated the financial statements for the Company’s fiscal year ended May 31, 2003 in the annual report on Form 10-KSB/A (amendment No. 2) for the fiscal year ended May 31, 2003 and the fiscal quarter ended August 31, 2003, in the quarterly report on Form 10-QSB/A for the fiscal quarter ended August 31, 2003. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended May 31, 2004.

Business of Issuer

     Quest Resource Corporation (“Quest” or the “Company”) is an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coalbed methane) in a ten county region in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. The Company also owns and operates a gas gathering pipeline network of approximately 900 miles in length within this basin. Quest’s main focus is upon the development of the Company’s coalbed methane gas reserves in the Company’s pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to the Company or Quest include the Company’s operating subsidiaries.

Significant Developments During The Three Months Ended August 31, 2004

     The Company has continued its development of new wells and the construction of supporting pipeline infrastructure. During the three months ended August 31, 2004, we drilled 132 new wells which are being completed for gas production. We also connected 74 new wells into the gas pipeline network during the same three-month period. This required the construction of approximately 30 miles of pipelines to gather gas and water from the new wells before they could become operational.

     Significant developments accomplished during the three months ended August 31, 2004 are described below:

     On July 22, 2004, Quest Cherokee entered into a new syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the “UBS Credit Agreement”). The UBS Credit Agreement provides for a $120 million six year term loan that was fully funded at closing (the “UBS Term Loan”) and a $20 million five year revolving credit facility that can be used to issue letters of credit and fund future working capital needs and general corporate purposes (the “UBS Revolving Loan”). At closing, approximately $5 million of the UBS Revolving Loan was utilized for the issuance of letters of credit. The UBS Credit Agreement also contains a $15 million “synthetic” letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee’s natural gas hedging program. A portion of the proceeds from the UBS Term Loan were used to repay the Bank One credit facilities.

     The Company entered into an asset purchase agreement and a real estate purchase agreement on August 19, 2004 to acquire certain assets from Consolidated Oil Well Services in the amount of $4.1 million. The assets consist of cementing, acidizing and fracturing equipment and a related office building and storage facility in Chanute, Kansas. The acquisition closed on

September 15, 2004 and was funded with a portion of the remaining net proceeds from the $120 million term loan under the new credit facility with UBS.

     Additionally, the Company acquired 8 wells and approximately 8,000 acres in the Cherokee Basin on August 6, 2004 for $750,000.

Results of Operations

     The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended May 31, 2004. Comparisons made between reporting periods herein are for the three month period ended August 31, 2004 as compared to the same period in 2003. In making comparisons to the year-earlier period, it is important to note that the quarter ended August 31, 2004 includes the December 22, 2003 Devon asset acquisition. Therefore, caution should be exercised in making comparisons between the three month period ended August 31, 2004, and August 31, 2003.

Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003

     Total revenues of $11.6 million for the fiscal quarter ended August 31, 2004 represents an increase of 266% when compared to total revenues of $3.2 million for the fiscal quarter ended August 31, 2003. This increase was achieved by a combination of the addition of more producing wells, the Devon asset acquisition in December 2003, and the Company’s aggressive new well development program.

     The increase in oil and gas sales from $3.6 million for the fiscal quarter ended August 31, 2003 to $10.8 million for the fiscal quarter ended August 31, 2004 and the increase in gas pipeline revenue from $555,000 to $810,000 resulted from the Devon asset acquisition, and the additional wells and pipelines acquired or completed during the past 12 months. The Devon asset acquisition and the additional wells acquired or completed contributed to the production of 2,198,000 mcf of net gas for the fiscal quarter ended August 31, 2004, as compared to 693,000 net mcf produced in the prior fiscal quarter. The Company’s product prices on an equivalent basis (mcfe) increased from $5.08 mcfe average for the fiscal quarter ended August 31, 2003 to $5.72 mcfe average for the fiscal quarter ended August 31, 2004. For the quarter ended August 31, 2004, the net product price, after accounting for hedge settlements of $1.8 million during the quarter, averaged $4.90 mcfe. For the quarter ended August 31, 2003, the net product price, after accounting for hedging settlement of $818,000 during the quarter, averaged $3.78 mcfe. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future.

     Other expense for the three months ended August 31, 2003 was $996,000 resulting from recording the loss on hedge settlements as compared to other revenue of $21,000 for the three month period ended August 31, 2004.

     The operating costs for the quarter ended August 31, 2004 totaled $2.4 million, which is a 176% increase over the operating costs of $853,000 incurred for the quarter ended August 31, 2003. Lease operating costs per mcf for the fiscal quarter ended August 31, 2004 were $1.07 per mcf as compared to $1.23 per mcf for the fiscal quarter ended August 31, 2003, representing a 13% decrease. Pipeline operating costs increased by 217% from $466,000 for the fiscal quarter August 31, 2003 to $1.5 million for the fiscal quarter August 31, 2004. The decrease in lease operating cost per mcf is due primarily to an increase in the allocation of field employee time spent developing pipeline infrastructure and a decrease in the amount of time spent servicing the wells. The substantial cost increases incurred in the oil and gas production costs categories are due to the Devon asset acquisition, the number of wells acquired, completed and operated during the quarter and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization by 320% to $3.0 million from $721,000 is a result of the increased number of producing wells and miles of pipelines acquired and developed, the higher volumes of gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the Devon asset acquisition.

     General and administrative expenses increased by 202% to $1.0 million for the quarter ended August 31, 2004 from $337,000 for the same period in the prior fiscal year, due to the Devon asset acquisition, the increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company’s internal controls and financial reporting.

     Interest expense increased to $4.3 million for the fiscal quarter ended August 31, 2004 from $353,000 for the fiscal quarter ended August 31, 2003, due to the increase in the Company’s outstanding borrowings related to the Devon asset acquisition and equipment, development and leasehold expenditures.

     Change in derivative fair value was a non-cash gain of $663,000 for the three months ended August 31, 2004, which included a $712,000 gain attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, and a $275,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, partially offset by a loss of $324,000 relating to hedge ineffectiveness. Change in derivative fair value was a non-cash net gain of $3.8 million for the three months ended August 31, 2003, which was attributable to the change in fair value for derivatives that did not qualify as cash flow hedges pursuant to SFAS 133. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company generated income before income taxes of $135,000, compared to income before income taxes and cumulative effect of accounting change of $4.3 million for the quarter ended August 31, 2003.

     The income tax expense for the August 31, 2004 quarter was $54,000 compared to income tax expense of $1.7 million being recorded for the August 31, 2003 quarter.

     The Company recorded net income of $81,000 for the quarter ended August 31, 2004 as compared to net income of $2.5 million for the quarter ended August 31, 2003, each period inclusive of the non-cash net gain derived from the change in derivative fair value as stated above.

Capital Resources and Liquidity

     At August 31, 2004, the Company had current assets of $22.3 million, working capital (current assets minus current liabilities, excluding the short-term derivative assets and liabilities) of $9.2 million and had generated $10.3 million net cash from operations during the quarter.

     During the quarter ended August 31, 2004, a total of approximately $12.1 million was invested in new natural gas wells and properties, new pipeline facilities, and other additional capital items. This investment was substantially funded by operational cash flow, with the balance being funded by additional borrowings under the Company’s credit facilities.

     Net cash provided from operating activities increased from $1.1 million for the quarter ended August 31, 2003 to $10.3 million for the quarter ended August 31, 2004 due primarily to the expanded operations of the Company as discussed above.

     The Company’s adjusted working capital (current assets minus current liabilities, excluding the short-term derivative assets and liabilities) was $9.2 million at August 31, 2004, compared to $4.4 million, excluding the short-term derivative liability of $10.1 million, at May 31, 2004. The increase results from the excess proceeds under the UBS Term Loan and the expanded operations, including the completion of the Devon acquisition. Additionally, inventory, accounts payable, oil and gas payable and accrued expenses balances increased as the Company continues to expand its operations. There is a substantial increase in payables on the balance sheet for August 31, 2004 as compared to May 31, 2004. This increase is largely due to the substantial increase in operating activity being conducted by the Company.

     The Company intends to continue acquiring property and developing additional wells. The Company’s current objective is to develop approximately 380 wells per year, which will require a capital investment of approximately $28 million per year to drill and develop. Management anticipates funding a significant portion of the higher rate of new well development with internally generated cash flow and bank financing through the new credit facilities with UBS. See Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report. However, no assurances are given that such sources will be sufficient to fund the Company’s anticipated level of new well development. In the event that additional financing is required, the Company could seek to borrow additional funds or sell equity securities. However, no assurances are given that the Company would be able to obtain such financing on terms favorable to Quest, if at all.

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

     Subsequent to the quarter ended August 31, 2004, the Company acquired certain assets from Consolidated Oil Well Services on September 15, 2004 in the amount of $4.1 million. The assets consist of cementing, acidizing and fracturing equipment and a related office building and storage facility in Chanute, Kansas. Both of these acquisitions were funded with a portion of the remaining net proceeds from the $120 million term loan under the new credit facility with UBS in July 2004.

     Although the Company believes that it will have adequate additional reserves and other resources to support the expanded development plans, no assurance can be given that the Company will be able to obtain funding sufficient to support all of its’ development plans or that such funding will be on terms favorable to the Company.

Other Long-Term Indebtedness

     QES has two promissory notes with authorized credit limits of $440,000 and $100,000 each. The $440,000 note matures on February 19, 2008, bears interest at the annual rate of 7% per annum, requires a monthly payment based upon a 60 month amortization, is secured by equipment and rolling stock, and had a principal balance outstanding on August 31, 2004 of $402,000. The $100,000 note matures on November 4, 2004, bears interest at the annual rate of 7% per annum, is secured by the inventory of parts and materials, and had a principal balance outstanding on August 31, 2004 of $100,000. The obligations under this note were assumed by Quest Cherokee as part of the restructuring.

Wells Fargo Energy Capital Warrant

     In connection with the entering into the credit agreement with Wells Fargo Energy Capital on November 7, 2002, the Company issued a warrant to Wells Fargo Energy Capital for 1,600,000 shares of common stock with an exercise price of $0.001 per share. Under the terms of the warrant, the repayment of the Wells Fargo Energy Capital credit agreement on December 22, 2003 in connection with the Devon asset acquisition triggered a put option under the warrant in favor of Wells Fargo Energy Capital. Under the terms of the put option, Wells Fargo Energy Capital may require the Company to purchase the warrant at any time prior to November 7, 2007 for an amount equal to approximately $950,000 (which amount is calculated as if interest was borne at the rate of 18% on the amounts outstanding under the Wells Fargo Energy Capital credit agreement during its term less any cash interest actually paid to Wells Fargo Energy Capital). In the event that Wells Fargo Energy Capital were to exercise the put option in the near future, the Company may have difficulty satisfying its obligations under the warrant since it does not have any readily available sources of liquidity, as this is a Company obligation and not an obligation of Quest Cherokee, LLC.

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

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of August 31, 2004.

	Nine Months
	Ending May 31,	Years Ending May 31,
	2005	2006	2007	2008	2009	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	4,177,000	5,633,000	3,292,000	—	—	13,102,000
Weighted-avg fixed price per MMBtu (1)	$4.92	$4.62	$4.53	—	—	$4.70
Fixed-price sales	$20,565	$26,030	$14,912	—	—	$61,507
Fair value, net	$(4,325)	$(8,065)	$(3,629)	—	—	$(16,019)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	1,786,000	2,437,000	2,580,000	3,356,000	1,712,000	11,871,000
Ceiling	1,786,000	2,437,000	2,580,000	3,356,000	1,712,000	11,871,000
Weighted-avg fixed price per MMBtu (1):
Floor	$4.90	$5.26	$5.03	$4.71	$4.50	$4.89
Ceiling	$5.98	$6.31	$6.05	$5.72	$5.52	$5.92
Fixed-price sales (2)	$10,679	$15,367	$15,598	$19,189	$9,450	$70,283
Fair value, net	$(778)	$(517)	$(701)	$(879)	$(329)	$(3,204)
Total Natural Gas Contracts:
Contract vols (MMBtu)	5,963,000	8,070,000	5,872,000	3,356,000	1,712,000	24,973,000
Weighted-avg fixed price per MMBtu (1)	$5.24	$5.13	$5.20	$5.72	$5.52	$5.28
Fixed-price sales (2)	$31,244	$41,397	$30,510	$19,189	$9,450	$131,790
Fair value, net	$(5,103)	$(8,582)	$(4,330)	$(879)	$(329)	$(19,223)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

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

Off-Balance Sheet Arrangements

     At May 31, 2004 and August 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

Item 3. Controls and Procedures.

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

     It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     As previously disclosed in the Company’s Form 10-KSB/A for fiscal year 2003 filed on September 10, 2004, the Company made certain changes in its internal control over financial reporting during the quarter ended August 31, 2004 in response to the discovery of certain accounting errors that led to the restatement of its financial statements. Please refer to Part II, Item 8A-Controls and Procedures in the 2003 Form 10-KSB/A for a more detailed discussion of these changes.

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

     See Part I, Item 1, Note 6 to our consolidated financial statements entitled “Commitments and Contingencies”, which is incorporated herein by reference.

     In addition, the Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

     On August 23, 2004, the Company granted a total of 25,000 shares of its common stock to Mr. John Garrison as compensation for services on the Company’s audit committee during the period from June 6, 2003 to May 31, 2005. Of the shares granted, 17,000 shares were issued with a value of $62,000 for financial reporting purposes. The remaining 8,000 shares are restricted and subject to forfeiture in the event that Mr. Garrison resigns from the Company’s audit committee before May 31, 2005 and will be issued when the restrictions have lapsed. The issuance of the shares is exempt from registration pursuant to either Section 4(2) of the Securities Act.

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

4.1	Credit Agreement dated as of July 22, 2004 among Quest Cherokee, LLC, the guarantors listed therein, UBS Securities, LLC, as arranger, documentation agent and syndication agent, UBS AG, Stamford Branch, as issuing bank, LC Facility issuing bank, administrative agent and collateral agent, UBS Loan Finance LLC as swingline lender, and certain financial institutions a party thereto.

4.2	Loan Transfer Agreement dated as of July 22, 2004 among Quest Cherokee, LLC, Bluestem Pipeline, LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc, STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service, Incorporated, J-W Gas Gathering, LLC, Cherokee, Energy Partners, LLC, Bank One, NA, as administrative agent, issuing bank and collateral agent, and UBS, AG, Standford Branch, as administrative agent and collateral agent.

4.3	Security Agreement dated as of July 22, 2004 by Quest Cherokee, LLC and the guarantors listed on the signature page thereof and UBS AG, Stamford Branch, as collateral agent.

4.4	Assignment of and Amendment to Mortgage dated as of July 22, 2004 by Bank One, NA, as collateral agent for the existing lenders, to UBS AG, Stamford Branch, as collateral agent for secured parties, and Quest Cherokee, LLC.

4.5	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Quest Cherokee, LLC to UBS AG, Stamford Branch, as Collateral Agent for secured parties, dated July 22, 2004.

4.6	Assignment, Assumption and Consent Agreement dated as of July 22, 2004 between Quest Cherokee, LLC, UBS AG, Bank One, NA and JP Morgan Chase Bank.

4.7	First Amendment to Note Purchase Agreement by and between Quest Cherokee, LLC and Cherokee Energy Partners LLC, dated as of July 22, 2004.

4.8	Amended and Restated Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favour of and to the order of Cherokee Energy Partners LLC, dated as of July 22, 2004.

10.1	Audit Committee Share Agreement as of June 6, 2003, between Quest Resource Corporation and John Garrison.

31.1	Certification of Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October, 2004.

QUEST RESOURCE CORPORATION

By:	/s/ Jerry D. Cash

Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose

David E. Grose
Chief Financial Officer