Form 10KSB
period 2004-12-31
QUEST RESOURCE CORP
filed 2005-03-31
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended _______________________.

      [X] Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 (no fee required) for the transition period from June 1, 2004 to December 31, 2004.

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

Securities Registered Under
Section 12(g) of the Exchange Act:  Common Stock,  $0.001 Par Value
                                    -------------------------------
                                            Title of Class

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the issuer's common stock on March 29, 2005 at $3.65 per share was $20,184,372. This figure assumes that only the directors and officers of the Company, their spouses and controlled corporations were affiliates.

Items 6 and 7 of Part II of this report have been omitted pursuant to Rule 12(b) -25 of the Securities Exchange Act.

There were 14,249,694 shares outstanding of the issuer's common stock as of March 29, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the issuer's 2005 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

                                TABLE OF CONTENTS

                                     PART I

ITEMS 1. AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES.......................3

ITEM 3.          LEGAL PROCEEDINGS...........................................15

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........17

                                PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.....................................................17

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE......................19

ITEM 8A.         CONTROLS AND PROCEDURES.....................................19

ITEM 8B.         OTHER INFORMATION...........................................19

                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS............................20

ITEM 10.         EXECUTIVE COMPENSATION......................................20

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............20

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............20

ITEM 13.         EXHIBITS....................................................20

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES......................20

                 SIGNATURES..................................................21

                 INDEX TO EXHIBITS...........................................22

PART I

ITEMS 1. AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

Rule 12b-25 Filing

     Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, Quest Resource Corporation (the "Company") is today filing only those parts of this Annual Report on Form 10-KSB ("Form 10-KSB") that it is able to file without unreasonable effort or expense. Our independent registered public accounting firm, Murrell, Hall, McIntosh & Co., PLLP, has advised us that they have not completed their audit of the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the seven-month transition period ended December 31, 2004. As a result, the Company is not able to file Item 6 (Management's Discussion and Analysis or Plan of Operation) and Item 7 (Financial Statements) at this time. Upon completion of the audit and the issuance of the audit report, the Company will amend this Form 10-KSB to include those items. The Company currently expects that the amended Form 10-KSB will be filed within 15 days after the date hereof.

General

     Quest Resource Corporation (the "Company") is an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coal bed methane) in a ten county region in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. The Company also owns and operates a natural gas gathering pipeline network of approximately 1,000 miles in length within this basin. The Company's main focus is upon the development of the coal bed methane gas reserves in the Company's pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to the Company include the Company's operating subsidiaries.

     This report on Form 10-KSB contains forward-looking statements regarding, among other topics, the Company's growth strategies, anticipated trends in the Company's business and its future results of operations, estimated future net revenues from natural gas and oil reserves and the present value thereof, planned capital expenditures, increases in natural gas production and development activities, and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. The Company assumes no obligation to update these statements.

     The Company elected to change its year end from May 31 to December 31. Accordingly, the Company's financial statements are being prepared for the seven months ended December 31, 2004, and will be prepared for a calendar year going forward. In view of this change, this Form 10-KSB is a transition report and includes financial information for the seven-month transition period ended December 31, 2004 and for the twelve-month periods ended May 31, 2004 and 2003.

Business Strategy

     The Company's objective is to achieve a substantial enhancement of shareholder value by increasing cash flow, profitability and net asset value. To accomplish this objective, the Company is pursuing the following business strategy:

    o focusing exploration and drilling efforts in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma;
    o     accumulating    leasehold    acreage   positions   in   the   Cherokee
          Basin--management believes that the Cherokee Basin still remains fragmented and that additional acquisition opportunities exist;
    o operating its properties whenever possible--the Company currently operates over 90% of the natural gas and oil properties in which it has an interest;
    o     increasing third party volumes on its gathering and pipeline  systems;
          and
    o     reviewing other basins for coal bed methane opportunities.

     Management believes that this strategy is enhanced by the Company's competitive strengths, which include:

    o     low overhead costs,
    o     cost efficient operations,
    o     large inventory of good drilling locations,
    o management and key operations personnel that are experienced and dedi-cated, and
    o a proven track record as an effective, low cost developer and producer of coal bed methane natural gas.

Recent Developments

     The Restructuring

     Immediately prior to the acquisition of the Devon properties (see "Devon Asset Acquisition"), the Company's Cherokee Basin natural gas and oil leases were held by two subsidiaries, Quest Oil & Gas Corporation ("QOG") and STP Cherokee, Inc. ("STP") and the Company's pipelines were held by four subsidiaries, Ponderosa Gas Pipeline Company ("PGPC"); STP; Producers Service, Incorporated ("PSI"); and J-W Gas Gathering, L.L.C. ("J-W Gas") and any vehicles and construction equipment were held by two subsidiaries, Quest Energy Service, Inc. ("QES") and STP. In addition, STP owned assets in Texas, Kentucky and Oklahoma that were outside the Cherokee Basin and the employees were split between QES and STP. All of these subsidiaries are directly or indirectly wholly-owned by the Company.

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

     As part of the restructuring, QES entered into an operating and management agreement with Quest Cherokee to manage the day to day operations of Quest Cherokee in exchange for a monthly manager's fee of $292,000 plus the reimbursement of costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges. Initially, the Company consolidated all of its employees into QES. Quest Cherokee Oilfield Services, LLC ("QCOS") was formed in September 2004 as a subsidiary of Quest Cherokee to acquire the stimulation assets from Consolidated Oil Well Services. At that time, the Company's vehicles, equipment, field employees and first level supervisors were transferred to QCOS. The costs associated with field employees, first level supervisors, exploration, development and operation of the Company's properties and certain other direct charges are now borne by QCOS. QES continues to employ all of the Company's non-field employees. Until Quest Cherokee begins making distributions to its members, the Company's only source of cash flow to pay for its general and administrative expenses will be the management fee paid by Quest Cherokee. Management is currently reviewing the management fee to determine if it will be sufficient to cover such expenses for the foreseeable future.

     After giving effect to the restructuring, STP continued to own properties located in Kentucky, Texas and Oklahoma outside of the Cherokee Basin, and QES and STP own certain equipment used at the corporate headquarters offices.

     As part of the restructuring, Quest Cherokee assumed all of the Company's and its subsidiaries existing indebtedness for borrowed money. The indebtedness to Wells Fargo Bank and Wells Fargo Energy Capital was refinanced in connection with the financing transactions discussed below.

      Devon Asset Acquisition

     On December 10, 2003, the Company entered into an asset purchase agreement with Devon Energy Production

Company, L.P. and Tall Grass Gas Services, LLC (collectively "Devon") to acquire certain natural gas properties located in Kansas and Oklahoma for a total consideration of $126 million, subject to certain purchase price adjustments.
The acquisition closed December 22, 2003. At the closing, the Company transferred all of its rights and obligations under the asset purchase agreement to Quest Cherokee. At the time of acquisition, the acquired assets had approximately 95.9 Bcfe of estimated proved reserves, 91.7 Bcfe of estimated probable reserves and 72.2 Bcfe of estimated possible reserves. The assets included approximately 372,000 gross (366,000 net) acres of natural gas leases, 418 gross (325 net) natural gas wells and 207 miles of gas gathering pipelines. At the time of acquisition, the Devon assets were producing an average of approximately 19,600 mcf per day. At the time of closing, Devon had not received consents to the assignment of certain of the leases from the lessors on natural gas leases with an allocated value of approximately $12.3 million. As a result, Quest Cherokee and Devon entered into a Holdback Agreement pursuant to the terms of which Quest Cherokee paid approximately $113.4 million of the purchase price at the closing and agreed to pay the allocated value of the remaining properties at such time as Devon received the consents to assignment for those leases. Subsequent to closing, Quest Cherokee paid approximately $9.6 million in February 2004, $2.6 million in May 2004 and $0.6 million in September, 2004. See the Report on Form 8-K filed by the Company on January 6, 2004 for additional information regarding the Devon acquisition.

     ArcLight Transaction

     As part of the financing for the acquisition of properties from Devon, Quest Cherokee issued a $51 million 15% junior subordinated promissory note (the "Original Note") to Cherokee Energy Partners LLC, a wholly owned subsidiary of Cherokee Energy Partners Fund I, L.P. ("ArcLight"), pursuant to the terms of a note purchase agreement dated as of December 22, 2003 between Quest Cherokee and ArcLight. In connection with the purchase of the Original Note, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest
Cherokee owned by the Company's subsidiaries were converted into all of the Class B units. See the Company's Form 8-K filed on January 6, 2004 for additional information regarding the terms of ArcLight's investment in Quest Cherokee.

     Although management of the Company is responsible for the day-to-day operations of Quest Cherokee, Quest Cherokee's board of managers must approve all major decisions regarding Quest Cherokee. The holders of the Class A units (as a class) and the Class B units (as a class) are each entitled to appoint two managers. In general, the vote of all the managers is required to approve any matter voted on by the managers. If there is a conflict of interest, then the managers that have the conflict of interest will not be entitled to vote on the matter. The vote of a majority of each of the Class A units and Class B units is required to approve any matter submitted to a vote of the members. As a result of these voting provisions, the Board of Directors and management of Quest Resource Corporation do not have the ability to control all of the decisions with respect to the operation of Quest Cherokee.

     On February 11, 2005, Quest Cherokee and ArcLight amended and restated the note purchase agreement to provide for the issuance to ArcLight of up to $15 million of additional 15% junior subordinated promissory notes (the "Additional Notes" and together with the Original Notes, the "Subordinated Notes") pursuant to the terms of an amended and restated note purchase agreement. Also on February 11, 2005, Quest Cherokee issued $5 million of Additional Notes to ArcLight (the "Second Issuance"). As a condition to the Second Issuance, the following changes were made to the terms of ArcLight's original investment in Quest Cherokee:

    (i) the make-whole payment due to ArcLight in the event that Quest Cherokee is dissolved was changed from (a) the difference between the amount ArcLight has received on account of principal and interest on the Original Notes and 150% of the original principal amount of the Original Notes, to (b) the difference between the amount ArcLight has received on account of principal and interest on the Subordinated Notes and 140% of the original principal amount of the Subordinated Notes--this change effectively removed any make-whole premium with respect to the Additional Notes in the event of an early liquidation of Quest Cherokee;

    (ii) the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes was increased from 85% to 90%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class

          B units, was decreased from 15% to 10%, until the Subordinated Notes have been repaid; and

    (iii) after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow will be distributed 35% to ArcLight (as the holder of the Class A Units) and 65% to the Company's subsidiaries (as the holders of the Class B Units); previously such net cash flow would have been distributed 30% to ArcLight and 70% to the Company's subsidiaries.

     The amended and restated  note purchase  agreement  also provided for Quest
Cherokee to issue to ArcLight Additional Notes in the principal amount of $7 million (the "Third Issuance") upon Quest Cherokee obtaining a waiver from the lenders under its existing UBS Credit Agreement with respect to Quest Cherokee's default under the UBS Credit Agreement and an amendment to the UBS Credit Agreement to permit the issuance of Additional Notes to ArcLight. On February 22, 2005, Quest Cherokee obtained the necessary waivers and amendments to the UBS Credit Agreement and closed on the Third Issuance. At the same time, Quest Cherokee borrowed $5 million of additional term loans under the UBS Credit Agreement. See the Company's Forms 8-K filed on February 17 and 23, 2005.

     Finally, the amended and restated note purchase agreement provides Quest Cherokee with the option to issue to ArcLight Additional Notes in the principal amount of $3 million (the "Fourth Issuance"). In the event of the Fourth
Issuance:

    (i) the interest rate on the Subordinated Notes would increase from 15% to 20%;

    (ii) the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes would be further increased from 90% to 95%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, would be further decreased from 10% to 5%, until the Subordinated Notes have been repaid; and

    (iii) after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow would be distributed 40% to ArcLight (as the holder of the Class A Units) and 60% to the Company's subsidiaries (as the holders of the Class B Units).

     It is not currently anticipated that Quest Cherokee will exercise its option to issue any Additional Notes in a Fourth Issuance.

     Credit Facilities

     In connection with the December 22, 2003 Devon asset acquisition, the previous credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. were retired. The Company, through its subsidiary Quest Cherokee, entered into a credit agreement consisting of a three year $200 million senior revolving loan and a five year $35 million senior term second lien secured loan arranged and syndicated by Banc One Capital Markets, Inc. and with Bank One, NA, as agent. The senior revolving loan agreement provided for an initial borrowing base of $57 million, which amount was increased to $70 million upon delivery to the administrative agent of a certificate evidencing that third party consents had been obtained for the assignment of certain natural gas leases from Devon.

     On July 22, 2004, the Bank One credit facilities were refinanced with a new syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the "UBS Credit Agreement"). The UBS Credit Agreement originally provided for a $120 million six year term loan that was fully funded at closing (the "UBS Term Loan") and a $20 million five year revolving credit facility that could be used to issue letters of credit and fund future working capital needs and general corporate purposes (the "UBS Revolving Loan"). As of December 31, 2004, Quest Cherokee had approximately $15 million of loans and approximately $5 million in letters of credit issued under the UBS Revolving Loan. Letters of credit issued under the UBS Revolving Loan reduce the amount that can be borrowed thereunder. The UBS Credit Agreement also contains a $15 million "synthetic" letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee's natural gas hedging program. Subsequent to December 31, 2004 and in connection with the Third Issuance of Subordinated Notes to ArcLight, the UBS Credit Agreement was amended to increase the UBS Term Loan to $125 million.

     Other Recent Acquisitions

     Quest Cherokee acquired certain assets from Consolidated Oil Well Services on September 15, 2004 in the amount of $4.1 million. The assets consisted of cementing, acidizing and fracturing equipment and a related office building and storage facility in Chanute, Kansas. The acquisition was funded with a portion of the remaining net proceeds from the $120 million term loan under the UBS Credit Agreement.

     Quest Cherokee formed Quest Cherokee Oilfield Service, LLC ("QCOS") to acquire the Consolidated vehicles and equipment and transferred all existing field assets (vehicles and equipment) and field personnel and first level supervisors to QCOS. Under the terms of the UBS Credit Agreement, QCOS was required to become a guarantor of the UBS Credit Agreement and has pledged its assets as security for its guarantee.

     The Company acquired approximately 80 miles of an inactive oil pipeline for approximately $1 million on August 10, 2004. The Company intends to convert this former oil pipeline into a natural gas pipeline. The acquisition was funded with a portion of the remaining net proceeds from the $120 million term loan under the new credit facility with UBS. Additionally, the Company acquired 8 non-producing wells and approximately 8,000 acres in the Cherokee Basin on August 6, 2004 for $750,000.

     Effective June 1, 2003, the Company closed the acquisition of natural gas producing properties, natural gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeastern Kansas portion of the geological region known as the Cherokee Basin. Approximately 15,000 acres of natural gas properties containing an estimated 3.8 Bcf of net proved natural gas reserves were acquired by QOG for approximately $2 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These properties consisted of approximately 53 natural gas leases in Chautauqua, Montgomery and Elk Counties of southeastern Kansas. In a related transaction, another Company subsidiary, PGPC, acquired all of the stock of PSI, which included PSI's wholly owned subsidiary J-W Gas, in exchange for 500,000 shares of the Company's common stock. PSI and J-W Gas owned, or controlled the operational rights to, approximately 274 miles of natural gas gathering pipelines. JW also owned a fleet of trucks and well servicing equipment, and a shop building in Howard, Kansas. These assets are collectively referred to as the "Perkins/Willhite acquisition." In connection with the formation of Quest Cherokee, these assets were transferred to Quest Cherokee.

     Kentucky Lease

     On July 18, 2003 the Company entered into a coal bed methane lease with Alcoa Fuels, Inc., a subsidiary of Alcoa Inc. (NYSE: AA), for more than 63,200 net acres in western Kentucky. The Company has determined that it is not feasible to develop the property in western Kentucky and has elected to not renew the lease. Developing this property could have required the Company to obtain significant additional capital resources. Since this property was outside of Quest Cherokee, the assets and financial resources of Quest Cherokee would not be available to support the development of this property.

Company Operations

     The Company business operations consist of natural gas and oil exploration and production activities, the operation of a pipeline network and related service activities.

     Exploration & Production Activities

     Including the acquisition of properties from Devon, as of December 31, 2004, the Company controlled approximately 517,000 gross acres. The petroleum engineering firm of Cawley, Gillespie & Associates, Inc., of Ft. Worth, Texas, estimated the Company's proved oil and natural gas reserves to be as follows as of December 31, 2004: estimated gross natural gas proved reserves of 185 Bcf, of which 149.8 Bcf is net to the Company, and estimated net proved oil reserves of 47,834 barrels. The present value of these reserve assets, discounted at 10% of the future net cash flow from the net natural gas and oil reserves, is $401.1 million.

     As of December 31, 2004, the Company was producing natural gas from approximately 795 wells (gross) at an average per well rate of 43 mcf/d measured at the wellhead. The Company's total daily natural gas sales (including pipeline-earned volume) as of December 31, 2004 were approximately 25,460 mcf/d net (33,875 mcf/d gross).

     The Company has a significant amount of acreage available for development. As of December 31, 2004, the Company had leases with respect to 205,230 gross undeveloped acres. For the seven months ended December 31, 2004, the Company drilled approximately 330 wells and had connected 117 wells to its pipeline systems. During the 2005 calendar year, the Company intends to drill approximately 159 wells (subject to compliance with the limitations contained in the UBS Credit Agreement) and intends to drill approximately 1,140 wells over the three year period subsequent to calendar year 2005. The Company has identified approximately 600 proved undeveloped drilling locations and many more probable and possible drilling locations. The Company believes that it has the necessary expertise, manpower and equipment capabilities required to carry out these development plans. Management believes that significant additional value will be created for the Company if the drilling program continues to be successful in creating new natural gas wells that convert raw acreage into proven natural gas reserves. However, there can be no assurance that the Company will have the funding required to be able to drill and develop that number of wells during such time frame or as to the number of new wells that will be producing wells.

     Most of this development type of drilling is in areas of known natural gas reserves that involve much lower risk than the exploratory type of drilling that is required when searching for new natural gas reserves. The Company has enjoyed a new well success rate of over 90% and the typical new well has been adding value to the Company amounting to several times the Company's approximate $85,000 historical cost for drilling and completing a well in the Cherokee Basin.

     Producing Wells and Acreage. The following table sets forth certain information regarding the ownership by the Company of productive wells and total acreage, as of December 31, 2004 and May 31, 2004, 2003 and 2002. For purposes of this table, productive wells are: wells currently in production, wells capable of production, and new wells in the process of completion.

                          PRODUCTIVE WELLS                                    LEASEHOLD ACREAGE (1)
         ---------------------------------------------   ------------------------------------------------------
          Natural Gas        Oil             Total            Developed         Undeveloped       Total Leased
As of    -------------   -------------   -------------   ----------------   ----------------   ----------------
May 31   Gross   Net     Gross    Net    Gross    Net     Gross     Net      Gross     Net     Gross      Net
------   ----- -----     -----   -----   -----   -----   -------  -------   -------  -------   -------  -------
  2002    84    73.6      43     41.6      127   115.2     4,847    4,362    72,399   65,159    77,246   69,521
  2003   227   213.8      31     29.9      258   243.7    37,088   35,954    78,716   76,748   115,804  112,702
  2004   678   660.4      29     27.9      707   688.3   229,080  214,145   436,079  333,993   665,159  548,138
Dec. 31
 2004    795   774.3      29     27.9      824   802.2   311,941  291,318   205,230  187,884   517,171  479,202

(1) The above leasehold acreage data as of December 31, 2004, excludes leasehold acreage in the State of Kentucky previously included in prior periods, as the Company has decided to not renew these leases. See "Recent Developments - Kentucky Lease".

     During the seven months ended December 31, 2004, the Company drilled 330 gross (320 net) new wells on its properties all of which were natural gas wells. The wells drilled have been evaluated and were included in the year-end reserve report. Of the additional wells drilled and evaluated during the transition period, eleven wells were deemed to be temporarily abandoned. The oil well count remains constant as the Company is focusing on adding natural gas reserves. ("See Summary of New and Abandoned Well Activity"). During the seven month transition period ended December 31, 2004, the Company continued to lease additional acreage in certain core development areas of the Cherokee Basin.

     Natural gas and oil reserves. The following table summarizes the reserve estimate and analysis of net proved reserves of natural gas and oil as of
December 31, 2004 and May 31, 2004, 2003 and 2002, in accordance with SEC guidelines. The December 31, 2004 and May 31, 2004 and 2003 data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. The petroleum engineering firm McCune Engineering prepared the reserve estimates for the fiscal year ending May 31, 2002. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10% per year. The Devon property acquisition during the fiscal year ended May 31, 2004 more than tripled the estimated proved reserves over the previous year. The acquisition of natural gas reserves from the Perkins/Willhite acquisition, effective June 1, 2003 is estimated to have increased the Company's reserves shown below for fiscal year 2003 by approximately 13%. Although the Company has proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves as of December 31, 2004, May 31, 2004 or May 31, 2003. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency, except the Securities and Exchange Commission, during the transition period ended December 31, 2004 or the fiscal years ended May 31, 2004, 2003 and 2002.

                                                December 31,                           May 31,
                                                --------------    --------------------------------------------------
                                                    2004               2004              2003             2002
                                                --------------    ---------------    -------------    --------------
Proved Developed Gas Reserves (mcf)                81,467,300         62,558,900       14,016,064         6,356,220
Proved Undeveloped Gas Reserves (mcf)              68,376,600         71,017,300       14,254,570         8,513,750
Total Proved Gas Reserves (mcf)                   149,843,900        133,576,200       28,270,634        14,869,970
Proved Developed Oil Reserves (bbl)                    47,834             57,105           43,083            45,944
Proved Undeveloped Oil Reserves (bbl)                       -                  -                -           177,262
Total Proved Oil Reserves (bbl)                        47,834             57,105           43,083           223,206
Future Net Cash Flow (after operating expenses)  $611,106,300       $482,745,600      $95,572,500       $25,854,629

Present Value of Future Net Cash Flow            $401,100,700       $318,356,000      $69,954,990       $17,367,534

     There are numerous uncertainties inherent in estimating natural gas and oil reserves and their values. The reserve data set forth in this report is only an estimate. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Furthermore, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, and such revisions can be substantial. Accordingly, reserve estimates often differ from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The future net cash flow and present value of future net cash flow amounts are estimates based upon current prices at the time the reports were prepared and do not take into account the effects of the Company's natural gas hedging program.

     The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. To increase reserves and production, the Company intends to continue its development drilling and re-completion programs, to identify and produce previously overlooked or bypassed zones in shut-in wells, and to a lesser extent, acquire additional properties or undertake other replacement activities. The Company's current strategy is to increase its reserve base, production and cash flow through the development of its existing natural gas fields and subject to available capital, through the selective acquisition of other promising properties where the Company can utilize its existing technology and infrastructure. The Company can give no assurance that its planned development activities will result in significant additional reserves or that the Company will have success in discovering and producing reserves at economical exploration and development costs. The drilling of new wells and conversion of existing oil wells for natural gas production is a speculative activity and the possibility always exists that newly drilled or converted natural gas wells will be non-productive or fail to produce enough revenue to be commercially worthwhile.

     Production volumes, sales prices, and production costs. The following tables set forth certain information regarding the natural gas and oil properties owned by the Company through its subsidiaries. The natural gas and oil production figures reflect the net production attributable to the Company's revenue interest and are not indicative of the total volumes produced by the wells.

                                       Seven Months
Gas Production Statistics             Ended December 31,            Years Ended May 31,
                                      -------------------   ------------------------------------
                                             2004             2004        2003         2002
                                             ----             ----        ----         ----
  Net gas production (mcf)                     5,013,911    5,530,208    1,488,679      508,077
  Avg wellhead  gas price,  net (per mcf)          $4.78        $5.03        $5.42        $1.62
  Average production cost (per mcf)                $1.15        $1.24        $1.29        $0.57
  Net revenue (per mcf)                            $3.63        $3.79        $4.13        $1.05

     The natural gas production volumes for the transition period ended December 31, 2004 and the 2004 fiscal year include the Devon acquisition beginning December 22, 2003 and the Perkins/Willhite acquisition beginning June 1, 2003 and natural gas production volume for the 2003 fiscal year includes STP production beginning November 1, 2002.

                                      Seven Months Ended
Oil Production Statistics                  December 31,                    Years Ended May 31,
                                      ------------------    --------------------------------------
                                            2004                 2004         2003          2002
                                            ----                 ----         ----          ----
  Net oil production (bbls)                       5,551           8,549      14,123        11,954
  Average wellhead oil price (per bbl)           $42.28          $37.94      $19.91        $19.12
  Average production cost (per bbl)              $16.90          $16.89      $16.74        $20.02
  Net revenue (per bbl)                          $25.38          $21.05       $3.17       $(0.90)

     Summary of New and Abandoned Well Activity. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of the Company's pipeline network. However, subsequent to calendar year 2005, the Company will devote a small part of its drilling effort into exploratory wells in an attempt to discover new natural gas reserves, which is a high-risk endeavor. The Company's drilling, re-completion, abandonment, and acquisition activities for the periods indicated are shown below:

                              Seven Months
                                 Ended
                              December 31,                                 Years Ended May 31,
                              -------------     --------------------------------------------------------------------------
                                2004 (1)                  2004                           2003                    2002
                              -------------     ------------ -------------    -------------- -------------    ------------
                                  Gas               Oil          Gas               Oil           Gas           Gas & Oil
                              -------------     ------------ -------------    -------------- -------------    ------------
                               Gross   Net       Gross  Net   Gross   Net      Gross    Net   Gross   Net      Gross   Net
                              ------- -----     ------ ----- ------- -----    ------- ------ ------ ------    ------- ----
Exploratory Wells
Drilled:
        Capable of Production      -     -          -     -       -     -          -      -      -      -          -    -
        Dry                        -     -          -     -       -     -          -      -      -      -          4    4
Development Wells
Drilled:
        Capable of Production    117   114          -     -     138   132          1      1     45     45         33   25
        Dry                        -     -          -     -       2     2          -      -      1      1          2    2
Re-completion of Old Wells:
        Capable of Production     38    38          -     -       -     -          -      -      -      -          4    1
        Dry                        -     -          -     -       -     -          -      -      -      -          -    -
Wells Abandoned                  (11)  (11)        (2)   (2)       -     -       (13)   (13)   (21)   (18)        (1)  (1)
Acquired Devon wells 12/22/03      -     -          -     -     337   337          -      -      -      -          -    -
Acquired STP 11/1/02               -     -          -     -       -     -          -      -    108    105          -    -
Other Wells Acquired              11    11          -     -       -     -          -      -      9      8          -    -
                              ------- -----     ------ ----- ------- -----    ------- ------ ------ ------    ------- ----
Net increase in Capable Wells    117   114         (2)   (2)    477   471        (12)   (12)   143    140         36   28

                              ======= =====     ====== ===== ======= =====    ======= ====== ====== ======    ======= ====

(1) No change to oil wells for the seven months ended December 31, 2004.

     The Company's coal bed methane gas wells are the most productive and profitable category of wells in its inventory. The Company's older natural gas wells and oil wells are 10 to 20 years old and are much less profitable than its typical coal bed methane well. By abandoning the marginal or non-commercial wells, the Company is more focused on its more profitable coal bed methane wells. The 330 new natural gas wells drilled for the seven-month transition period ended December 31, 2004 reflect an average drilling activity level of 47 wells per month. The Company expects to drill no more than 159 wells for calendar year 2005. The limited number of wells to be drilled in the 2005 calendar year is due to the Company's focus on connecting its significant inventory of drilled, but not connected wells, re-completions of existing wells to increase production and bank covenant restrictions regarding capital expenditures and drilling activity. Subsequent to calendar year 2005, the Company plans to drill approximately 32 wells per month, subject to capital being available for such expenditures.

     Since  December  31, 2004,  the Company has drilled 26 wells and  connected
165. As of March 25, 2005, the Company was not drilling any wells and approximately 41 wells were in the process of being completed over the next thirty-day period.

     Delivery Commitments

     Natural Gas. The Company does not have long-term delivery commitments. The Company markets its own natural gas and more than 95% of the natural gas is sold to ONEOK Energy Marketing and Trading Company. No other customer of the Company accounted for more than 10% of the consolidated revenues for the transition period ended December 31, 2004 or the fiscal years ended May 31, 2004 or 2003.

     Oil. The Company's oil is currently being sold to Coffeyville Refining. Previously, it had been sold to Plains Marketing, L.P. The Company does not have a long-term contract for its oil sales.

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

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2004.

                                                   Years Ending December 31,
                               ----------------------------------------------------------
                                   2005           2006            2007             2008          Total
                                   ----           ----            ----             ----          -----
                                        (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)             5,474,000     5,614,000         -              -           11,088,000
Weighted-avg fixe
   price per MMBtu (1)         $       4.69   $      4.53         -              -        $        4.61
Fixed-price sales              $     25,645   $    25,433         -              -        $      51,078
Fair value, net                $     (8,579)  $    (9,096)        -              -        $     (17,675)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                          3,041,000     1,825,000     3,650,000       2,928,000      11,444,000
   Ceiling                        3,041,000     1,825,000     3,650,000       2,928,000      11,444,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                       $       5.18   $      5.30   $      4.83    $       4.50   $        4.91
   Ceiling                     $       6.23   $      6.35   $      5.83    $       5.52   $        5.94
Fixed-price sales (2)          $     18,946   $    11,589   $    21,279    $     16,163   $      67,977
Fair value, net                $       (934)  $      (768)  $    (1,754)   $     (1,346)  $      (4,802)

Total Natural Gas Contracts:
Contract vols (MMBtu)             8,515,000     7,439,000     3,650,000       2,928,000      22,532,000
Weighted-avg fixed
   price per MMBtu (1)         $       5.24   $      4.98   $      5.83    $       5.52   $        5.28
Fixed-price sales (2)          $     44,591   $    37,022   $    21,279    $     16,163   $     119,055
Fair value, net                $     (9,513)  $    (9,864)  $    (1,754)   $     (1,346)  $     (22,477)

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

     Pipeline Operations

     The Company owns and operates an approximate 1,000 mile natural gas gathering pipeline network located throughout ten counties in southeastern Kansas and northeastern Oklahoma. This pipeline network provides a market outlet for natural gas in a region of approximately 1,000 square miles in size and has connections to both intrastate and interstate delivery pipelines. Included in this pipeline network are 16 natural gas compressors that are owned by the Company and 51 larger compressors that are rented.

     The pipelines gather all of the natural gas produced by the Company in addition to some natural gas produced by other companies. The pipeline network is a critical asset for the Company's future growth because natural gas gathering pipelines are a costly component of the infrastructure required for natural gas production and such pipelines are not easily constructed. Much of the undeveloped acreage targeted by the Company for future development is accessible to the Company's existing pipeline network, which management believes is a significant advantage.

     The Company is continuing to expand its pipeline infrastructure through a combination of the development of new pipelines and the acquisition of existing pipelines. During the transition period ended December 31, 2004, the Company was constructing approximately 124 miles of gas pipeline systems including gas trunk lines and gas gathering pipelines ranging in size from 20" to 6". During fiscal year 2004, the Company acquired approximately 475 miles of natural gas gathering pipelines through the Devon property acquisition and the Perkins/Willhite acquisition. These acquired pipeline systems were located near the Company's network of pipeline systems.

     The Company's pipeline operations are conducted through Bluestem Pipeline LLC.

     The table below sets forth the natural gas volumes transported by the Company on its pipeline network during the transition period ended December 31, 2004 and for each of the last three fiscal years.

                                     Seven Months Ended
                                         December 31,                 May 31,
                                     ------------------  -----------------------------------
                                            2004             2004        2003       2002
                                     ------------------  -----------  ----------  ----------
Pipeline Natural Gas Volumes (mcf)           7,004,000    8,157,000    2,699,000  1,415,000

     The natural gas volumes for the transition period ended December 31, 2004 and for fiscal year 2004 include the Devon acquisition beginning December 22, 2003 and the Perkins/Willhite acquisition beginning June 1, 2003. The natural gas volumes for fiscal year 2003 include STP volumes beginning November 1, 2002. As of December 31, 2004, the total daily capacity was approximately 70 mmcf and the total utilization was approximately 34 mmcf or 49%.

     Service Operations

     The Company has an experienced staff of 171 field employees in offices located in Chanute and Howard, Kansas and Lenapah, Oklahoma. The headquarters office in Oklahoma City is staffed with 21 executive and administrative personnel.

     Field operations conducted by Company personnel include duties performed by "pumpers" or employees whose primary responsibility is to operate the wells and the pipelines. Other field personnel are experienced and involved in the activities of well servicing, pipeline maintenance, the development and completion of new wells and associated infrastructure, new pipeline construction and the construction of supporting infrastructure for new wells (such as electric service, salt water disposal facilities, and natural gas feeder lines). The primary equipment categories owned by the Company are trucks, well service rigs, stimulation assets and construction equipment. The Company also owns a repair and fabrication shop that is located in Benedict, Kansas. The Company utilizes third party contractors on an "as needed" basis to supplement the Company's field personnel.

     By retaining operational control of the Company's crucial income producing assets, management believes that the Company is better able to control costs and minimize downtime of these critical assets.

     The Company  does not  currently  provide a material  amount of services to
unaffiliated   companies  other  than  transportation  of  certain  third  party production volumes.

Regulation

     The Company's business is affected by numerous federal, state and local laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax.

     Such regulation includes requiring permits for drilling wells and operating wells and gathering systems;

maintaining bonding requirements in order to drill and operate wells; regulating the location of and production from wells; prescribing the methods of drilling, completing, and plugging wells; regulating the surface use and restoration of properties upon which wells are drilled; requiring the plugging and abandoning of wells; and regulating the disposal of fluids used and produced in connection with drilling and production operations.

     The Company's operations are also subject to various state conservation laws and regulations. These include regulations relating to: (1) the amount and rate of production of oil and gas from wells; (2) the spacing and density of wells; (3) the unitization or pooling of natural gas and oil properties; (4) the drilling and operation of disposal and enhanced recovery wells; (5) the operation of secondary recovery projects; and (6) air emissions.

     State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and just and reasonable rate requirements, but does not generally entail rate regulation.

     The Company's cost of maintaining environmental compliance is less than $150,000 per year.

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

Employees

     As of March 29, 2005, the Company had 192 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

Administrative Facilities.

     The corporate headquarters for the Company and its subsidiaries is located in Suite 300 at 9520 N. May Avenue in Oklahoma City, OK 73120. Prior to July 2004, the offices were located in Suite 200 at 5901 N. Western in Oklahoma City, Oklahoma 73118 and the space was rented from Mr. Cash, who is the Chairman, Chief Executive Officer and a director of the Company for the amount of $3,050 monthly.

     The Company also owns a building located at 211 West 14th Street in Chanute, Kansas, 66720 that is used as an administrative office, an operations terminal and a repair facility. Prior to November 2004, an administrative office for the Company and its subsidiaries was located at 701 East Main Street in Benedict, Kansas 66714. It was leased from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha K. Lamb who is the wife of Mr. Lamb, President and a director of the Company.

     An office building at 127 West Main in Chanute, Kansas is owned and operated by the Company as a geological laboratory. The Company also leases an operational office that is located east of Chanute, Kansas.

Where To Find Additional Information

     Additional information about the Company can be found on its website at www.qrcp.net. The Company also provides on its website the Company's filings with the SEC, including its annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after the Company has electronically filed such material with the SEC.

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

     NYMEX. New York Mercantile Exchange.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and STP have been named defendants in a lawsuit (Case #CJ-2003-30) filed by plaintiffs Eddie R. Hill et al on March 27, 2003 in the District Court for Craig County, Oklahoma. Plaintiffs are royalty owners who are alleging underpayment of royalties owed them by STP and the Company. The plaintiffs also allege, among other things, that STP and the Company have engaged in self-dealing, have breached their fiduciary duties to the plaintiffs and have acted fraudulently towards the plaintiffs. The plaintiffs are seeking unspecified actual and punitive damages as a result of the alleged conduct by STP and the Company. Based on the information available to date and the Company's preliminary investigation, the Company believes that the claims against it are without merit and intends to defend against them vigorously.

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

     Quest Cherokee, LLC was named as a defendant in a lawsuit (Case No. 04-CV-156-1) filed by plaintiffs Wilbur A. Schwatken, Trustee of the Wilbur A. Schwatken Revocable Trust and Vera D. Schwatken, Trustee of the Vera D.
Schwatken Revocable Trust on November 23, 2004 in the District Court of Montgomery County, Kansas. Plaintiff is alleging an oil and gas lease covering approximately 2,245 net acres executed by plaintiff on July 18, 2001 is terminated due to no production being established prior to the expiration date of the primary term of the lease. Plaintiff is seeking actual damages for cost to restore land and unspecified punitive damages. On March 16, 2005, the court granted Quest Cherokee's motion for summary judgment and held that Quest Cherokee's oil and gas lease is valid. The Company believes that the plaintiff is likely to appeal the district court's ruling. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to continue to defend against them vigorously.

     Quest Cherokee, LLC was named as a defendant in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying several tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands and has drilled four wells that produce coal bed methane gas on that land. Plaintiff is alleging it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting on the revenues for the coal bed methane gas produced. The Company contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has asserted third party claims against the persons who entered into the gas leases with Quest Cherokee for breach of the warranty of title contained in their leases in the event that the court finds that plaintiff owns the coal bed methane gas. Cross motions for summary judgment are due on May 2, 2005, and oral argument on those motions is scheduled for June 10, 2005. Based on information available to date and the Company's investigation into the matter, the Company believes that the plaintiff's claims are without merit and intends to defend against them vigorously.

     Quest Cherokee, LLC, STP Cherokee, Inc. and Bluestem Pipeline, LLC were named as defendants in a lawsuit (Case No. CJ-05-23) filed by plaintiff Davis Operating Company on February 9, 2005 in the District Court of Craig County, Oklahoma. Plaintiff is alleging a breach of contract. Plaintiff is seeking $373,704 as a result of the breach of the contract. The Company believes that the contract in question expired pursuant to its own terms. Therefore, based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

     Quest Resource Corporation, E. Wayne Willhite, and James R. Perkins were named as defendants in a lawsuit (Case No. 04 CV 14) filed by plaintiffs Bill Sweaney and Charles Roye on August 9, 2004 in the district court of Elk County, Kansas. Plaintiffs claim to own a short gas gathering line in Elk County, Kansas. Plaintiffs claim that the Company has used their pipeline to transport gas and, as a result, they are owed compensation for that use. Plaintiffs have not quantified the amount of their alleged damages. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

     Quest Cherokee, G. N. Resources, Inc., Alan B. and Sharon L. Hougardy, Gerald L. and Debra A. Callarman, and Tammy L. and Kenneth Allen were named as defendants in a lawsuit (Case No. 2003-CV-8) filed by plaintiff Union Central Life Insurance Company in the district court of Neosho County, Kansas on January 30, 2003. Plaintiff claims to own 1/2 of the oil, gas, and minerals underlying three tracts of land in Neosho County, Kansas. Quest Cherokee obtained oil and gas leases from the owners of that land and has drilled and completed 4 wells on that land. Quest Cherokee and the landowner defendants all deny plaintiff's claim of ownership to 1/2 of the oil and gas. Plaintiff has filed a motion for summary judgment on the issue of its ownership of the 1/2 mineral interest. That motion has been fully briefed and is scheduled for hearing on April 25, 2005. Some discovery has been conducted in the case. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

     Bluestem Pipeline has been named as a respondent in four complaints filed before the Kansas Corporation Commission and one complaint before the Oklahoma Corporation Commission. Each of the complaints request that the applicable Commission review and determine whether rates charged by Bluestem Pipeline for gas gathering services on its gas gathering systems in Labette, Chautauqua and Montgomery counties in Kansas or Craig county in Oklahoma, as applicable, are just, reasonable, and non-discriminatory. Discovery is on-going with respect to these complaints. Based on information available to date and the Company's investigation into the matters, the Company believes that the claims are without merit and intends to defend against them vigorously.

     Quest Cherokee has received two Notices of Violations from the Kansas Corporation Commission demanding that Quest Cherokee plug a total of 20 abandoned wells on properties leased by Quest Cherokee in Wilson and Labette counties in Kansas. Failure to plug those abandoned wells could result in a recommendation of a fine of $1,000 per well. Based upon information available to date and the Company's investigation into the matter, the Company intends to plug three of those abandoned wells. The Company believes that the Kansas Corporation Commission's claims regarding the remaining abandoned wells on these leases are without merit and intends to defend against them vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the transition period ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock trades in the over-the-counter market under the symbol "QRCP". From June 8, 1999 until February 23, 2004, the Company's common stock traded on the OTC Bulletin Board. From February 23, 2004 until November 15, 2004, the Company's common stock was traded in the "pink sheets". Since November 15, 2004, the Company's common stock has traded on the OTC Bulletin Board.

     The table set forth below lists the range of high and low bids of the Company's common stock for each quarter of the Company's last two fiscal years and the transition period ended December 31, 2004. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                        Fiscal Quarter and Period Ended
                                        -------------------------------
                                            High Price        Low Price
                                        ----------------    -----------
            December 31, 2004 (month ended)   $   6.25        $   5.75
            November 30, 2004                 $   7.25        $   4.30
            August 31, 2004                   $   4.85        $   3.50

            May 31, 2004                      $   4.30        $   3.20
            February 29, 2004                 $   4.60        $   2.80
            November 30, 2003                 $   4.60        $   3.20
            August 31, 2003                   $   3.71        $   2.85

            May 31, 2003                      $   4.00        $   2.40
            February 28, 2003                 $   3.85        $   1.95
            November 30, 2002                 $   2.70        $   1.28
            August 31, 2002                   $   1.72        $   1.22

     The source for the information contained in the table above is Investools @ www.investortoolbox.com. The closing price for QRCP stock on March 29, 2005 was $3.65.

Record Holders

     Common Stock. There are 950,000,000 shares of common stock authorized for issuance. As of March 29, 2005, there were 14,249,694 shares of common stock issued and outstanding, held of record by approximately 2,140 shareholders.

     Preferred Stock. There are 50,000,000 shares of preferred stock authorized for issuance. 500,000 shares of the authorized preferred stock have been classed as Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to cumulative quarterly dividends at the annual rate of 10% on the purchase price of $10.00 per share and to convert each share into four shares of common stock. As of March 29, 2005, 10,000 shares of Series A Convertible Preferred Stock were issued and outstanding and held by two shareholders.

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

     Although there are currently no contractual restrictions on the ability of the Company to pay dividends on its common stock, for the foreseeable future the primary source of any funds that would be used to pay dividends will be distributions from Quest Cherokee to the Company. The ability of Quest Cherokee to make distributions to the Company is subject to restrictions contained in its limited liability company agreement, the subordinated promissory notes issued to ArcLight and in its credit facilities.

Securities Authorized for Issuance under Equity Compensation Plans

     None

Recent Sales of Unregistered Securities

     None

Purchases of Equity Securities

     None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          NONE.

ITEM 8A.  CONTROLS AND PROCEDURES

     The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, the Company's disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     As previously reported, during the period covered by this report, the Company identified various accounting errors in its financial reports. These errors primarily relate to the failure to adopt and properly apply certain accounting pronouncements. In response to its discovery of these accounting errors, the Company enhanced its internal control over financial reporting so that it has the appropriate resources to implement new accounting standards and apply existing accounting standards to new transactions. As described below, the steps taken by the Company included:

          1. Hiring a new chief financial officer with significant public company corporate finance and accounting experience, a controller and other personnel to increase the depth and experience of the Company's finance and accounting staff;

          2. Centralizing the accounting functions in the Company's Oklahoma City corporate headquarters;

          3. Investing in new accounting and management information systems to support the Company's timely reconciliation and review of accounts and disclosures and the timely filing of financial reports with the Securities and Exchange Commission;

          4. Reviewing accounting literature and other technical materials with the Company's auditor to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented;

          5. Improving the documentation of the Company's accounting policies and procedures at the time of adoption; and

          6. Improving the documentation of the Company's internal control procedures.

     In addition, in March 2005 the Company implemented a new purchase order system that requires a purchase order to be issued by the purchasing manager for all company purchases in excess of $1,000.

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

ITEM 8B.  OTHER INFORMATION.

      NONE.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's transition period ended December 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's transition period ended December 31, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's transition period ended December 31, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's transition period ended December 31, 2004.

ITEM 13.  EXHIBITS

     Index to Exhibits. Exhibits requiring attachment pursuant to Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 25 of this Form 10-KSB that is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's transition period ended December 31, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2005.

      Quest Resource Corporation

        /s/ Jerry D. Cash
      --------------------------
      Jerry D. Cash
      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                        Date


  /s/ Jerry D. Cash                  Director and Chief           March 31, 2005
-----------------------------        Executive Officer
  Jerry D. Cash


  /s/ Douglas L. Lamb                Director and President       March 31, 2005
-----------------------------
  Douglas L. Lamb


  /s/ John C. Garrison               Director                     March 31, 2005
----------------------
  John C. Garrison


  /s/ James B. Kite, Jr.             Director                     March 31, 2005
------------------------
  James B. Kite, Jr.


  /s/ David E. Grose                 Principal Financial          March 31, 2005
--------------------                 and Accounting Officer
  David E. Grose

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

   2.4* Assignment Agreement by and between Quest Resource Corporation and Quest Cherokee, LLC, dated as of the 22nd day of December, 2003, assigning the Purchase and Sale Agreement (incorporated herein by reference to Exhibit 2.4 to the Company's Annual Report on Form 10-KSB filed on September 20, 2004).

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

   3.3* The Company's Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB filed on September 20, 2004).

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

   4.3* Note Purchase Agreement by and between Quest Cherokee, LLC and Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 6,
               2004).

   4.4* First Amendment to Note Purchase Agreement by and between Quest Cherokee, LLC and Cherokee Energy Partners LLC, dated as of July 22, 2004 (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-QSB filed October 15,
               2004).

   4.5* Amended and Restated Note Purchase Agreement, by and between, Quest Cherokee, LLC and Cherokee Energy Partners, LLC, dated as of the 11th day of February, 2005 (filed as Exhibit 4.1 to Quest Resource Corporation's Form 8-K filed February 17, 2005 and incorporated herein by reference).

   4.6* Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favor of and to the order of Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   4.7* Amended and Restated Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favour of and to the order of Cherokee Energy Partners LLC, dated as of July 22, 2004 (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-QSB filed October 15, 2004).

   4.8** Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favor of and to the order of Cherokee Energy Partners LLC, dated as of the 11th day of February, 2005.

   4.9** Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favor of and to the order of Cherokee Energy Partners LLC, dated as of the 22nd day of February, 2005.

   4.10* Credit Agreement by and between Quest Cherokee, LLC, Bank One, NA, as administrative agent, and certain financial institutions a party thereto, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   4.11* Senior Term Second Lien Secured Credit Agreement by and between Quest Cherokee, LLC, Bluestem Pipeline, LLC, Bank One, NA, as agent, and certain lenders a party thereto, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   4.12* Pledge Agreement by Quest Cherokee, LLC, in favor of Bank One, NA, as collateral agent for the benefit of the revolving lenders under the Credit Agreement and the term lenders under the Senior Term Second Lien Secured Credit Agreement, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   4.13* Pledge Agreement by Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline
               Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., in favor of Bank One, NA, as collateral agent for the benefit of the revolving lenders under the Credit Agreement and the term lenders under the Senior Term Second Lien Secured Credit Agreement, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   4.14* Collateral Agency and Intercreditor Agreement by and between Quest Cherokee, LLC, Bluestem Pipeline, LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated, J-W Gas Gathering, L.L.C., Cherokee Energy Partners LLC, Bank One, NA, in its capacity as agent under the Credit Agreement, the revolving lenders under the Credit Agreement, Bank One, NA, in its capacity as agent under the Senior Term Second Lien Secured Credit Agreement, the term lenders under the Senior Term Second Lien Secured Credit Agreement, and Bank One, NA, as collateral agent, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   4.15* Guaranty by Bluestem Pipeline, LLC in favor of Bank One, NA, in its capacity as a revolving lender under the Credit Agreement and a term lender under the Senior Term Second Lien Secured

               Credit Agreement, and each of the other revolving lenders under the Credit Agreement and term lenders under the Senior Term Second Lien Secured Credit Agreement, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on January 6,
               2004).

   4.16* Credit Agreement dated as of July 22, 2004 among Quest Cherokee, LLC, the guarantors listed therein, UBS Securities, LLC, as arranger, documentation agent and syndication agent, UBS AG, Stamford Branch, as issuing bank, LC Facility issuing bank, administrative agent and collateral agent, UBS Loan Finance LLC as swingline lender, and certain financial institutions a party thereto (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB filed October 15,
               2004).

   4.17** Amendment No. 1 to Credit Agreement, by and between, Quest Cherokee, LLC, the subsidiary guarantors and the various lenders party to the UBS Amended Credit Agreement, UBS Securities LLC, as the lead arranger, book manager, documentation agent and syndication agent, UBS AG, Stamford Branch, as issuing bank, the L/C Facility issuing bank, the administrative agent for the lenders and collateral agent for the secured parties, and UBS Loan Finance LLC, as swing line lender, dated as of the 19th day of November, 2004.

   4.18* Amendment No. 2 and Waiver to Credit Agreement, by and between, Quest Cherokee, LLC, the subsidiary guarantors and the various lenders party to the UBS Amended Credit Agreement, UBS Securities LLC, as the lead arranger, book manager, documentation agent and syndication agent, UBS AG, Stamford Branch, as issuing bank, the L/C Facility issuing bank, the administrative agent for the lenders and collateral agent for the secured parties, and UBS Loan Finance LLC, as swing line lender, dated as of the 22nd day of February, 2005 (incorporated herein by reference to Exhibit
               4.1 to the Company's Quarterly Report on Form 10-QSB filed February 23. 2005).

   4.19* Loan Transfer Agreement dated as of July 22, 2004 among Quest Cherokee, LLC, Bluestem Pipeline, LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc, STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service, Incorporated, J-W Gas Gathering, LLC, Cherokee, Energy Partners, LLC, Bank One, NA, as administrative agent, issuing bank and collateral agent, and UBS, AG, Standford Branch, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB filed October 15, 2004).

   4.20* Security Agreement dated as of July 22, 2004 by Quest Cherokee, LLC and the guarantors listed on the signature page thereof and UBS AG, Stamford Branch, as collateral agent (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB filed October 15, 2004).

   4.21* Assignment of and Amendment to Mortgage dated as of July 22, 2004 by Bank One, NA, as collateral agent for the existing lenders, to UBS AG, Stamford Branch, as collateral agent for secured parties, and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-QSB filed October 15, 2004).

   4.22* Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Quest Cherokee, LLC to UBS AG, Stamford Branch, as Collateral Agent for secured parties, dated July 22, 2004 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-QSB filed October 15, 2004).

   4.23* Assignment, Assumption and Consent Agreement dated as of July 22, 2004 between Quest Cherokee, LLC, UBS AG, Bank One, NA and JP Morgan Chase Bank (incorporated herein by reference to Exhibit
               4.6 to the Company's Quarterly Report on Form 10-QSB filed October 15, 2004).

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

   10.5* Employment Agreement dated as of November 7, 2002 between Quest Resource Corporation and Jerry Cash (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB filed on August 29, 2003).

   10.6* Amendment No. 1 dated as of September 22, 2004 to Employment Agreement between the Company and Jerry Cash (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed on February 24, 2005)

   10.7* Employment Agreement dated as of November 7, 2002 between Quest Resource Corporation and Douglas Lamb (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed on August 29, 2003).

   10.8*       Amendment  No. 1 dated as of  September  22,  2004 to  Employment
               Agreement between the Company and Douglas Lamb (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed on February 24, 2005).

   10.9* Audit Committee Share Agreement as of June 6, 2003, between Quest Resource Corporation and John Garrison (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed October 15, 2004).

   10.10* Membership Interest Purchase Agreement by and between Quest Cherokee, LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated, J-W Gas Gathering, L.L.C., and Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6,
               2004).

   10.11* Amended and Restated Limited Liability Company Agreement of Quest Cherokee, LLC, by and among Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   10.12* Amendment dated February 11, 2005 to the Amended and Restated Limited Liability Company Agreement of Quest Cherokee, LLC, by and among Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (Filed as Exhibit 10.1 to Quest Resource Corporation's Form 8-K filed February 17, 2005 and incorporated herein by reference).

   10.13* Pledge Agreement by Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline
               Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., in favor of Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   10.14* Guaranty by Quest Resource Corporation in favor of Cherokee Energy Partners LLC, dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   10.15* Operating and Management Agreement by and between Quest Cherokee, LLC and Quest Energy Service, Inc., dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 6,
               2004).

   10.16* Non-Competition Agreement by and between by and between Quest Resource Corporation, Quest Cherokee, LLC, Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 6, 2004).

   10.17* Interest Rate Swap Transaction Agreements between the Quest Cherokee L.L.C. and UBS AG London Branch dated September 21, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed on February 24,
               2005).

   10.18* Interest Rate Cap Transaction Agreements between the Quest Cherokee L.L.C. and UBS AG London Branch dated September 21, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed on February 24,
               2005).

   10.19**     Summary of executive officer compensation arrangements

   21.1**      List of Subsidiaries.

   23.1**      Consent of Cawley and Gillespie & Associates, Inc.

   23.2**      Consent of McCune Engineering.

   31.1** Certification of Chief Executive Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2** Certification of Chief Financial Officer of Quest Resource Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   99.1**      Risk Factors.
-------------------
*             Incorporated by reference.
**            Filed herewith.