Form 10-KT/A
period 2004-12-31
QUEST RESOURCE CORP
filed 2005-04-08
CIK 775351

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


The issuer's revenues for the transition period ended December 31, 2004 were $26,156,000. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale of the issuer's common stock on April 6, 2005 at $4.00 per share was $22,119,860. This figure assumes that only the directors and officers of the Company, their spouses and controlled corporations were affiliates.

There were 14,249,694 shares outstanding of the issuer's common stock as of April 6, 2005.


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

                               TABLE OF CONTENTS

                                    PART I

ITEMS 1. AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES.......................3

ITEM 3.          LEGAL PROCEEDINGS...........................................15


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15


                                PART II


ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.....................................................15

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...16

ITEM 7.          FINANCIAL STATEMENTS........................................F-1

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE......................30

ITEM 8A.         CONTROLS AND PROCEDURES.....................................30

ITEM 8B.         OTHER INFORMATION...........................................30


                                    PART III


ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS............................31

ITEM 10.         EXECUTIVE COMPENSATION......................................31

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............31

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............31

ITEM 13.         EXHIBITS....................................................31

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES......................31

                 SIGNATURES..................................................32

                 INDEX TO EXHIBITS...........................................33

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


      This report on Form 10-KSB contains forward-looking statements regarding, among other topics, the Company's growth strategies, anticipated trends in the Company's business and its future results of operations, estimated future net revenues from natural gas and oil reserves and the present value thereof, planned capital expenditures, increases in natural gas production and development activities, and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. The Company assumes no obligation to update these statements. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Cautionary Statements for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" for a more detailed listing of the factors that may affect these forward looking statements.

      The Company elected to change its year end from May 31 to December 31. Accordingly, the Company's financial statements have been prepared for the seven months ended December 31, 2004, and now will be prepared for a calendar year going forward. In view of this change, this Form 10-KSB is a transition report and includes financial information for the seven-month transition period ended December 31, 2004 and for the twelve-month periods ended May 31, 2004 and 2003.


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

      ArcLight Transaction


      As part of the financing for the acquisition of properties from Devon, Quest Cherokee issued a $51 million 15% junior subordinated promissory note (the "Original Note") to Cherokee Energy Partners LLC, a wholly-owned subsidiary of Cherokee Energy Partners Fund I, L.P. ("ArcLight"), pursuant to the terms of a note purchase agreement dated as of December 22, 2003 between Quest Cherokee and ArcLight. In connection with the purchase of the Original Note, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest Cherokee owned by the Company's subsidiaries were converted into all of the Class B units. See the Company's Form 8-K filed on January 6, 2004 for additional information regarding the terms of ArcLight's investment in Quest Cherokee.


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

     (ii) the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes was increased from 85% to 90%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, was decreased from 15% to 10%, until the Subordinated Notes have been repaid; and

     (iii)after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow will be distributed 35% to ArcLight (as the holder of the Class A Units) and 65% to the Company's subsidiaries (as the holders of the Class B Units); previously such net cash flow would have been distributed 30% to ArcLight and 70% to the Company's subsidiaries.


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

     (ii) the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes would be further increased from 90% to 95%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, would be further decreased from 10% to 5%, until the Subordinated Notes have been repaid; and

     (iii)after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow would be distributed 40% to ArcLight (as the holder of the Class A Units) and 60% to the Company's subsidiaries (as the holders of the Class B Units).

     It is not currently anticipated that Quest Cherokee will exercise its option to issue any Additional Notes in a Fourth Issuance.


      See  Item  6.   "Management's   Discussion   and   Analysis  or  Plan  of
Operation--Capital Resources and Liquidity--ArcLight Transaction" for additional information regarding the terms of ArcLight's investment in the Company.


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


      Effective June 1, 2003, the Company closed the acquisition of natural gas producing properties, natural gas pipelines and a fleet of trucks and well service equipment, all of which are located in the southeastern Kansas portion of the geological region known as the Cherokee Basin. Approximately 15,000 acres of natural gas properties containing an estimated 3.8 Bcf of net proved natural gas reserves were acquired by QOG for approximately $2 million in cash, which was paid to entities owned by James R. Perkins and E. Wayne Willhite. These properties consisted of approximately 53 natural gas leases in Chautauqua, Montgomery and Elk Counties of southeastern Kansas. In a related transaction, another Company subsidiary, PGPC, acquired all of the stock of PSI, which included PSI's wholly-owned subsidiary J-W Gas, in exchange for 500,000 shares of the Company's common stock. PSI and J-W Gas owned, or controlled the operational rights to, approximately 274 miles of natural gas gathering pipelines. J-W also owned a fleet of trucks and well servicing equipment, and a shop building in Howard, Kansas. These assets are collectively referred to as the "Perkins/Willhite acquisition." In connection with the formation of Quest Cherokee, these assets were transferred to Quest Cherokee.


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


      The Company has a significant amount of acreage available for development. As of December 31, 2004, the Company had leases with respect to 205,230 gross undeveloped acres. For the seven months ended December 31, 2004, the Company drilled approximately 330 wells and had connected 117 wells to its pipeline systems. During the 2005 calendar year, the Company intends to drill approximately 159 wells (subject to compliance with the limitations contained in the UBS Credit Agreement - See Item 6. "Management's Discussion and Analysis or Plan of Operation - Capital Resources and Liquidity - UBS Credit Facility") and intends to drill approximately 1,140 wells over the three year period subsequent to calendar year 2005. The Company has identified approximately 600 proved undeveloped drilling locations and many more probable and possible drilling locations. The Company believes that it has the necessary expertise, manpower and equipment capabilities required to carry out these development plans. Management believes that significant additional value will be created for the Company if the drilling program continues to be successful in creating new natural gas wells that convert raw acreage into proven natural gas reserves. However, there can be no assurance that the Company will have the funding required to be able to drill and develop that number of wells during such time frame or as to the number of new wells that will be producing wells.


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


      During the seven months ended December 31, 2004, the Company drilled 330 gross (320 net) new wells on its properties, the majority of which were natural gas wells. The wells drilled have been evaluated and were included in the year-end reserve report. Of the additional wells drilled and evaluated during the transition period, eleven wells were deemed to be temporarily abandoned. The oil well count remains constant as the Company is focusing on adding natural gas reserves. ("See Summary of New and Abandoned Well Activity"). During the seven month transition period ended December 31, 2004, the Company continued to lease additional acreage in certain core development areas of the Cherokee Basin.


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

                              Seven Months
                                 Ended
                              December 31,                                 Years Ended May 31,
                              -------------     --------------------------------------------------------------------------
                                2004 (1)                  2004                           2003                    2002
                              -------------     ------------ -------------    -------------- -------------    ------------
                                  Gas               Oil          Gas               Oil           Gas           Gas & Oil
                              -------------     ------------ -------------    -------------- -------------    ------------
                               Gross   Net       Gross  Net   Gross   Net      Gross    Net   Gross   Net      Gross   Net
                              ------- -----     ------ ----- ------- -----    ------- ------ ------ ------    ------- ----
Exploratory Wells
Drilled:
        Dry                        -     -          -     -       -     -          -      -      -      -          4    4
Development Wells
Drilled:
        Capable of Production    117   114          -     -     138   132          1      1     45     45         33   25
        Dry                        -     -          -     -       2     2          -      -      1      1          2    2
Re-completion of Old Wells:
        Capable of Production     38    38          -     -       -     -          -      -      -      -          4    1
Wells Abandoned                  (11)  (11)        (2)   (2)       -     -       (13)   (13)   (21)   (18)        (1)  (1)
Acquired Devon wells 12/22/03      -     -          -     -     337   337          -      -      -      -          -    -
Acquired STP 11/1/02               -     -          -     -       -     -          -      -    108    105          -    -
Other Wells Acquired              11    11          -     -       -     -          -      -      9      8          -    -
                              ------- -----     ------ ----- ------- -----    ------- ------ ------ ------    ------- ----
Net increase in Capable Wells    117   114         (2)   (2)    477   471        (12)   (12)   143    140         36   28

                              ======= =====     ====== ===== ======= =====    ======= ====== ====== ======    ======= ====


(1)   No change to oil wells for the seven months ended December 31, 2004.


      The Company's coal bed methane gas wells are the most productive and profitable category of wells in its inventory. The Company's older natural gas wells and oil wells are 10 to 20 years old and are much less profitable than its typical coal bed methane well. By abandoning the marginal or non-commercial wells, the Company is more focused on its more profitable coal bed methane wells. The 330 new natural gas wells drilled for the seven-month transition period ended December 31, 2004 reflect an average drilling activity level of 47 wells per month. The Company expects to drill no more than 159 wells for calendar year 2005. The limited number of wells to be drilled in the 2005 calendar year is due to the Company's focus on connecting its significant inventory of drilled, but not connected wells, re-completions of existing wells to increase production and bank covenant restrictions regarding capital expenditures and drilling activity. (see Item 6. "Management's Discussion and Analysis or Plan of Operation - Capital Resources and Liquidity - UBS Credit Facility"). Subsequent to calendar year 2005, the Company plans to drill approximately 32 wells per month, subject to capital being available for such expenditures.

      Since  December 31, 2004,  the Company has drilled 26 wells and connected
152. As of April 6, 2005, the Company was not drilling any wells and approximately 54 wells were in the process of being completed over the next thirty-day period.


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

                                                   Years Ending December 31,
                               ----------------------------------------------------------
                                   2005           2006            2007             2008          Total
                                   ----           ----            ----             ----          -----
                                        (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)             5,474,000     5,614,000         -              -           11,088,000
Weighted-avg fixed
   price per MMBtu (1)         $       4.69   $      4.53         -              -        $        4.61
Fixed-price sales              $     25,645   $    25,433         -              -        $      51,078
Fair value, net                $     (8,579)  $    (9,096)        -              -        $     (17,675)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                          3,041,000     1,825,000     3,650,000       2,928,000      11,444,000
   Ceiling                        3,041,000     1,825,000     3,650,000       2,928,000      11,444,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                       $       5.18   $      5.30   $      4.83    $       4.50   $        4.91
   Ceiling                     $       6.23   $      6.35   $      5.83    $       5.52   $        5.94
Fixed-price sales (2)          $     18,946   $    11,589   $    21,279    $     16,163   $      67,977
Fair value, net                $       (934)  $      (768)  $    (1,754)   $     (1,346)  $      (4,802)

Total Natural Gas Contracts:
Contract vols (MMBtu)             8,515,000     7,439,000     3,650,000       2,928,000      22,532,000
Weighted-avg fixed
   price per MMBtu (1)         $       5.24   $      4.98   $      5.83    $       5.52   $        5.28
Fixed-price sales (2)          $     44,591   $    37,022   $    21,279    $     16,163   $     119,055
Fair value, net                $     (9,513)  $    (9,864)  $    (1,754)   $     (1,346)  $     (22,477)


    (1) The prices to be realized for hedged production are expected to vary from the prices shown due to basis.
    (2)   Assumes ceiling prices for natural gas collar volumes.


    The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See Note 16 of the notes to consolidated financial statements.


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


      The  Company's   pipeline   operations  are  conducted  through  Bluestem
Pipeline, LLC.

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

Employees


      As of April 6, 2005, the Company had 192 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


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

    NYMEX.   New York Mercantile Exchange.

ITEM 3.  LEGAL PROCEEDING


      See  Note  9  -  Contingencies,   in  notes  to  consolidated   financial
statements.


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

                                      Fiscal Quarter and Period Ended
                                      -------------------------------
                                            High Price   Low Price
                                            ----------   ---------
           December 31, 2004 (month ended)  $  6.25      $   5.75
           November 30, 2004                $  7.25      $   4.30
           August 31, 2004                  $  4.85      $   3.50

           May 31, 2004                     $  4.30      $   3.20
           February 29, 2004                $  4.60      $   2.80
           November 30, 2003                $  4.60      $   3.20
           August 31, 2003                  $  3.71      $   2.85

           May 31, 2003                     $  4.00      $   2.40
           February 28, 2003                $  3.85      $   1.95
           November 30, 2002                $  2.70      $   1.28
           August 31, 2002                  $  1.72      $   1.22


      The  source  for  the  information   contained  in  the  table  above  is
Investools @ www.investortoolbox.com. The closing price for QRCP stock on April 6, 2005 was $4.00.


Record Holders

      Common Stock. There are 950,000,000 shares of common stock authorized for issuance. As of March 29, 2005, there were 14,249,694 shares of common stock issued and outstanding, held of record by approximately 2,140 shareholders.

      Preferred  Stock.   There  are  50,000,000   shares  of  preferred  stock
authorized for issuance. 500,000 shares of the authorized preferred stock have been classed as Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to cumulative quarterly dividends at the annual rate of 10% on the purchase price of $10.00 per share and to convert each share into four shares of common stock. As of April 6, 2005, 10,000 shares of Series A Convertible Preferred Stock were issued and outstanding and held by two shareholders.


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


      Although there are currently no contractual restrictions on the ability of the Company to pay dividends on its common stock, for the foreseeable future the primary source of any funds that would be used to pay dividends will be distributions from Quest Cherokee to the Company. The ability of
Quest   Cherokee   to  make   distributions   to  the  Company  is  subject  to
restrictions  contained  in  its  limited  liability  company  agreement,   the
subordinated   promissory   notes   issued  to  ArcLight   and  in  its  credit
facilities.  See  Item 6.  "Management's  Discussion  and  Analysis  or Plan of
Operation--Capital   Resources  and   Liquidity"   for  a  discussion  of  these
restrictions.


Securities Authorized for Issuance under Equity Compensation Plans

      None

Recent Sales of Unregistered Securities

      None

Purchases of Equity Securities

      None


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

Cautionary Statements For Purpose Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act of 1995

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Some of the information in this report and in the Company's press releases and other filings with the SEC contain forward-looking statements within the meaning set forth in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe" or "continue" or the negative thereof or similar terminology. These statements express, or are based on, the Company's expectations about future events. These include such matters as:

      o     financial position;
      o     business strategy;
      o     budgets;
      o     amount, nature and timing of capital expenditures;
      o     drilling of wells;
      o     acquisition and development of natural gas and oil properties;
      o     timing and amount of future production of natural gas and oil;
      o     operating costs and other expenses;
      o estimated future net revenues from natural gas and oil reserves and the present value thereof;

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

     Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. There are many factors that could cause these forward-looking statements to be incorrect, including, but not limited to, the risks described in Exhibit 99.1 "Risk Factors" to this report, which are incorporated herein by reference. These factors include, among others:

     o    the ability of the Company to implement its business strategy;
     o the extent of the Company's success in discovering, developing and producing reserves, including the risks inherent in exploration and
          development   drilling,   well   completion   and  other   development
          activities;
     o    fluctuations in the commodity prices for natural gas and crude oil;
     o    engineering  and  mechanical  or   technological   difficulties   with
          operational equipment, in well completions and workovers, and in drilling new wells;
     o    land issues;
     o    federal and state regulatory developments;
     o    labor problems;
     o    environmental related problems;
     o the uncertainty inherent in estimating future natural gas and oil production or reserves;
     o    production variances from expectations;
     o the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;
     o    the need to develop and replace reserves;
     o    competition;
     o    dependence upon key personnel;
     o    the lack of liquidity of the Company's equity securities;
     o    operating hazards attendant to the natural gas and oil business;
     o down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;
     o potential mechanical failure or under-performance of significant wells;
     o    climatic conditions;
     o    availability and cost of material and equipment;
     o    delays in anticipated start-up dates;
     o    the Company's ability to find and retain skilled personnel;
     o    availability of capital;
     o    the strength and financial resources of the Company's competitors; and
     o    general economic conditions.

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

Overview of Company Status

     The successful integration of the three major acquisitions that have occurred during the last two fiscal years (Devon, Perkins/Willhite and STP) and the stimulation asset acquisition (Consolidated) during the transition period ended December 31, 2004 into one new organization, has allowed the Company to support new levels of development and operational activities. This integration has been accomplished with all of the Company's personnel now comprising an effective new team.

     The  Company's  strategic   positioning  in  the  southeastern  Kansas  and
northeastern Oklahoma natural gas industry has yielded significant increases in total revenues and has resulted in a solid foundation for future growth. The Company enjoyed a significant improvement in operating income in fiscal year 2004 as a result of increased natural gas prices over the levels realized in fiscal 2003 and the transition period reflects an improvement on an annualized basis as compared to fiscal year ended May 31, 2004. However, most of the increase in total revenues for the 2004 fiscal year is primarily due to the Devon property acquisition and the Perkins/Willhite acquisition that occurred during the year and a full year of operations from the STP acquisition that was completed in November 2002. The increase in total revenues for the transition period resulted from higher product prices (before hedge settlements) for natural gas and on an annualized basis, production volumes increased from a full year of operations from the Devon property acquisition. Operating results were also favorably affected by the increased level of new well development that was achieved during the transition period as a result of the
increased   funding  of  the  Company's   drilling  program  using  the  credit
facilities  from  UBS.  See  Items  1  and  2.  "Description  of  Business  and
Properties."

      At December 31, 2004, Quest had an interest in 824 natural gas and oil wells (gross) and natural gas and oil leases on approximately 517,000 gross acres. Management believes that the proximity of the 1,000 mile
Company-owned  pipeline  network  to  these  natural  gas and oil  leases  will enable the Company to quickly develop new producing wells on many of its un-drilled properties. The current inventory of undeveloped acreage is expected to yield more than 600 additional natural gas well drilling sites. With approximately 159 wells planned to be drilled during calendar year 2005 and thereafter, approximately 380 new wells planned for each of the next several years, the Company is positioned for significant growth in natural gas production, revenues, and net income. However, no assurance can be given that the Company will be able to achieve its anticipated rate of growth or that adequate sources of capital will be available.

Significant Developments During The Seven Months Ended December 31, 2004

      The Company has continued its development of new wells and the construction of supporting pipeline infrastructure. During the seven months ended December 31, 2004, the Company drilled 330 new gas wells (gross). The Company also connected 117 new gas wells (gross) into its gas gathering pipeline network during the same seven-month period. On December 31, 2004, the Company had 795 gas wells (gross) that it was operating and 206 gas wells (gross) that it was in the process of completing and connecting to its gas gathering pipeline system. In order to connect these new wells to the Company's pipeline network, the Company has undertaken the construction of approximately 124 miles of pipeline to gather gas and water from the new wells.

      On July 22, 2004, Quest Cherokee entered into a syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the "UBS Credit Agreement"). The UBS Credit Agreement originally provided for a $120 million six year term loan that was fully funded at closing and a $20 million five year revolving credit facility that could be used to issue letters of credit and fund future working capital needs and general corporate purposes. At closing, approximately $5 million of the UBS Revolving Loan was utilized for the issuance of letters of credit. The UBS Credit Agreement also contains a $15 million "synthetic" letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee's natural gas hedging program. A portion of the proceeds from the term loan were used to repay Quest Cherokee's existing credit facilities. In January 2005, Quest Cherokee determined that it was not in compliance with the leverage and interest coverage ratios in the UBS Credit Agreement for the quarter ended November 30, 2004. These defaults have been waived by lenders and Quest Cherokee is currently in compliance under the UBS Credit Agreement as amended on February 22, 2005. See "--Liquidity and Capital Resources".

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

Results of Operations

Seven months ended December 31, 2004 compared to the seven months ended December 31, 2003


      The Company has changed its fiscal year-end from May 31 to December 31. As a result of this change, the Company has prepared financial statements for the seven-month transition period ended December 31, 2004. Accordingly, the following discussion of results of operations will compare audited balances for the seven months ended December 31, 2004 to the unaudited balances for the seven months ended December 31, 2003, as follows:

                                             Seven months ended December 31,
                                            --------------- -- ----------------
                                                 2004               2003
                                            ---------------    ----------------
                                                                 (unaudited)
  Oil and gas sales                         $   24,201,000      $    8,755,000
  Gas pipeline revenue                           1,918,000           1,289,000
  Other revenue and expense                         37,000          (1,356,000)
                                            ---------------    ----------------
    Total revenues                              26,156,000           8,688,000

  Oil and gas production                         5,389,000           2,267,000
  Pipeline operating                             3,653,000           1,140,000
  General & administrative expense               2,681,000             831,000
  Depreciation, depletion & amortization         7,671,000           2,235,000
  Other costs of revenues                               --              (8,000)
                                            ---------------    ----------------
    Total costs and expenses                    19,394,000           6,465,000
                                            ---------------    ----------------

Operating income                                 6,762,000           2,223,000

  Change in derivative fair value               (1,487,000)          3,312,000
  Interest expense                             (10,147,000)         (2,377,000)
  Interest income                                    9,000                  --
                                            ---------------    ----------------

Income (loss) before income taxes               (4,863,000)          3,158,000
Income tax (expense)                                    --          (1,263,000)
                                            ---------------    ----------------
Net income (loss)                            $  (4,863,000)      $   1,895,000
                                            ===============    ================

      Total revenues of $26.2 million for the seven months ended December 31, 2004 represents an increase of 201% when compared to total revenues of $8.7 million for the seven months ended December 31, 2003. This increase was achieved by a combination of the additional producing wells from the Devon acquisition in December 2003 and the Company's aggressive new well development program.

      The increase in natural gas and oil sales from $8.8 million for the seven months ended December 31, 2003 to $24.2 million for the seven months ended December 31, 2004 and the increase in natural gas pipeline revenue from $1.3 million to $1.9 million resulted from the Devon asset acquisition and the additional wells and pipelines acquired or completed during the past twelve months. The Devon asset acquisition and the additional wells acquired or completed contributed to the production of 5,014,000 mcf of net gas for the seven months ended December 31, 2004, as compared to 1,815,000 net mcf produced for the seven months ended December 31, 2003. The Company's product prices before hedge settlements on an equivalent basis (mcfe) increased from $4.82 mcfe average for the 2003 period to $5.74 mcfe average for the 2004 period. Accounting for hedge settlements, the product prices increased from $4.08 mcfe average for the 2003 period to $4.83 mcfe average for the 2004 period. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future. In order to reduce natural gas price volatility, the Company has established a program to hedge natural gas prices. As of January 1, 2005, the
Company   had  entered   into   hedging   transactions   covering  a  total  of
approximately  22.5 Bcf of natural gas  production  through  December 2008. See
Items   1   and   2   "Description    of   Business   and    Properties--Company
Operations--Exploration & Production Activities-Hedging Activities" and Note 17 to the consolidated financial statements included in this report.

      Other revenue for the seven months ended December 31, 2004 was $37,000 as compared to other expense of $1.4 million for the seven months ended
December 31, 2003, resulting from recording the gain or loss on hedge settlements for the two comparative periods.

      The operating costs for the seven months ended December 31, 2004 totaled approximately $5.4 million as compared to operating costs of approximately $2.3 million incurred for the seven months ended December 31, 2003. Operating costs per mcf for the 2004 period were $1.07 per mcf as compared to $1.25 per mcf for the 2003 period, representing a 14% decrease. Pipeline operating costs for the seven months ended December 31, 2004 totaled approximately $3.7 million as compared to pipeline operating costs of $1.1 million incurred for the seven months ended December 31, 2003. The increase in operating costs are due to the Devon asset acquisition and the number of wells acquired, completed and operated during the year and the increased miles of pipeline in service. The increase in depreciation, depletion and amortization to approximately $7.7 million from approximately $2 million is a result of the increased number of producing wells and miles of pipeline acquired and developed, the higher volumes of natural gas and oil produced and the higher cost of properties recorded by application of the purchase method of accounting to record the Devon asset acquisition.

     General and administrative expenses increased to approximately $2.7 million for the seven months ended December 31, 2004 from $831,000 in the prior seven month period due primarily to the Devon asset acquisition, the increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company's internal controls and financial reporting. See Item 8A. "Controls and Procedures".

     Interest expense increased to approximately $10.1 million for the seven months ended December 31, 2004 from $2.4 million for the seven months ended December 31, 2003, due to the increase in the Company's outstanding borrowings related to the Devon acquisition and equipment, development and leasehold expenditures from the Company's aggressive drilling and development program during the transition period.

     Change in derivative fair value was a non-cash net loss of $1.5 million for the seven months ended December 31, 2004, which included a $269,000 net loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the period, a $565,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $1.8 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash net gain of $3.3 million for the seven months ended December 31, 2003, which was attributable to the change in fair value of cash flow hedges that did not meet the effectiveness guidelines of SFAS 133 for the period. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

     The Company generated a net loss of $3.4 million before income taxes and before the change in derivative fair value of $1.5 million for the seven months ended December 31, 2004, compared to a net loss of $154,000 before income taxes and before the change in derivative fair value of $3.3 million in the previous seven month period.

     No income tax expense or benefit resulted for the seven months ended December 31, 2004 compared to the income tax expense of $1.3 million for the seven months ended December 31, 2003, inclusive of a tax benefit of approximately $620,000 and the resulting limitation of net operating loss carry forwards, both resulting from the STP acquisition.

     The Company recorded a net loss of $4.9 million for the seven months ended December 31, 2004 as compared to net income of $1.9 million for the seven months ended December 31, 2003.

Fiscal year ended May 31, 2004 compared to fiscal year ended May 31, 2003

     Total revenues of $30 million for the year ended May 31, 2004 represents an increase of 271% when compared to total revenues of $8.1 million for the fiscal year ended May 31, 2003. This increase was achieved by a combination of the additional producing wells from the Devon acquisition in December 2003, the Perkins/Willhite acquisition in June 2003, the STP acquisition in November 2002 and the Company's aggressive new well development program.

     The increase in natural gas and oil sales from $8.3 million in fiscal year 2003 to $28.1 million in fiscal year 2004 and the increase in natural gas pipeline revenue from $632,000 to $2.7 million resulted from the Devon, STP and the Perkins/Willhite acquisitions and the additional wells and pipelines acquired or completed during the past twelve months. The Devon, STP and Perkins/Willhite acquisitions and the additional wells acquired or completed contributed to the production of 5,530,208 mcf of net gas in fiscal year 2004, as compared to 1,488,679 net mcf produced in the prior fiscal year. The Company's product prices on an equivalent basis (mcfe) decreased from $5.30 mcfe average for 2003 to $5.04 average for 2004. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future. In order to reduce natural gas price volatility, the Company has established a program to hedge natural gas prices. As of June 1, 2004, the Company had entered into hedging transactions covering a total of approximately 16.6 Bcf of natural gas production through December 2006. Subsequent to year end, in connection with the establishment of new credit facilities with UBS, the Company entered into additional hedging transactions covering approximately 10.2 Bcf of natural gas production through December 2008. See Items 1 and 2 "Description of Business and Properties--Company Operations--Exploration & Production Activities-Hedging Activities" and Note 17 to the consolidated financial statements included in this report.

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

      General and administrative expenses increased to approximately $2.6 million in fiscal year 2004 from $977,000 in the prior year due primarily to the Devon, STP and Perkins/Willhite acquisitions, the increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company's internal controls and financial reporting. See Item 8A. "Controls and Procedures"

      Interest expense increased to approximately $8.1 million for fiscal year 2004 from $727,000 for fiscal year 2003, due to the increase in the Company's outstanding borrowings related to the Devon, STP and Perkins/Willhite acquisitions and equipment, development and leasehold expenditures and the expense of $1 million related to the retirement of the Wells Fargo credit facilities.

      Change in derivative fair value was a non-cash net loss of $2 million for the fiscal year ended May 31, 2004, which included a $1.7 million net loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the fiscal year, a $888,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $1.2 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash net loss of $4.9 million for the year ended May 31, 2003, which was attributable to the change in fair value of cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the year. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

      The Company generated income of $1.4 million before income taxes and before the change in derivative fair value of $2 million for fiscal year 2004, compared to income of approximately $1.7 million before income taxes and before the change in derivative fair value of $4.9 million in the previous fiscal year.

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

Capital Resources and Liquidity

      Analysis of cash flows. As stated above, the Company changed its year-end from May 31 to December 31. As a result of this change, the Company has prepared financial statements for the seven-month transition period ended December 31, 2004. Accordingly, the following analysis of cash flows will cover the seven months ended December 31, 2004 compared to the seven months ended December 31, 2003, as follows:


                                                             Seven months ended December 31,
                                                           -------------------------------------
                                                                2004                 2003
                                                           ----------------     ----------------
                                                                                  (unaudited)
Cash flows from operating activities:

Net income (loss)                                            $  (4,863,000)       $   1,895,000
  Adjustments  to  reconcile  net  income  (loss) to cash
   provided by operations:
       Depreciation & depletion                                  8,033,000            2,235,000
       Accrued interest subordinated notes                       4,866,000              210,000
       Change in derivative fair value                           1,487,000           (3,312,000)
       Cumulative effect of accounting change                            -               47,000
       Deferred income taxes                                             -            1,263,000
       Accretion of line of credit                                       -            1,204,000
       Stock issued for services                                         -               62,000
       Stock issued for director fees                               62,000                    -
       Amortization of loan origination fees                       530,000              172,000
       Other                                                       191,000                    -
  Change in assets and liabilities:
       Accounts receivable                                         893,000           (2,397,000)
       Other receivables                                            85,000                    -
       Other current assets                                         16,000                    -
       Inventory                                                   208,000              130,000
       Accounts payable                                         13,628,000            1,201,000
       Revenue payable                                             222,000              836,000
       Accrued expenses                                            126,000                    -
                                                           ----------------     ----------------
            Net cash provided by operating activities           25,484,000            3,546,000
  Cash flows from investing activities:
       Acquisition of proved gas & oil properties-Devon                  -         (111,220,000)
       Acquisition of gas gathering pipelines-Devon                      -          (21,864,000)
       Equipment, development & leasehold costs                (48,287,000)          (6,425,000)
       Other assets                                               (527,000)            (188,000)
                                                           ----------------     ----------------
            Net cash used in investing activities              (48,814,000)        (139,697,000)
  Cash flows from investing activities:
       Long-term debt                                          136,118,000           89,450,000
       Repayments of note borrowings                          (104,732,000)         (19,500,000)
       Proceeds from subordinated debt                                   -           51,000,000
       Refinancing costs-UBS                                    (4,942,000)                   -
       Accounts payable-Devon holdback                                   -           12,417,000
       Dividends paid                                               (6,000)              (5,000)
       Proceeds from the issuance of common stock                  480,000              500,000
       Change in other long-term liabilities                      (638,000)                   -
                                                           ----------------     ----------------
            Net cash provided by financing activities           26,280,000          133,862,000
                                                           ----------------     ----------------
       Net increase in cash                                      2,950,000           (2,289,000)
       Cash, beginning of period                                 3,508,000            2,689,000
                                                           ----------------     ----------------
       Cash, end of period                                   $   6,458,000          $   400,000
                                                           ================     ================


      At December 31, 2004, the Company had current assets of $13.9 million, a working capital deficit (current assets minus current liabilities, excluding the short-term derivative asset and liability of $202,000 and $9.5 million, respectively) of $9.5 million and had generated $25.5 million net cash from operations during the seven months ended December 31, 2004.

      During  the  seven   months   ended   December   31,  2004,  a  total  of
approximately $48.8 million was invested in new natural gas wells and properties, new pipeline facilities, and other additional capital items. This investment was funded by operational cash flow, an increase of approximately $31.4 million in long-term debt and the $12 million of additional notes issued to ArcLight during February 2005. Additionally, the Company borrowed $5 million of additional term loans under the UBS Credit Agreement and paid down $3 million of the outstanding balance under its revolving credit facility during February 2005.

      Net cash provided from operating activities increased substantially from $3.5 million for the seven months ended December 31, 2003 to $25.5 million for the seven months ended December 31, 2004 due primarily to the expanded operations of the Company as discussed above.

      The Company's working capital deficit (current assets minus current liabilities, excluding the short-term derivative asset and liability of $202,000 and $9.5 million, respectively) was $9.5 million at December 31, 2004, compared to a working capital deficit of $132,000, (excluding the short-term derivative asset and liability of $917,000 and $2.6 million, respectively) at December 31, 2003. The change in working capital, resulting in a deficit, is due to the expanded operations from the completion of the Devon asset acquisition and the Company's significant new well and pipeline development activities during the last half of calendar year 2004. Additionally, accounts receivable, inventory, accounts payable, oil and gas payable and accrued expenses balances increased as the Company expanded its operations. There is a substantial increase in both receivables and payables on the balance sheet for December 31, 2004 as compared to December 31, 2003. This increase is largely due to the substantial increase in operating activity conducted by the Company that resulted in the $7.7 million working capital deficit. A significant portion of the accounts payable as of December 31, 2004 were funded with the proceeds of additional term loan borrowings and additional subordinated notes issued in February 2005 (See - "UBS Credit Facility" and "ArcLight Transaction" below).

      The Company intends to focus on re-completions and developing up to 159 additional new wells to be drilled and completed using the resources generated by its operations (subject to compliance with the limitations contained in the UBS Credit Agreement - See Item 6. "Management's Discussion and Analysis or Plan of Operation - Capital Resources and Liquidity - UBS Credit Facility"). However, no assurances can be given that such sources will be sufficient to fund the proposed capital expenditures for calendar year 2005. Subsequent to calendar year 2005, the Company intends to drill approximately 380 wells per year, which management currently estimates will require a capital investment of approximately $32 million per year to drill and develop. Management currently estimates that the Company would be able to drill and develop approximately 310 of these new wells during year 2006 utilizing cash flow from operations and that the Company will need to obtain additional funds for any additional wells. The Company could seek to borrow additional funds or sell equity securities. However, no assurances are given that such sources will be sufficient to fund the Company's anticipated level of new well development.

      The Company has determined that it is not feasible to develop the property leased by it in western Kentucky and has elected to not renew the lease. Developing this property could have required the Company to obtain significant additional capital resources. Since this property was outside of Quest Cherokee, the assets and financial resources of Quest Cherokee would not be available to support the development of this property.

      The Company acquired approximately 80 miles of an inactive oil pipeline for approximately $1 million during August 2004. The Company intends to convert this former oil pipeline into a natural gas pipeline. Additionally, the Company acquired certain assets from Consolidated Oil Well Services on September 15, 2004 in the amount of $4.1 million. The assets consisted of cementing, acidizing and fracturing equipment and a related office building and storage facility in Chanute, Kansas. Both of these acquisitions were funded with a portion of the remaining net proceeds from the $120 million term loan under the Company's current credit facility. See "--UBS Credit Facility."

Bank One Credit Facilities

      In connection with the December 22, 2004 Devon asset acquisition, the previous credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. were paid off. The Company, through its subsidiary
Quest Cherokee, entered into a Credit Agreement consisting of a three year $200 million senior revolving loan (the "Revolving Credit Agreement") and a five year $35 million senior term second lien secured loan (the "Term Loan Agreement") arranged and syndicated by Banc One Capital Markets, Inc. and with Bank One, NA, as agent. On July 22, 2004, the Bank One credit facilities were refinanced with a new credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent. See "--UBS Credit Facility".

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

      Interest initially accrued under both the UBS Term Loan and the UBS Revolving Loan, at Quest Cherokee's option, at either (i) a rate equal to the greater of the corporate "base rate" established by UBS AG, Stamford Branch, or the federal funds effective rate plus 0.50% (the "Alternative Base Rate"), plus the applicable margin (3.50% for revolving loans and 4.50% for term loans), or (ii) LIBOR, as adjusted to reflect the maximum rate at which any reserves are required to be maintained against Eurodollar liabilities (the "Adjusted LIBOR Rate"), plus the applicable margin (3.75% for revolving loans and 4.75% for term loans). In connection with the amendment to the UBS Credit Agreement in February 2005 discussed below, the applicable margin on borrowings under the UBS Credit Agreement was increased by 1% until Quest Cherokee's total leverage ratio is less than 4.0 to 1.0. In the event of a default under either the UBS Term Loan or the UBS Revolving Loan, interest will accrue at the applicable rate, plus an additional 2% per annum. Quest Cherokee pays an annual fee on the synthetic letter of credit facility equal to 4.75% of the amount of the facility.

      The UBS Credit Agreement may be repaid at any time without any premium or prepayment penalty. An amount equal to $300,000 (0.25% of the original principal balance of the UBS Term Loan) is required to be repaid each quarter, commencing December 31, 2004. In addition, Quest Cherokee is required to semi-annually apply 50% of Excess Cash Flow (or 25% of Excess
Cash Flow, if the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee's proved mineral interest to Total Net Debt is greater than or equal to 2.25:1.0) to repay the UBS Term Loan. "Excess Cash Flow" for any semi-annual period is generally defined as net cash flow from operations for that period less (1) principal payments of the UBS Term Loan made during the period, (2) the lower of actual capital expenditures or budgeted capital expenditures during the period and (3) permitted tax distributions made during the period or that will be paid within six months after the period. "Total Net Debt" is generally defined as funded indebtedness (other than the Subordinated Notes) less up to $10 million of unrestricted cash.

      The UBS Credit Agreement was initially secured by a lien on the substantially all of the assets of Quest Cherokee (other than the pipeline assets owned by Bluestem) and a pledge of the membership interest in Bluestem. Bluestem also guaranteed Quest Cherokee's obligations under the UBS Credit Agreement. In connection with the formation of Quest Cherokee Oilfield Service, LLC ("QCOS") on August 16, 2004, QCOS became a guarantor of the UBS Credit Agreement and pledged its assets as security for its guarantee.

      The UBS Credit Agreement contains affirmative and negative covenants that are typical for credit agreements of this type. The covenants in the UBS Credit Agreement include provisions requiring the maintenance of and furnishing of financial and other information; the maintenance of insurance, the payment of taxes and compliance with the law; the maintenance of collateral and security interests and the creation of additional collateral and security interests; the maintenance of certain financial ratios (which are described in more detail below); restrictions on the incurrence of additional debt or the issuance of convertible or redeemable equity securities; restrictions on the granting of liens; restrictions on making acquisitions and other investments; restrictions on disposing of assets and merging or consolidating with a third party where Quest Cherokee is not the surviving entity; restrictions on the payment of dividends and the repayment of other indebtedness; restrictions on transactions with affiliates that are not on an arms length basis; and restrictions on changing the nature of Quest Cherokee's business.

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

      In January 2005, Quest Cherokee determined that it was not in compliance with the leverage and interest coverage ratios in the UBS Credit Agreement for the quarter ended November 30, 2004. On February 22, 2005, Quest Cherokee and the lenders under the UBS Credit Agreement entered into an amendment and waiver pursuant to which the lenders waived all of the existing defaults under the UBS Credit
Agreement and the UBS Credit Agreement was amended, among other things, as follows:

     o an additional $12 million of Subordinated Notes to ArcLight was permitted;

     o the UBS Term Loan was increased by an additional $5 million to a total of $125 million;

     o the Company cannot drill any new wells until not less than 200 wells have been connected to the Company's gathering system since January 1, 2005 and gross daily production is at least 43 mmcfe/d for 20 of the last 30 days prior to the date of drilling, after which time the Company may drill up to 150 new wells prior to December 31, 2005 as long as the ending inventory of wells-in-progress as of the end of any month does not exceed 250 (as of April 6, 2005, the Company had connected 152 wells since January 1, 2005 and its average gross daily production for the 20 highest days out of the last 30 days was 35,392 mmcfe/d;

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

     o the minimum fixed charge coverage ratio for any test period (starting March 2006) may not be less than:

           1.00 to 1.0 for each of the first three quarters of 2006;
           1.10 to 1.0 for the fourth quarter of 2006;
           1.25 to 1.0 for each quarter for the year ended December 31, 2007;
           and
           1.50 to 1.0 for each quarter thereafter;

     o    capital expenditures for any test period may not exceed:

           $15 million for the first quarter 2005
           $7.25 million for the second quarter 2005
           $9.5 million for the third quarter 2005
           $13.25 million for the fourth quarter 2005
           $10 million for each quarter for the year ended December 31, 2006; and the amount of budgeted capital expenditures for 2007 and thereafter; and

     o until the later of December 31, 2005 and the date on which Quest Cherokee's total leverage ratio is less than 3.5 to 1.0, the UBS Revolving Loan may only be used for working capital purposes.

ArcLight Transaction

      In connection with the Devon asset acquisition, the Company issued a $51 million junior subordinated promissory note from ArcLight (the "Original Note") pursuant to the terms of a note purchase agreement. The Original Note was purchased at par. The Original Note bears interest at 15% per annum and is subordinate and junior in right of payment to the prior payment in full of superior debts. Interest is payable quarterly in arrears; provided, however, that if Quest Cherokee is not permitted to pay cash interest on the Original Note under the terms of its senior debt facilities, then interest will be paid in the form of additional subordinated notes. Quest Cherokee paid a commitment fee of $1,020,000 to obtain this loan. This loan fee has been capitalized as part of the acquisition of assets from Devon.

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

      The Subordinated Notes, together with all accrued and unpaid interest, were originally due on December 22, 2008. In connection with the UBS Credit Agreement, the maturity date of the Subordinated Notes was extended to the later of October 22, 2010 and the maturity date of the UBS Term Loan, subject to extension until December 22, 2010.

      In the event that Quest Cherokee is dissolved on or before February 11, 2008 (an "Early Liquidation Event"), the holders of the Subordinated Notes will be entitled to a make-whole payment equal to the difference between the amount they have received on account of principal and interest on the Subordinated Notes and $88.2 million (140% of the original principal amount of the Subordinated Notes).

      In the event of an Early Liquidation Event, the holders of the Subordinated Notes are entitled to 100% of the net cash flow until they have received the make-whole payment.

      Under the UBS Credit Agreement, no payments may be made on the Subordinated Notes nor may any distributions be made to the members of Quest Cherokee until after the December 31, 2004 reserve report has been delivered to the lenders. After that date, payments may be made with respect to the Subordinated Notes and distributions made to the members of Quest Cherokee semi-annually, but only if all of the following conditions have been met:

     o no default exists on the date any such payment is made, and no default or event of default would result from the payment, under the UBS Credit Agreement.

     o for the most recent four consecutive quarters, the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee's proved mineral interest to Total Net Debt is at least 1.75:1.0 and the ratio of Total Net Debt to Consolidated EBITDA does not exceed 3.00:1.0, in each case, after giving effect to such payment. "Consolidated EBITDA" is generally defined as consolidated net income, plus interest expense, amortization, depreciation, taxes and non-cash items deducted in computing consolidated net income and minus non-cash items added in computing consolidated net income.

     o The amount of such semi-annual payments do not exceed Quest Cherokee's Excess Cash Flow during the preceding half of the fiscal year less (1) the amount of Excess Cash Flow required to be applied to repay the UBS Term Loan, and (2) any portion of the Excess Cash Flow that is used to fund capital expenditures.

      In connection with the purchase of the Subordinated Notes, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest Cherokee owned by the Company's subsidiaries were converted into all of the Class B units.

      Under the terms of the amended and restated limited liability company agreement for Quest Cherokee, the net cash flow of Quest Cherokee was initially to be distributed generally 85% to the holders of the Subordinated Notes and 15% to the holders of the Class B units until the Subordinated Notes have been repaid. Thereafter, the net cash flow of Quest Cherokee was to be distributed generally 60% to the holders of the Class A units and 40% to the holders of the Class B units, until the holders of the Subordinated Notes and the Class A units have received a combined internal rate of return of 30% on their cash invested. Thereafter, the net cash flow of Quest Cherokee was to be distributed generally 30% to the holders of the Class A units and 70% to the holders of the Class B units.

      As a condition to the Second Issuance, the amended and restated limited liability company agreement was amended to provided that (1) the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes was increased from 85% to 90%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, was decreased from 15% to 10%, until the Subordinated Notes have been repaid and (2) after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow will be distributed generally 35% to ArcLight (as the holder of the Class A Units) and 65% to the Company's subsidiaries (as the holders of the Class B Units).

      These percentages may be altered on a temporary basis as a result of certain permitted tax distributions to the holders of the Class B units; however, future distributions will be shifted from the Class B unit holders to the Class A unit holders until the total distributions are in line with the above percentages. In addition, if the defect value attributable to the properties contributed by the Company's subsidiaries to Quest Cherokee exceed $2.5 million, then any distribution of net cash flow otherwise distributable to the Class B members will, instead, be distributed to the Class A member until these distributions equal such excess amount.

      The February 11, 2005 amended and restated note purchase agreement also provided for Quest Cherokee to issue to ArcLight Additional Notes in the principal amount of $7 million (the "Third Issuance") upon Quest Cherokee obtaining a waiver from the lenders under the UBS Credit Agreement with respect to Quest Cherokee's default under the credit agreement and an amendment to the credit agreement to permit the issuance of Additional Notes to ArcLight. On February 22, 2005, Quest Cherokee obtained the necessary waivers and amendments to the UBS Credit Agreement and closed on the Third Issuance. At the same time, Quest Cherokee borrowed $5 million of additional term loans under the UBS Credit Agreement and paid down $3 million of the outstanding balance under the revolver.

      Finally, the amended and restated note purchase agreement provides Quest Cherokee with the option to issue to ArcLight Additional Notes in the principal amount of $3 million (the "Fourth Issuance"). In the event of the Fourth Issuance:

     (i) the interest rate on the Subordinated Notes would increase from 15% to 20%;

     (ii) the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes would be further increased from 90% to 95%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, would be further decreased from 10% to 5%, until the Subordinated Notes have been repaid; and

     (iii)after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow would be distributed 40% to ArcLight (as the holder of the Class A Units) and 60% to the Company's subsidiaries (as the holders of the Class B Units).

     It is not currently anticipated that Quest Cherokee will exercise its option to issue any Additional Notes in a Fourth Issuance.

Management Agreement Between QES and Quest Cherokee

      As part of the restructuring, QES entered into an operating and management agreement with Quest Cherokee to manage the day to day operations of Quest Cherokee in exchange for a monthly manager's fee of $292,000 plus the reimbursement of costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges. Initially, the Company consolidated all of its employees into QES. In September 2004, QCOS was formed to acquire the stimulation assets from Consolidated. At that time, the Company's vehicles and equipment were transferred to QCOS and the costs associated with field employees, first level supervisors, exploration, development and operation of the Company's properties and certain other direct charges are now paid directly by QCOS while QES continues to employ all of the Company's non-field employees (other than first level supervisors). Until Quest Cherokee begins making distributions to its members, the Company's only source of cash flow to pay for its general and administrative expenses will be the management fee paid by Quest Cherokee. Management is currently reviewing the management fee to determine if it will be sufficient to cover such expenses for the foreseeable future.

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

Other Long-Term Indebtedness

      The Company had two promissory notes with authorized credit limits of $440,000 and $100,000 each. The $440,000 note matures on February 19, 2008, bears interest at the annual rate of 7% per annum,  requires a monthly  payment based  upon a 60 month  amortization,  is  secured  by  equipment  and  rolling stock, and had a principal balance outstanding on December 31, 2004 of $373,000. The $100,000 note matured on November 4, 2004, bore interest at the annual rate of 7% per annum and was secured by the inventory of parts and materials. As part of the restructuring, Quest Cherokee assumed the obligations under these notes.

Contractual Obligations

      Future payments due on the Company's contractual obligations as of December 31, 2004 are as follows:




                           Total           2005         2006-2007     2008-2009       thereafter
                        -------------   ------------    ----------    -----------    -------------
Term B Note             $119,700,000    $ 1,200,000    $2,400,000    $ 2,400,000     $113,700,000
Revolving Line of Credit  15,000,000             --            --     15,000,000               --
Notes payable              1,713,000        554,000       927,000        134,000           98,000
Convertible debentures        50,000         50,000            --             --               --
Subordinated debt         59,325,000             --            --             --       59,325,000
                        -------------   ------------    ----------    -----------    -------------
Total                   $195,788,000    $ 1,804,000     $3,327,000    $17,534,000    $173,123,000
                        =============   ============    ==========    ===========    =============


      In February 2005, the Company (a) borrowed an additional $5 million of Term B Notes that will be due on 2010 and (b) issued an additional $12 million of subordinated debt that will be due in 2010. If interest on the subordinated notes is not paid in cash, it will be added to the principle balance of the subordinated notes and if no payments are made on the subordinated notes, the principle amount would be $196.1 million in 2010 (taking into account the additional $12 million of subordinated notes issued on February 2005).

Critical Accounting Policies

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the consolidated financial statements.

Certain  Capital   Transactions

      During the seven months ended December 31, 2004 and the 2004 fiscal year, the Company engaged in the following capital transactions:

      Effective  June 1, 2003,  the Company  consummated  the  Perkins/Willhite
acquisition.    See   Items   1   and   2.   "Description   of   Business   and
Properties--Recent Developments--Other Acquisitions." A portion of the purchase price for this acquisition was paid through the issuance of 500,000 shares of common stock.

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

      On May 1, 2004, the Company issued 80,888 shares of common stock to the Company's 401(k) plan valued at $121,331.

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

Off-balance Sheet Arrangements

      At December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

ITEM 7.  FINANCIAL STATEMENTS

      Please  see  the  accompanying   financial   statements  attached  hereto
beginning on page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Quest Resource Corporation


     We have audited the accompanying consolidated balance sheets of QUEST RESOURCE CORPORATION and subsidiaries as of December 31, 2004 and May 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the seven months ended December 31, 2004 and the years ended May 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Resource Corporation and subsidiaries as of December 31, 2004 and May 31, 2004, and the consolidated results of their operations and cash flows for the seven months ended December 31, 2004 and the years ended May 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/S/ MURRELL, HALL, MCINTOSH & CO., PLLP


Oklahoma City, Oklahoma
March 4, 2005

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




Current assets:                                                                           December 31, 2004      May 31, 2004
                                                                                         --------------------- -----------------
    Cash                                                                                         $  6,458,000  $      3,508,000
    Accounts receivable, trade                                                                      6,204,000         7,097,000
    Other receivables                                                                                 524,000           609,000
    Deposits on acquisition                                                                                --           216,000
    Other current assets                                                                              241,000           257,000
    Short-term derivative asset                                                                       202,000                --
    Inventory                                                                                         284,000           492,000
                                                                                         --------------------- -----------------
          Total current assets                                                                     13,913,000        12,179,000

Property and equipment, net of accumulated depreciation of $1,245,000 and $832,000                  8,433,000         2,570,000

Pipeline assets, net of accumulated depreciation of $2,207,000 and $1,774,000                      42,552,000        36,488,000
Pipeline assets under construction                                                                 12,537,000                --

Oil and gas properties:
    Properties being amortized                                                                    154,427,000       123,161,000
    Properties not being amortized                                                                 16,707,000        24,662,000
                                                                                         --------------------- -----------------
                                                                                                  171,134,000       147,823,000
    Less:  Accumulated depreciation, depletion and amortization                                   (16,069,000)       (8,881,000)
                                                                                         --------------------- -----------------
          Net property, plant and equipment                                                       155,065,000       138,942,000
Other assets, net                                                                                   5,141,000           196,000
Long-term derivative asset                                                                            321,000                --
                                                                                         --------------------- -----------------
          Total assets                                                                          $ 237,962,000  $    190,375,000
                                                                                         ===================== =================


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                           $  17,337,000  $      3,714,000
     Revenue payable                                                                                3,507,000         3,285,000
     Accrued expenses                                                                                 588,000           462,000
     Current portion of notes payable                                                               1,804,000           336,000
     Short-term derivative liability                                                                9,513,000        10,087,000
                                                                                         --------------------- -----------------
          Total current liabilities                                                                32,749,000        17,884,000

Non-current liabilities:
     Long-term derivative liability                                                                12,964,000         9,701,000
     Asset retirement obligation                                                                      871,000           717,000
     Convertible debentures                                                                            50,000            50,000
     Acquisition holdback payable                                                                          --           638,000
     Notes payable                                                                                136,413,000       105,027,000
     Less current maturities                                                                       (1,804,000)         (336,000)
                                                                                         --------------------- -----------------
          Non-current liabilities                                                                 148,494,000       115,797,000
Subordinated debt (including accrued interest)                                                     59,325,000        54,459,000
                                                                                         --------------------- -----------------
          Total liabilities                                                                       240,568,000       188,140,000
Commitments and contingencies                                                                              --                --
Stockholders' equity:
     10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized,
          10,000 shares issued and outstanding at December 31 and May 31, 2004                             --                --
     Common stock, $.001 par value, 950,000,000 shares authorized, 14,249,694 and
         14,112,694 shares issued and outstanding at December 31 and May 31, 2004                      14,000            14,000
     Additional paid-in capital                                                                    17,184,000        16,642,000
     Accumulated other comprehensive income                                                       (11,143,000)      (10,629,000)


  The accompanying notes are an integral part of these consolidated financial statements.



     Accumulated deficit                                                                           (8,661,000)       (3,792,000)
                                                                                         --------------------- -----------------
Total stockholders' equity                                                                         (2,606,000)        2,235,000
                                                                                         --------------------- -----------------
Total liabilities and stockholders' equity                                                      $ 237,962,000  $    190,375,000
                                                                                         ===================== =================


                QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Seven Months             Year Ended         Year Ended May
                                                                    Ended December 31,           May 31,                31,
                                                                           2004                    2004                 2003
                                                                 -------------------------    --------------- --- -----------------
Revenue:
     Oil and gas sales                                           $             24,201,000      $  28,147,000      $      8,345,000
     Gas pipeline revenue                                                       1,918,000          2,707,000               632,000
     Other revenue and expense                                                     37,000           (843,000)             (879,000)
                                                                 -------------------------    ---------------     -----------------
          Total revenues                                                       26,156,000         30,011,000             8,098,000

Costs and expenses:
   Oil and gas production                                                       5,389,000          6,835,000             1,923,000
   Pipeline operating                                                           3,653,000          3,506,000               912,000
   General and administrative expenses                                          2,681,000          2,555,000               977,000
   Depreciation, depletion and amortization                                     7,671,000          7,650,000             1,822,000
   Other costs of revenues                                                             --                 --                56,000
                                                                 -------------------------    ---------------     -----------------
          Total costs and expenses                                             19,394,000         20,546,000             5,690,000
                                                                 -------------------------    ---------------     -----------------
Operating income                                                                6,762,000          9,465,000             2,408,000
                                                                 -------------------------    ---------------     -----------------
Other income (expense):
     Change in derivative fair value                                           (1,487,000)        (2,013,000)           (4,867,000)
     Sale of assets                                                                    --             (6,000)               (3,000)
     Interest expense                                                         (10,147,000)        (8,057,000)             (727,000)
     Interest income                                                                9,000              1,000                    --
                                                                 -------------------------    ---------------     -----------------
          Total other income and expense                                      (11,625,000)       (10,075,000)           (5,597,000)
                                                                 -------------------------    ---------------     -----------------
Loss before income taxes                                                       (4,863,000)          (610,000)           (3,189,000)
Deferred income tax benefit (expense)                                                  --            245,000              (374,000)
                                                                 -------------------------    ---------------     -----------------
Net loss before cumulative effect of accounting change                         (4,863,000)          (365,000)           (3,563,000)
Cumulative effect of accounting change, net of income tax of
$19,000                                                                                --            (28,000)                   --
                                                                 -------------------------    ---------------     -----------------
Net loss                                                                       (4,863,000)          (393,000)           (3,563,000)
Preferred stock dividends                                                          (6,000)           (10,000)              (10,000)
                                                                 -------------------------    ---------------     -----------------
Net loss available to common shareholders                        $             (4,869,000)     $    (403,000)     $     (3,573,000)
                                                                 =========================    ===============     =================
Loss per common share - basic:
     Loss before cumulative effect of accounting change          $                  (0.34)     $       (0.03)     $          (0.35)
     Cumulative effect of accounting change                                            --                 --                    --
                                                                 -------------------------    ---------------     -----------------
                                                                 $                  (0.34)     $       (0.03)     $          (0.35)
                                                                 =========================    ===============     =================
Loss per common share - diluted:
     Loss before cumulative effect of accounting change          $                  (0.34)     $       (0.03)     $          (0.35)
     Cumulative effect of accounting change                                            --                 --                    --
                                                                 -------------------------    ---------------     -----------------
                                                                 $                  (0.34)     $       (0.03)     $          (0.35)
                                                                 =========================    ===============     =================
Weighted average common and common equivalent shares outstanding:
     Basic                                                                     14,153,381         13,970,880            10,236,288
                                                                 =========================    ===============     =================
     Diluted                                                                   14,153,381         13,970,880            10,236,288
                                                                 =========================    ===============     =================


  The accompanying notes are an integral part of these consolidated financial statements.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Seven Months             Year Ended            Year Ended
                                                                   Ended December 31,            May 31,              May 31,
                                                                          2004                    2004                  2003
                                                                   ------------------        -------------          ------------

Cash flows from operating activities:
     Net income (loss)                                                $    (4,863,000)       $    (393,000)         $ (3,563,000)
     Adjustments to reconcile net income (loss) to cash
       provided by operations:
          Depreciation                                                        846,000              835,000               210,000
          Depletion                                                         7,187,000            6,802,000             1,612,000
          Accrued interest subordinated note                                4,866,000            3,459,000                    --
          Change in derivative fair value                                   1,487,000            2,013,000             4,867,000
          Cumulative effect of accounting change                                   --               47,000                    --
          Deferred income taxes                                                    --             (263,000)            1,075,000
          Accretion of line of credit                                              --            1,204,000               139,000
          Stock issued for retirement plan                                         --              121,000                    --
          Stock issued for director fees                                       62,000                   --                62,000
          Stock issued for services                                                --               94,000                73,000
          Amortization of loan origination fees                               530,000              172,000                20,000
          Amortization of deferred hedging gains                              163,000                   --                    --
          Other                                                                28,000               44,000                    --

 Change in assets and liabilities:
          Accounts receivable                                                 893,000           (4,751,000)             (295,000)
          Other receivables                                                    85,000           (1,432,000)               (8,000)
          Other current assets                                                 16,000             (257,000)                   --
          Futures contract                                                         --                   --                46,000
          Inventory                                                           208,000             (244,000)             (157,000)
          Accounts payable                                                 13,628,000            2,302,000              (636,000)
          Revenue payable                                                     222,000            2,221,000               557,000
          Accrued expenses                                                    126,000              223,000               209,000
                                                                   ------------------        -------------          ------------
               Net cash provided by operating activities                   25,484,000           12,197,000             4,211,000

Cash flows from investing activities:
          Acquisition of proved oil and gas properties-Devon                       --         (111,849,000)                   --
          Acquisition of gas gathering pipeline - Devon                            --          (21,964,000)                   --
          Deposit on acquisition                                                   --                   --              (613,000)
          Other assets                                                       (527,000)            (393,000)             (192,000)
          Equipment, development and leasehold costs                      (48,287,000)         (12,628,000)           (7,999,000)
                                                                   ------------------        -------------          ------------
               Net cash used in investing activities                      (48,814,000)        (146,834,000)           (8,804,000)

Cash flows from financing activities:
          Long term debt                                                  136,118,000          105,000,000             6,573,000
          Repayments of note borrowings                                  (104,732,000)         (21,682,000)                   --
          Proceeds from subordinated debt                                          --           51,000,000                    --
          Convertible debentures                                                   --                   --               165,000
          Refinancing costs - UBS                                          (4,942,000)                  --                    --
          Dividends paid                                                       (6,000)                  --                    --
          Change in other long-term liabilities                              (638,000)             638,000                    --
          Proceeds from issuance of common stock                              480,000              500,000               467,000
                                                                   ------------------        -------------          ------------
              Net cash provided by financing activities                    26,280,000          135,456,000             7,205,000
                                                                   ------------------        -------------          ------------

  The accompanying notes are an integral part of these consolidated financial statements.


Net increase (decrease) in cash                                             2,950,000              819,000             2,612,000
Cash, beginning of period                                                   3,508,000            2,689,000                77,000
                                                                   ------------------        -------------          ------------
Cash, end of period                                                   $     6,458,000        $   3,508,000          $  2,689,000
                                                                   ==================        =============          ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                          QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2004 AND YEARS ENDED MAY 31, 2004 and 2003

                                                                               Preferred      Common       Additional
                                                     Preferred      Common       Stock         Stock         Paid-In
                                                      Shares        Shares     Par Value     Par Value       Capital
                                                     ---------   ----------    ---------     ---------    -----------

Balance, May 31, 2002                                  10,000     6,596,140    $      --     $   6,000    $ 4,442,000

Stock sales for cash                                                 47,858                                    61,000
Stock issued for director fees                                       60,000                                    62,000
Stock issued for acquisition                                      5,380,785                      5,000      7,343,000
Stock issued for assets                                             330,000                                   343,000
Stock issued for leases                                              11,775                                    10,000
Stock issued for services                                            70,000                                    73,000
Stock issued for convertible debt                                   378,029                      1,000        446,000
Stock issued for options                                            406,000                      1,000        405,000
Wells Fargo warrant                                                                                         1,343,000
Net income
                                                     ---------   ----------    ---------     ---------    -----------
Balance, May 31, 2003                                  10,000    13,280,587    $      --     $  13,000    $14,528,000
                                                     ---------   ----------    ---------     ---------    -----------
Comprehensive income:
Net loss
Other comprehensive loss, net of tax:
  Change in fixed-price contract and other
     derivative fair value
  Reclassification adjustments-contract settlements

  Total comprehensive loss

Stock sales for cash                                                147,059                                   500,000
Stock issued for acquisition                                        500,000                      1,000      1,219,000
Stock issued for services                                            33,150                                    94,000
Stock issued for convertible debt                                    71,010                                   180,000
Stock issued employees 401(k) plan                                   80,888                                   121,000
                                                     ---------   ----------    ---------     ---------    -----------
Balance, May 31, 2004                                  10,000    14,112,694    $      --     $  14,000    $16,642,000
                                                     ---------   ----------    ---------     ---------    -----------
Comprehensive income:
Net loss
Other comprehensive loss, net of tax:
  Change in fixed-price contract and other
     derivative fair value
  Reclassification adjustments-contract settlements

  Total comprehensive loss

Dividends on preferred stock
Stock sales for cash                                                120,000                                   480,000
Stock issued for services                                            17,000                                    62,000
                                                     ---------   ----------    ---------     ---------    -----------
Balance, December 31, 2004                             10,000    14,249,694    $      --     $  14,000    $17,184,000
                                                     =========   ==========    =========     =========    ===========


(table continued)

                                                       Accumulated
                                                          Other
                                                      Comprehensive          Accumulated
                                                      Income (Loss)            Deficit                Total
                                                      -------------          -----------         -------------

Balance, May 31, 2002                                 $         --           $   164,000         $  4,612,000

Stock sales for cash                                                                                   61,000
Stock issued for director fees                                                                         62,000
Stock issued for acquisition                                                                        7,348,000
Stock issued for assets                                                                               343,000
Stock issued for leases                                                                                10,000
Stock issued for services                                                                              73,000
Stock issued for convertible debt                                                                     447,000
Stock issued for options                                                                              406,000
Wells Fargo warrant                                                                                 1,343,000
Net income                                                                    (3,563,000)          (3,563,000)
                                                      -------------          -----------         ------------
Balance, May 31, 2003                                 $         --           $(3,399,000)        $ 11,142,000
                                                      -------------          -----------         ------------
Comprehensive income:
Net loss                                                                        (393,000)            (393,000)
Other comprehensive loss, net of tax:
  Change in fixed-price contract and other
     derivative fair value                             (10,044,000)                               (10,044,000)
  Reclassification adjustments-contract settlements       (585,000)                                  (585,000)
                                                                                                 ------------
  Total comprehensive loss                                                                        (11,022,000)
                                                                                                 ------------
Stock sales for cash                                                                                  500,000
Stock issued for acquisition                                                                        1,220,000
Stock issued for services                                                                              94,000
Stock issued for convertible debt                                                                     180,000
Stock issued employees 401(k) plan                                                                    121,000
                                                      -------------          -----------         ------------
Balance, May 31, 2004                                 $(10,629,000)          $(3,792,000)        $  2,235,000
                                                      -------------          -----------         ------------
Comprehensive income:
Net loss                                                                      (4,863,000)          (4,863,000)
Other comprehensive loss, net of tax:
  Change in fixed-price contract and other
     derivative fair value                              (5,258,000)                                (5,258,000)
  Reclassification adjustments-contract settlements      4,744,000                                  4,744,000
                                                                                                 ------------
  Total comprehensive loss                                                                         (5,377,000)
                                                                                                 ------------
Dividends on preferred stock                                                      (6,000)              (6,000)
Stock sales for cash                                                                                  480,000
Stock issued for services                                                                              62,000
                                                      -------------          -----------         ------------
Balance, December 31, 2004                            $(11,143,000)          $(8,661,000)        $ (2,606,000)
                                                      =============          ===========         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

     Quest Resource Corporation (the "Company") is an independent energy company with an emphasis on the acquisition, production, transportation, exploration, and development of natural gas (coal bed methane) in southeastern Kansas and northeastern Oklahoma. Quest operations are currently focused on developing coal bed methane gas production in a ten county region that is served by a Company-owned pipeline network.

Principles of Consolidation and Subsidiaries

      The Company's subsidiaries consist of:

o  Quest Cherokee, LLC, a Delaware limited liability company ("Quest Cherokee"),
o  Bluestem Pipeline, LLC, a Delaware limited liability company ("Bluestem"),
o Quest Cherokee Oilfield Service, LLC, a Delaware limited liability company ("QCOS"),
o  Quest Energy Service, Inc., a Kansas corporation ("QES"),
o  Quest Oil & Gas Corporation, a Kansas corporation ("QOG"),
o  Ponderosa Gas Pipeline Company, a Kansas corporation ("PGPC"),
o  Producers Service, Incorporated, a Kansas corporation ("PSI"),
o  J-W Gas Gathering, L.L.C., a Kansas limited liability ("J-W Gas"), and
o  STP Cherokee, Inc., an Oklahoma corporation ("STP").

     QES, QOG, PGPC and STP are wholly-owned by the Company. PGPC owns all of the outstanding capital stock of PSI and PSI is the sole member of J-W Gas. QES, QOG, PGPC, STP, PSI and J-W Gas collectively own all of the outstanding Class B Units of Quest Cherokee. Cherokee Energy Partners, LLC, a wholly owned subsidiary of ArcLight Energy Partners Fund I, L.P. ("ArcLight"), owns all of the Class A Units of Quest Cherokee. Quest Cherokee is the sole member of Bluestem and QCOS.

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

     Quest Cherokee has two classes of membership units, Class A that is owned and controlled by ArcLight, and Class B that is owned and controlled by Quest Resource Corporation though several of its wholly owned subsidiaries. ArcLight acquired the Class A units for $100 in connection with its purchase of $51 million of subordinated notes of Quest Cherokee. The Class B members contributed natural gas and oil properties with an agreed upon value of $51 million. For financial reporting purposes, the properties transferred to Quest Cherokee by the Company and its subsidiaries, were transferred at historical cost.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Since the Company is anticipated to ultimately control 65% of the cash flows, the results of operation of Quest Cherokee have been included in these consolidated financial statements. For the period from inception through December 31, 2004, Quest Cherokee incurred operating losses. Operating losses are allocated 30% to the minority members until their membership interest of $100 is reduced to zero; thereafter all losses are allocated 100% to the Company.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Accounting

     The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

Uninsured Cash Balances

     The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, the Company's cash balances are in excess of this amount.

Accounts Receivable

     The Company conducts the majority of its operations in the States of Kansas and Oklahoma and operates exclusively in the natural gas and oil industry. The Company's joint interest and natural gas and oil sales receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.

     Management periodically assesses the Company's accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

Concentration of Credit Risk

     A significant portion of the Company's liquidity is concentrated in cash and derivative instruments that enable the Company to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Company to credit risk from its counterparties. The Company's accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to one purchaser (ONEOK) accounted for more than 95% of total natural gas and oil revenues for the seven months ended December 31, 2004. The industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the Company's customers may be similarly affected by changes in economic, industry or other conditions.

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

     All capitalized costs of natural gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment's of natural gas and oil properties are accounted for as adjustments of capitalized costs; that is, the cost of abandoned properties is charged to the full cost pool and amortized.

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

Other Property and Equipment

     Other property and equipment is reviewed on an annual basis for impairment and as of December 31, 2004, the Company has not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

     Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:

           Pipeline     40 years
           Buildings    25 years
           Equipment    10 years
           Vehicles      7 years

Other Dispositions

     Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

Marketable Securities

     In accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available-or-sale. At May 31, 2004 and December 31, 2004, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Common Share

     SFAS 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 10 - Earnings Per Share, for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, receivables, deposits, hedging contracts, accounts payable, accrued expenses, convertible debentures and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The hedging contracts are recorded in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The carrying amounts for convertible debentures and notes payable approximate fair value because the interest rates have remained generally unchanged since the issuance of the convertible debentures and due to the variable nature of the interest rates of the notes payable.

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

Accounting for Derivative Instruments and Hedging Activities

     The Company seeks to reduce its exposure to unfavorable changes in natural gas prices by utilizing energy swaps and collars (collectively, "fixed-price contracts" ). The Company also enters into interest rate swaps and caps to reduce its exposure to adverse interest rate fluctuations. In the first quarter of fiscal 2001, the Company adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

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

     Although the Company's fixed-price contracts and interest rate swaps and caps may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 17 - Derivatives.

     The Company has established the fair value of all derivative instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

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

     The Company's asset retirement obligations relate to the plugging and abandonment of natural gas and oil properties. The Company is unable to predict if and when its pipelines would become completely obsolete and require decommissioning. Accordingly, the Company has recorded no liability or corresponding asset for the pipelines in conjunction with the adoption of SFAS 143 because the future dismantlement and removal dates of the Company's assets and the amount of any associated costs are indeterminable.

Reclassification

     Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

2.  Acquisitions

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

     On December 10, 2003, the Company entered into an asset purchase agreement with Devon Energy Production Company, L.P. and Tall Grass Gas Services, LLC (collectively, "Devon") to acquire certain natural gas properties located in Kansas and Oklahoma for a total consideration of $126 million, subject to certain purchase price adjustments. The acquisition was finalized on December 22, 2003. At the closing, the Company transferred all of its rights and obligations under the asset purchase agreement to Quest Cherokee.

     At the time of closing, Devon had not received consents to the assignment of certain of the leases from the lessors on natural gas leases with an allocated value of approximately $12.3 million. As a result, Quest Cherokee and Devon entered into a Holdback Agreement pursuant to the terms of which Quest Cherokee paid approximately $113.4 million of the purchase price at the closing and agreed to pay the allocated value of the remaining properties at such time as Devon received the consents to assignment for those leases. Subsequent to closing, Quest Cherokee paid approximately $9.6 million in February 2004, $2.6 million in May 2004 and $0.6 million in September 2004.

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

     In accordance with the terms of the asset purchase agreement, the purchase price, including approximately $7.7 million of transaction fees and $1.7 million of assumed hedging liabilities was allocated as follows:

           Proved producing properties              $ 54,528,000
           Proved undeveloped properties              38,649,000
           Undeveloped properties                     20,422,000
           Pipelines                                  21,964,000
           Other                                           9,000
                                                    ------------
                Total                               $135,572,000
                                                    ============

     See the Current Report on Form 8-K filed by the Company on January 6, 2004 for additional information regarding the Devon asset acquisition.

     Effective June 1, 2003, PGPC and the Company consummated a Stock Purchase Agreement with Perkins Oil Enterprises, Inc. and E. Wayne Willhite Energy, L.L.C. pursuant to the terms of which the Company and PGPC acquired from Perkins Oil Enterprises and E. Wayne Willhite Energy all of the capital stock of PSI in exchange for 500,000 shares of the common stock of the Company which was valued at $1.2 million. At the time of the acquisition, PSI owned all of the issued and outstanding membership interests of J-W Gas and a 5-year contract right to operate a lease on a 78-mile natural gas pipeline and J-W Gas owned approximately 200 miles of natural gas gathering lines in southeast Kansas. These assets were subsequently transferred to Quest Cherokee as part of the restructuring of the Company's operations in anticipation of the Devon asset acquisition.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Also effective June 1, 2003, QOG closed on a Purchase and Sale Agreement with James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. and J-W Gas pursuant to the terms of which QOG acquired 53 natural gas and oil leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas for $2,000,000. Both of these June 6, 2003 transactions were completed effective as of June 1, 2003. The cash portion of the purchase price was funded with borrowings under the Company's two credit facilities with Wells Fargo Bank Texas, N.A. and Wells Fargo Energy Capital, Inc. These assets were also subsequently transferred to Quest Cherokee as part of the restructuring of the Company's operations in anticipation of the Devon asset acquisition.

     In accordance with the terms of the asset purchase agreement, the purchase price, current assets and certain assumed liabilities were allocated as follows:

           Current assets                $   604,000
           Property and equipment          1,177,000
           Natural   gas  and  oil         2,040,000
           properties
           Current liabilities              (669,000)
           Long-term debt                   (112,000)
                                         -----------
           Net assets acquired           $ 3,040,000
                                         ===========

     On November 7, 2002, the Company, STP and Mr. Cash, the sole stockholder of STP, consummated an Agreement and Plan of Reorganization by and among the Company, STP and Mr. Cash, dated as of November 7, 2002 (the "Reorganization Agreement"). Pursuant to the terms and conditions of the Reorganization Agreement, the Company issued to Mr. Cash 5,380,785 shares of the common stock of the Company, representing approximately 42.0% of the common stock of the Company after giving effect to the transactions contemplated by the Reorganization Agreement, in exchange for 100% of the outstanding common stock of STP (the "Stock Exchange"). The transaction is being accounted for as a "purchase" following the procedures of SFAS 142, Accounting for Business Combinations. These assets were also subsequently transferred to Quest Cherokee as part of the restructuring of the Company's operations in anticipation of the Devon asset acquisition.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

           Current assets             $ 1,667,000
           Fixed assets                15,497,000
           Current liabilities         (1,620,000)
           Debt assumed                (8,196,000)
                                      -----------
           Net assets acquired        $ 7,348,000
                                      ===========

Pro Forma Summary Data (unaudited)

     The following pro forma summary data for the transition period ended December 31, 2004 and the fiscal years ending May 31, 2004 and 2003 presents the consolidated results of operations as if the Devon asset acquisition made on December 22, 2003, the Perkins/Willhite acquisition made on June 1, 2003 and the STP acquisition made on November 7, 2002 had occurred on June 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at June 1, 2002 or of results that may occur in the future. For additional information regarding the Devon asset acquisition and the related transactions, please see the Company's Form 8-K filed January 6, 2004.

                           Seven Months
                         Ended December 31,     Years Ended May 31
                         ------------------   -------------------------
                              2004                2004         2003
                         ------------------   -----------   -----------
Proforma revenue         $    26,156,000      $45,241,000   $26,033,000
Proforma   net  income
  (loss)                 $    (4,863,000)     $ 2,311,000   $    67,000
Proforma   net  income
  (loss) per share       $          (.34)     $       .17   $       .01

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Long-Term Debt

      Long-term debt consists of the following:
                                                       December 31, 2004
                                                       -----------------
Senior credit facility:
     Revolving loan                                     $  15,000,000
     Term Loan                                            119,700,000

Notes payable to banks and finance companies,  secured
by  equipment  and  vehicles,   due  in   installments
through  February 2008 with interest ranging from 5.5%
to 11.5% per annum                                          1,713,000

Convertible  debentures - unsecured;  interest accrues
at 8% per annum                                                50,000
                                                        -------------

Total long term debt                                      136,463,000

Less - current maturities                                   1,804,000
                                                        -------------

Total long term debt, net of current maturities         $ 134,659,000
                                                        =============

Subordinated debt (inclusive of accrued interest)       $  59,325,000
                                                        =============

     The aggregate scheduled maturities of notes payable, long-term debt and subordinated debt for the five years ending December 31, 2009 and thereafter were as follows as of December 31, 2004:

               2005                   $1,804,000
               2006                    1,701,000
               2007                    1,626,000
               2008                    1,310,000
               2009                   16,224,000
              Thereafter             173,123,000
                                    ------------
                                    $195,788,000
                                    ============

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

     Interest initially accrued under both the UBS Term Loan and the UBS Revolving Loan, at Quest Cherokee's option, at either (i) a rate equal to the greater of the corporate "base rate" established by UBS AG, Stamford Branch, or the federal funds effective rate plus 0.50% (the "Alternative Base Rate"), plus the applicable margin (3.50% for revolving

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans and 4.50% for term loans), or (ii) LIBOR, as adjusted to reflect the maximum rate at which any reserves are required to be maintained against Eurodollar liabilities (the "Adjusted LIBOR Rate"), plus the applicable margin (3.75% for revolving loans and 4.75% for term loans). In connection with the amendment to the UBS Credit Agreement in February 2005 discussed below, the applicable margin on borrowings under the UBS Credit Agreement was increased by 1% until Quest Cherokee's total leverage ratio is less than 4.0 to 1.0. In the event of a default under either the UBS Term Loan or the UBS Revolving Loan, interest will accrue at the applicable rate, plus an additional 2% per annum. Quest Cherokee pays an annual fee on the synthetic letter of credit facility equal to 4.75% of the amount of the facility.

      The UBS Credit Agreement may be repaid at any time without any premium or prepayment penalty. An amount equal to $300,000 (0.25% of the original principal balance of the UBS Term Loan) is required to be repaid each quarter, commencing December 31, 2004. In addition, Quest Cherokee is required to semi-annually apply 50% of Excess Cash Flow (or 25% of Excess
Cash Flow, if the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee's proved mineral interest to Total Net Debt is greater than or equal to 2.25:1.0) to repay the UBS Term Loan. "Excess Cash Flow" for any semi-annual period is generally defined as net cash flow from operations for that period less (1) principal payments of the UBS Term Loan made during the period, (2) the lower of actual capital expenditures or budgeted capital expenditures during the period and (3) permitted tax distributions made during the period or that will be paid within six months after the period. "Total Net Debt" is generally defined as funded indebtedness (other than the Subordinated Notes) less up to $10 million of unrestricted cash.

      The UBS Credit Agreement was initially secured by a lien on the substantially all of the assets of Quest Cherokee (other than the pipeline assets owned by Bluestem) and a pledge of the membership interest in Bluestem. Bluestem also guaranteed Quest Cherokee's obligations under the UBS Credit Agreement. In connection with the formation of Quest Cherokee Oilfield Service, LLC ("QCOS") on August 16, 2004, QCOS became a guarantor of the UBS Credit Agreement and pledged its assets as security for its guarantee.

      The UBS Credit Agreement contains affirmative and negative covenants that are typical for credit agreements of this type. The covenants in the UBS Credit Agreement include provisions requiring the maintenance of and furnishing of financial and other information; the maintenance of insurance, the payment of taxes and compliance with the law; the maintenance of collateral and security interests and the creation of additional collateral and security interests; the maintenance of certain financial ratios (which are described below); restrictions on the incurrence of additional debt or the issuance of convertible or redeemable equity securities; restrictions on the granting of liens; restrictions on making acquisitions and other investments; restrictions on disposing of assets and merging or consolidating with a third party where Quest Cherokee is not the surviving entity; restrictions on the payment of dividends and the repayment of other indebtedness; restrictions on transactions with affiliates that are not on an arms length basis; and restrictions on changing the nature of Quest Cherokee's business.

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

      In January 2005, Quest Cherokee determined that it was not in compliance with the leverage and interest coverage ratios in the UBS Credit Agreement for the quarter ended November 30, 2004. On February 22, 2005, Quest Cherokee and the lenders under the UBS Credit Agreement entered into an amendment and waiver pursuant to which the lenders waived all of the existing defaults under the UBS Credit Agreement and the UBS Credit Agreement was amended, among other things, as follows:

o    an additional $12 million of Subordinated Notes to ArcLight was permitted;

o the UBS Term Loan was increased by an additional $5 million to a total of $125 million;

o the Company cannot drill any new wells until not less than 200 wells have been connected to the Company's gathering system since January 1, 2005 and gross daily production is at least 43 mmcfe/d

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     for 20 of the last 30 days prior to the date of drilling, after which time the Company may drill up to 150 new wells prior to December 31, 2005 as long as the ending inventory of wells-in-progress as of the end of any month does not exceed 250;

o    the total leverage ratio for any test period may not exceed:

      5.50 to 1.0 for the first quarter of 2005;
      5.00 to 1.0 for the second quarter of 2005;
      4.50 to 1.0 for the third quarter of 2005;
      3.80 to 1.0 for the fourth quarter of 2005;
      3.30 to 1.0 for the first quarter of 2006;
      2.90 to 1.0 for the second quarter of 2006;
      2.50 to 1.0 for the third quarter of 2006; and
      2.50 to 1.0 for the fourth quarter of 2006 and thereafter;

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

o    the minimum fixed charge coverage ratio for any test period (starting March
     2006) may not be less than:

      1.00 to 1.0 for each of the first three quarters of 2006;
      1.10 to 1.0 for the fourth quarter of 2006;
      1.25 to 1.0 for each quarter for the year ended December 31, 2007; and
      1.50 to 1.0 thereafter;

o    capital expenditures for any test period may not exceed:

      $15 million for the first quarter 2005
      $7.25 million for the second quarter 2005
      $9.5 million for the third quarter 2005
      $13.25 million for the fourth quarter 2005
      $10 million for each quarter for the year ended December 31, 2006; and the amount of budgeted capital expenditures for 2007 and thereafter; and

o until the later of December 31, 2005 and the date on which Quest Cherokee's total leverage ratio is less than 3.5 to 1.0, the UBS Revolving Loan may only be used for working capital purposes.

Subordinated Promissory Notes

     In connection with the Devon asset acquisition, the Company issued a $51 million junior subordinated promissory note from ArcLight (the "Original Note") pursuant to the terms of a note purchase agreement. The Original Note was purchased at par. The Original Note bears interest at 15% per annum and is subordinate and junior in right of payment to the prior payment in full of superior debts. Interest is payable quarterly in arrears; provided, however, that if Quest Cherokee is not permitted to pay cash interest on the Original Note under the terms of its senior debt facilities, then interest will be paid in the form of additional subordinated notes. Quest Cherokee paid a commitment fee of $1,020,000 to obtain this loan. This loan fee has been capitalized as part of the acquisition of assets from Devon.

     On February 11, 2005, Quest Cherokee and ArcLight amended and restated the note purchase agreement to provide for the issuance to ArcLight of up to $15 million of additional 15% junior subordinated promissory notes (the "Additional Notes" and together with the Original Notes, the "Subordinated Notes") pursuant to the terms of an amended

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and restated note purchase agreement. Also on February 11, 2005, Quest Cherokee issued $5 million of Additional Notes to ArcLight (the "Second Issuance").

     The Subordinated Notes, together with all accrued and unpaid interest, were originally due on December 22, 2008. In connection with the UBS Credit Agreement, the maturity date of the Subordinated Notes was extended to the later of October 22, 2010 and the maturity date of the UBS Term Loan, subject to extension until December 22, 2010.

     In the event that Quest Cherokee is dissolved on or before February 11, 2008 (an "Early Liquidation Event"), the holders of the Subordinated Notes will be entitled to a make-whole payment equal to the difference between the amount they have received on account of principal and interest on the Subordinated Notes and $88.2 million (140% of the original principal amount of the Subordinated Notes).

     In the event of an Early Liquidation Event, the holders of the Subordinated Notes are entitled to 100% of the net cash flow until they have received the make-whole payment.

     Under the UBS Credit Agreement, no payments may be made on the Subordinated Notes nor may any distributions be made to the members of Quest Cherokee until after the December 31, 2004 reserve report has been delivered to the lenders. After that date, payments may be made with respect to the Subordinated Notes and distributions made to the members of Quest Cherokee semi-annually, but only if all of the following conditions have been met:

o no default exists on the date any such payment is made, and no default or event of default would result from the payment, under the UBS Credit Agreement.

o for the most recent four consecutive quarters, the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee's proved mineral interest to Total Net Debt is at least 1.75:1.0 and the ratio of Total Net Debt to Consolidated EBITDA does not exceed 3.00:1.0, in each case, after giving effect to such payment. "Consolidated EBITDA" is generally defined as consolidated net income, plus interest expense, amortization, depreciation, taxes and non-cash items deducted in computing consolidated net income and minus non-cash items added in computing consolidated net income.

o The amount of such semi-annual payments do not exceed Quest Cherokee's Excess Cash Flow during the preceding half of the fiscal year less (1) the amount of Excess Cash Flow required to be applied to repay the UBS Term Loan, and (2) any portion of the Excess Cash Flow that is used to fund capital expenditures.

     In connection with the purchase of the Subordinated Notes, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest
Cherokee owned by the Company's subsidiaries were converted into all of the Class B units.

     Under the terms of the amended and restated limited liability company agreement for Quest Cherokee, the net cash flow of Quest Cherokee was initially to be distributed generally 85% to the holders of the Subordinated Notes and 15% to the holders of the Class B units until the Subordinated Notes have been repaid. Thereafter, the net cash flow of Quest Cherokee was to be distributed generally 60% to the holders of the Class A units and 40% to the holders of the Class B units, until the holders of the Subordinated Notes and the Class A units have received a combined internal rate of return of 30% on their cash invested. Thereafter, the net cash flow of Quest Cherokee was to be distributed generally 30% to the holders of the Class A units and 70% to the holders of the Class B units.

     As a condition to the Second Issuance, the amended and restated limited liability company agreement was amended to provided that (1) the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes was increased from 85% to 90%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, was decreased from 15% to 10%, until the Subordinated Notes have been repaid and (2) after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow will be distributed generally 35% to ArcLight (as the holder of the Class A Units) and 65% to the Company's subsidiaries (as the holders of the Class B Units).

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     These percentages may be altered on a temporary basis as a result of certain permitted tax distributions to the holders of the Class B units; however, future distributions will be shifted from the Class B unit holders to the Class A unit holders until the total distributions are in line with the above percentages. In addition, if the defect value attributable to the properties contributed by the Company's subsidiaries to Quest Cherokee exceed $2.5 million, then any distribution of net cash flow otherwise distributable to the Class B members will, instead, be distributed to the Class A member until these distributions equal such excess amount.

     The February 11, 2005 amended and restated note purchase agreement also provided for Quest Cherokee to issue to ArcLight Additional Notes in the principal amount of $7 million (the "Third Issuance") upon Quest Cherokee obtaining a waiver from the lenders under the UBS Credit Agreement with respect to Quest Cherokee's default under the credit agreement and an amendment to the credit agreement to permit the issuance of Additional Notes to ArcLight. On February 22, 2005, Quest Cherokee obtained the necessary waivers and amendments to the UBS Credit Agreement and closed on the Third Issuance. At the same time, Quest Cherokee borrowed $5 million of additional term loans under the UBS Credit Agreement.

     Finally, the amended and restated note purchase agreement provides Quest Cherokee with the option to issue to ArcLight Additional Notes in the principal amount of $3 million (the "Fourth Issuance"). In the event of the Fourth
Issuance:

o    the interest rate on the Subordinated Notes would increase from 15% to 20%;

o the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes would be further increased from 90% to 95%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, would be further decreased from 10% to 5%, until the Subordinated Notes have been repaid; and

o after the Subordinated Notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow would be distributed 40% to ArcLight (as the holder of the Class A Units) and 60% to the Company's subsidiaries (as the holders of the Class B Units).

     It is not currently anticipated that Quest Cherokee will exercise its option to issue any Additional Notes in a Fourth Issuance.

Other Long-Term Indebtedness.

     QES has one promissory note with an authorized credit limit of $440,000. The note matures on February 19, 2008, bears interest at the annual rate of 7% per annum, requires monthly payments based upon a 60-month amortization, is secured by equipment and rolling stock, and had a principal balance outstanding on December 31, 2004 of $373,000. The obligation under this note was assumed by Quest Cherokee as part of the restructuring of the Company's operations in connection with the acquisition of natural gas leases and related pipelines and equipment from Devon Energy Production Company, L.P. and Tall Grass Gas Services, LLC in December 2003. Approximately $1.3 million of notes with various financial lenders for equipment and vehicle purchases comprise the remainder.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


under the Wells Fargo Energy Capital credit agreement during its term less any cash interest actually paid to Wells Fargo Energy Capital). In the event that Wells Fargo Energy Capital were to exercise the put option in the near future, the Company may have difficulty satisfying its obligations under the warrant since it does not have any readily available sources of liquidity.

Convertible Debentures

     For the year ended May 31, 2003, the Company issued $165,000 of convertible debentures and converted $397,000 of debentures into 328,029 shares of common stock. During the year ended May 31, 2004, the Company converted $180,000 of debentures into 71,010 shares of common stock. No debentures were converted during the seven-month transition period ended December 31, 2004.

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

5. Stockholders' Equity

Common Stock Transactions

     The  Company  has  authorized   950,000,000  shares  of  common  stock  and
50,000,000 shares of preferred stock. As of December 31, 2004, there were 14,249,694 shares of common stock outstanding. The following transactions were recorded in the Company's financial statements during the seven-month transition period ended December 31, 2004.

1) Issued 17,000 shares of common stock to compensate director for audit committee service.
2)   Issued 120,000 shares of common stock for $480,000 in cash.

     The following transactions were recorded in the Company's financial statements during the fiscal year ended May 31, 2004.

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

The  following    transactions   were   recorded  in  the  Company's   financial
statements during the fiscal year ended May 31, 2003.

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

Series A Preferred Stock

     The Company has authorized 50,000,000 preferred shares of stock. During the year ended May 31, 2000, the

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company issued a total of 10,000 shares of Series A Preferred Stock to two individuals for a total of $100,000. Each share of Series A Preferred Stock is convertible into four shares of common stock. The Series A Preferred Stock has an annual cash dividend of $1.00 per share. 10,000 shares of Series A Preferred Stock remain issued and outstanding as of December 31, 2004.

Other comprehensive income

       The components of other comprehensive loss and related tax effects for the seven-month transition period ended December 31, 2004 and the year ended May 31, 2004 are shown as follows:


                                                      Gross          Tax Effect       Net of Tax
                                                 -------------     -------------    -------------
Seven Months Ended December 31, 2004:
     Change in fixed-price contract and other
        derivative fair value                    $ (5,258,000)     $        --      $ (5,258,000)
     Reclassification adjustments -
        contract settlements                        4,744,000                          4,744,000
                                                                   $        --
                                                 -------------     -----------      ------------

                                                 $   (514,000)     $        --      $   (514,000)
                                                 =============     ===========      ============

Year Ended May 31, 2004:
     Change in fixed-price contract and other
        derivative fair value                    $(11,132,000)     $(1,088,000)     $(10,044,000)
     Reclassification adjustments -
        contract settlements                         (649,000)         (64,000)         (585,000)
                                                 -------------     -----------      ------------

                                                 $(11,781,000)     $(1,152,000)     $(10,629,000)
                                                 =============     ============     ============

6. Income Taxes

      The components of income tax expense for the seven-month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004 are as follows:


                                        Seven Months      Year Ended May
                                       Ended December        31, 2004
                                          31, 2004
                                       --------------    ---------------

   Current tax expense:

   Federal                             $         --      $           --

   State
                                                 --                  --
                                       --------------    ---------------

                                                 --                  --
                                       --------------    ---------------

   Deferred tax expense:

   Federal                                       --            (208,000)

   State                                         --             (37,000)
                                       --------------    ---------------

                                                 --            (245,000)
                                       --------------    ---------------

                                       $         --      $     (245,000)
                                       ==============    ===============

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of income tax at the statutory rate to the Company's effective rate for the seven-month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004 is as follows:


                                                 Seven Months      Year Ended
                                                Ended December    May 31, 2004
                                                   31, 2004
                                                --------------    ------------
Computation of deferred income tax expense
(benefit) at statutory rate                     $   (1,872,000)   $   (245,000)

Benefit allocated to minority members of Quest
Cherokee                                               562,000             --

Other                                                  104,000             --

Change in valuation allowance                        1,206,000             --
                                                --------------    ------------
                                                $         --      $   (245,000)
                                                ==============    ============


     The following temporary differences gave rise to the net deferred tax liabilities at December 31, 2004 and May 31, 2004:



                                                     Seven Months        Year Ended May
                                                    Ended December          31, 2004
                                                       31, 2004
                                                    --------------       --------------

Deferred tax liabilities, non-current:

   Book basis in property and equipment in
     excess of tax basis, net of
     accumulated depreciation,
     depletion and amortization                     $   (6,825,000)      $   (2,686,000)
                                                    --------------       --------------
Deferred tax assets, current:

   Hedging contracts expenses per books but
     deferred for income tax reporting
     purposes                                            5,917,000            2,752,000

   Net operating loss carryforwards                      1,506,000                   --

   Percentage depletion carryforwards                      608,000                   --

   Other                                                        --              (66,000)
                                                    --------------       --------------
   Deferred tax assets                                   8,031,000            2,686,000
                                                    --------------       --------------
Net deferred tax (liability) asset                       1,206,000                   --

   Less:  Valuation allowance                           (1,206,000)                  --
                                                    --------------       --------------
Total deferred tax (liability) asset                $           --       $           --
                                                    ==============       ==============

     The step up in value of the natural gas and oil property basis recorded in connection with the STP merger resulted in the recognition of a tax benefit of approximately $623,000 for financial reporting purposes, but does not create a benefit for tax purposes. At December 31, 2004, the Company had federal income tax net operating loss (NOL) carryforwards of approximately $3,912,000. The NOL carryforwards expire from 2021 through 2023. The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

     The Company also owns a building located at 211 West 14th Street in Chanute, Kansas, 66720 that is used as an administrative office. Prior to November 2004, an administrative office for the Company and its subsidiaries was located at 701 East Main Street in Benedict, Kansas 66714. It was leased from Crown Properties, LC for $400 per month. Crown Properties, LC is owned by Marsha
K. Lamb who is the wife of Mr. Lamb, President and a director of the Company.

8. Supplemental Cash Flow Information

                              Seven Months Ended    Year Ended     Year Ended
                              December 31, 2004    May 31, 2004   May 31, 2003
                              ------------------   ------------  -------------
Cash paid for interest            $    4,760,000   $  3,354,000   $    515,000
Cash paid for income taxes        $         --     $       --     $       --

Supplementary Information:

     During the seven-month transition period ended December 31, 2004, non-cash investing and financing activities are as follows:

   1) Issued 17,000 shares of common stock to compensate director for audit committee service.
   2) Recorded non-cash additions to net natural gas and oil properties of $126,000 pursuant to SFAS 143.

During the fiscal year ended May 31, 2004, non-cash investing and financing activities are as follows:

   1)  Issued stock upon conversion of $180,000 of convertible debentures.
   2)  Issued stock to acquire assets valued at $1,200,000.
   3)  Issued stock for services rendered valued at $94,000.
   4)  Issued stock to the Company's 401(k) plan valued at $121,000
   5) Recorded non-cash additions to net natural gas and oil properties of $624,000 pursuant to SFAS 143.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Contingencies

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. Earnings Per Share

      SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

o For the seven-month transition period ended December 31, 2004 and for the fiscal years ended May 31, 2004 and 2003, dilutive shares do not include outstanding warrants to purchase 1,600,000, 1,600,000 and 898,000 shares, respectively, of common stock at an exercise price of $.001 because the effects were antidilutive.

o For the seven-month transition period ended December 31, 2004 and for the fiscal years ended May 31, 2004 and 2003, dilutive shares do not include the assumed conversion of the outstanding 10% preferred stock (convertible into 40,000 common shares) because the effects were antidilutive.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o For the seven-month transition period ended December 31, 2004 and for the fiscal years ended May 31, 2004 and 2003, dilutive shares do not include the assumed conversion of convertible debt (convertible into 10,000 common shares in the transition period ended December 31, 2004, 20,000 common shares in fiscal 2004 and 163,000 common shares in fiscal 2003) because the effects were antidilutive.

The following reconciles the components of the EPS computation:

                                                                              Income            Shares      Per Share
                                                                            (Numerator)      (Denominator)    Amount
                                                                           ------------      -------------  ---------
For the seven months ended December 31, 2004:
      Net loss                                                             $(4,863,000)
            Preferred stock dividends                                           (6,000)
                                                                           ------------
      Basic EPS income available to common shareholders                    $(4,869,000)        14,153,381   $   (0.34)
                                                                                                            ---------
      Effect of dilutive securities:
            None                                                                    --                 --
                                                                           ------------      -------------

      Diluted EPS income available to common shareholders                  $(4,869,000)        14,153,381   $   (0.34)
                                                                           ============      =============  =========

                                                                              Income            Shares      Per Share
                                                                            (Numerator)      (Denominator)    Amount
                                                                           ------------      -------------  ---------
For the fiscal year ended May 31, 2004:
      Income (loss) before cumulative effect of accounting change,
            net of tax                                                     $  (365,000)
            Preferred stock dividends                                          (10,000)
                                                                           ------------
      Basic EPS income (loss) available to common shareholders
            before cumulative effect of accounting change,  net of tax     $  (375,000)        13,970,880   $   (0.03)
      Effect of dilutive securities:                                                                        ---------
            None                                                                    --                 --
                                                                           ------------      -------------
      Diluted EPS income available to common shareholders                  $  (375,000)        13,970,880   $   (0.03)
                                                                           ============      =============  =========
For the fiscal year ended May 31, 2003:
      Net loss                                                             $(3,563,000)
            Preferred stock dividends                                          (10,000)
                                                                           ------------
      Basic EPS income available to common shareholders                    $(3,573,000)        10,236,288   $   (0.35)
      Effect of dilutive securities:                                                                        ---------
            None                                                                    --                 --
                                                                           ------------      -------------
      Diluted EPS income available to common shareholders                  $(3,573,000)        10,236,288   $   (0.35)
                                                                           ============      =============  =========

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

     The following table provides a roll forward of the asset retirement obligations for the seven-month transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004:

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             Seven Months       Year Ended
                                           December 31, 2004   May 31, 2004
                                           -----------------   ------------
Asset retirement obligation beginning
     balance                               $         717,000   $    254,000
Liabilities incurred                                 129,000        457,000
Liabilities settled                                   (3,000)        (6,000)
Accretion expense                                     28,000         12,000
Revisions in estimated cash flows                         --             --
                                           -----------------   ------------

Asset retirement obligation ending balance $         871,000   $    717,000
                                           =================   ============

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

                                                              Weighted
                                                               Average
                                               Shares      Exercise Price
                                              --------     --------------
     Outstanding at beginning of year          400,000     $        1.00
     Granted                                      --                 --
     Exercised                                (400,000)             1.00
     Forfeited                                    --                 --
                                              --------     --------------
        Outstanding at the end of year            --       $         --
                                              ========     ==============

13.   Company Benefit Plan

      The Company has adopted a 401(K) profit sharing plan with an effective date of June 1, 2001. The plan covers all eligible employees. During the seven-month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004, there were no employee contributions to the plan, but the Company contributed 80,888 shares of its common stock to the plan. The
Company valued the 2004 common stock contribution at $121,000 and included this amount as an expense in the statement of operations. During the fiscal year ended May 31, 2003, $28,000 was contributed to the plan by employees and $19,000 in matching funds was paid into the plan by the Company. There is a graduated vesting schedule with the employee becoming fully vested after six years of service.

14.   Operating Leases

      The Company leases natural gas compressors. Terms of these leases call for a minimum obligation of six months and are month to month thereafter. As of December 31, 2004, May 31, 2004 and May 31, 2003, the Company's monthly obligation under these leases totaled $408,000, $284,000 and $127,000, respectively.

      Additionally, the minimum annual rental commitments as of December 31, 2004 under noncancellable office space leases as follows: 2005 - $117,720; 2006 - $117,720; 2007 - $123,443; 2008 - $127,530 and 2009 - $53,138.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   Major Purchasers

      The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 95% of total natural gas and oil revenues for the seven-month transition period ended December 31, 2004 and 90% for the fiscal years ended May 31, 2004 and May 31, 2003.

16.   Financial Instruments

      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of December 31, 2004 and May 31, 2004 and the methods and assumptions used to estimate their fair value:

                                               December 31, 2004                          May 31, 2004
                                     --------------------------------------- ---------------------------------------
                                      Carrying Amount        Fair Value        Carrying Amount       Fair Value
                                     -------------------------------------------------------------------------------
Derivative assets:
   Interest rate swaps and caps      $        523,000    $         523,000     $           --      $          --
Derivative liabilities:
   Fixed-price natural gas swaps     $    (17,675,000)   $     (17,675,000)    $   (18,144,000)    $  (18,144,000)
   Fixed-price natural gas collars   $     (4,802,000)   $      (4,802,000)    $    (1,644,000)    $   (1,644,000)
Bank debt                            $   (134,700,000)   $    (134,700,000)    $  (103,700,000)    $ (103,700,000)
Subordinated debt (inclusive of
   accrued interest)                 $    (59,325,000)   $     (59,325,000)    $   (54,459,000)    $  (54,459,000)
Other financing agreements           $     (1,763,000)   $      (1,763,000)    $    (1,377,000)    $   (1,377,000)

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

      The fair value of all derivative instruments as of December 31, 2004 and May 31, 2004 was based upon estimates determined by our counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors. See Note 17 - Derivatives.

      Derivative assets and liabilities reflected as current in the December 31, 2004 and May 31, 2004 balance sheets represent the estimated fair value of fixed-price contract and interest rate swap and cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices and interest rates in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

17. Derivatives

Natural Gas Hedging Activities

      The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the seven months ended December 31, 2004 and for the years ended May 31, 2004 and 2003, fixed-price contracts hedged approximately 85.0%, 83.0% and 59.0%, respectively, of the Company's natural gas production. As of December 31, 2004, fixed-price contracts are in place to hedge 22.5 Bcf of estimated future natural gas production. Of this total volume, 8.5 Bcf are hedged for 2005 and 14.0 Bcf thereafter.

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

      The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2004. See "Market Risk."

                                                                         Years Ending December 31,
                                         ---------------------- ---------------------- --------------------
                                              2005         2006             2007            2008                   Total
                                              ----         ----             ----            ----                   -----
                                                               (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)                      5,474,000      5,614,000           -                 -               11,088,000
Weighted-avg fixed
   price per MMBtu (1)                   $      4.69   $       4.53           -                 -            $        4.61
Fixed-price sales                        $    25,645   $     25,433           -                 -            $      51,078
Fair value, net                          $    (8,579)  $     (9,096)          -                 -            $     (17,675)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                                   3,041,000      1,825,000      3,650,000         2,928,000            11,444,000
   Ceiling                                 3,041,000      1,825,000      3,650,000         2,928,000            11,444,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                                 $      5.18   $       5.30    $      4.83      $       4.50         $        4.91
   Ceiling                               $      6.23   $       6.35    $      5.83      $       5.52         $        5.94
Fixed-price sales (2)                    $    18,946   $     11,589    $    21,279      $     16,163         $      67,977
Fair value, net                          $      (934)  $       (768)   $    (1,754)     $     (1,346)        $      (4,802)

Total Natural Gas Contracts:
Contract vols (MMBtu)                      8,515,000      7,439,000      3,650,000         2,928,000            22,532,000
Weighted-avg fixed
   price per MMBtu (1)                   $      5.24   $       4.98    $     5.83       $       5.52         $        5.28
Fixed-price sales (2)                    $    44,591   $     37,022    $   21,279       $     16,163         $     119,055
Fair value, net                          $    (9,513)  $     (9,864)   $   (1,754)      $     (1,346)        $     (22,477)

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      All fixed-price contracts have been executed in connection with the Company's natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the seven-month transition period ended December 31, 2004 and for the fiscal years ended May 31, 2004 and 2003, oil and gas sales included $4.7 million, $649,000 and $0, respectively, of net losses associated with realized losses under fixed-price contracts.

      For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the seven months ended December 31, 2004 and for the years ended May 31, 2004 and 2003, other revenue and expense included $105,000, $1.5 million and $1.2 million, respectively, of net losses associated with realized losses under fixed-price contracts.

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

      During the seven months ended December 31, 2004, the Company entered into the following interest rate swaps and caps:

                                                                                               Fair Value as
                                                                   Fixed Rate      Floating    of December
 Instrument Type                 Term          Notional Amount     / Cap Rate        Rate      31, 2004
------------------------------------------------------------------------------------------------------------
                                                 $58,250,000                      3-month
  Interest Rate Swap  March 2005 - March 2006    $53,875,000         2.795%       LIBOR        $255,000
                                                 $98,705,000                      3-month
  Interest Rate Cap   March 2006 - Sept. 2007    $70,174,600         5.000%       LIBOR        $268,000

Change in Derivative Fair Value

      Change in derivative fair value in the statements of operations for the seven-month transition period ended December 31, 2004 and for the fiscal years ended May 31, 2004 and May 31, 2003 is comprised of the following:

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Seven Months
                                                             Ended           Year Ended     Year Ended
                                                          December 31,         May 31,       May 31,
                                                              2004              2004           2003
                                                        ---------------   -------------  --------------
Change in fair value of derivatives not qualifying as
     cash flow hedges                                   $      (269,000)  $  (1,740,000) $   (4,867,000)
Amortization of derivative fair value gains and
     losses  recognized  in  earnings  prior to
     actual cash settlements                                    565,000         888,000              --
Ineffective portion of derivatives qualifying as cash
     flow hedges                                             (1,783,000)     (1,161,000)             --
                                                        ---------------   -------------  --------------
                                                        $    (1,487,000)  $  (2,013,000) $   (4,867,000)
                                                        ===============   =============  ==============

      The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

      In addition to the future net settlements identified in the above table under Natural Gas Hedging Activities, the Company expects that change in derivative fair value in the statement of operations will include a gain of $9.3 million in 2005 relating to the unwinding of previously recognized net losses in this caption as actual contract cash settlements are realized.

Credit Risk

      Energy swaps and collars and interest rate swaps and caps provide for a net settlement due to or from the respective party as discussed previously.
The counterparties to the derivative contracts are a financial institution and a major energy corporation. Should a counterparty default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by its counterparties.

      Cancellation or termination of a fixed-price contract would subject a greater portion of the Company's natural gas production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. Cancellation or termination of an interest rate swap or cap would subject a greater portion of the Company's long-term debt to market interest rates, which, in an inflationary environment, could have an adverse effect on its future net income. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.

Market Risk

      The differential between the floating price paid under each energy swap contract and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations that result from the fixed-price contracts are affected by movements in basis. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company's fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

Net Capitalized Costs

      The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

                                              December 31,       May 31,
                                              ------------    ------------
Natural gas and oil properties and related        2004            2004
lease equipment:                              ------------    ------------
     Proved                                   $154,427,000    $123,161,000
     Unproved                                   16,707,000      24,662,000
                                              ------------    ------------
                                               171,134,000     147,823,000
Accumulated depreciation and depletion         (16,069,000)     (8,881,000)
                                              ------------    ------------
     Net capitalized costs                    $155,065,000    $138,942,000
                                              ============    ============

      Unproved properties not subject to amortization consisted mainly of leasehold acquired through acquisitions. The Company will continue to evaluate its unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred

      Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                                               Seven Months
                                              Ended December 31,       Years Ended May 31,
                                              ------------------  -------------------------
                                                    2004              2004          2003
                                              ------------------  ------------  -----------
Acquisition  of  properties  proved  and
unproved                                      $           -       $115,069,000  $ 9,716,000
Development costs                                   23,192,000      11,621,000    7,430,000
                                              ------------------  ------------  -----------
                                             $      23,192,000    $126,690,000  $17,146,000
                                             ===================  ============  ===========

Results of Operations for Natural Gas and Oil Producing Activities

      The Company's results of operations from natural gas and oil producing activities are presented below for the transition period ended December 31, 2004 and the fiscal years ended May 31, 2004 and 2003. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

                                                 Seven Months
                                              Ended December 31,         Years Ended May 31,
                                              ------------------  ----------------------------
                                                     2004            2004            2003
                                              ------------------  ------------    ------------
Production revenues                                  $24,201,000  $ 28,147,000     $ 8,345,000
Production costs                                      (5,389,000)   (6,835,000)     (1,923,000)
Depreciation and depletion                            (7,187,000)   (6,802,000)     (1,612,000)
                                              ------------------  ------------    ------------
                                                      11,625,000    14,510,000       4,810,000
Imputed income tax provision (1)                      (4,650,000)   (5,804,000)     (1,924,000)
                                              ------------------  ------------    ------------
Results of operation for natural  gas/oil
producing activity                                   $ 6,975,000  $  8,706,000     $ 2,886,000
                                              ==================  ============    ============

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

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

                                             Gas - mcf      Oil - bbls
                                           -------------    ----------
Proved reserves:
     Balance, May 31, 2002                    14,869,970       223,206
       Purchase of reserves-in-place          12,568,000            --
       Extensions and discoveries              2,321,343            --
       Revisions of previous estimates                --      (166,000)
       Production                             (1,488,679)      (14,123)
                                           -------------    ----------
     Balance, May 31, 2003                    28,270,634        43,083
       Purchase of reserves-in-place          99,700,000            --
       Extensions and discoveries             11,219,900        22,571
       Revisions of previous estimates           (84,126)           --
       Production                             (5,530,208)       (8,549)
                                           -------------    ----------
     Balance, May 31, 2004                   133,576,200        57,105
       Purchase of reserves-in-place                  --            --
       Extensions and discoveries             21,281,611            --
       Revisions of previous estimates                --        (3,720)
       Production                             (5,013,911)       (5,551)
                                           -------------    ----------
     Balance, December 31, 2004              149,843,900        47,834
                                           =============    ==========

Proved developed reserves:
     Balance, May 31, 2003                    14,016,064        43,083
     Balance, May 31, 2004                    62,558,920        57,105
     Balance, December 31, 2004               81,467,220        47,834

Standardized Measure of Discounted Future Net Cash Flows:

     The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the seven-month transition period ended December 31, 2004 and for the fiscal years ended May 31, 2004 and 2003. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, and May 31, 2004 and 2003, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Seven Months
                                                       Ended December 31,           Years Ended May 31,
                                                       -------------------  ---------------------------------
                                                             2004               2004                2003
                                                       ---------------      --------------     --------------
Future production revenues (1)                          $ 959,591,000        $796,329,000       $136,820,000
Future production costs                                  (274,015,000)       (264,810,000)       (34,975,000)
Future development costs                                  (74,470,000)        (48,773,000)        (6,273,000)
                                                       ---------------      --------------     --------------
Future cash flows before income taxes                     611,106,000         482,746,000         95,572,000
Future income tax                                        (160,734,000)       (128,000,000)       (31,267,000)
                                                       ---------------      --------------     --------------
Future net cash flows                                     450,372,000         354,746,000         64,305,000
Effect of discounting future annual cash flows at 10%    (154,769,000)       (120,802,000)       (17,237,000)
                                                       ---------------      --------------     --------------
Standardized measure of discounted net cash flows       $ 295,603,000        $233,944,000       $ 47,068,000
                                                       ===============      ==============     ==============

(1) The weighted average natural gas and oil wellhead prices used in computing the Company's reserves were $6.30 per mcf and $41.07 per bbl at December 31, 2004, compared to $5.95 per mcf and $35.25 per bbl at May 31, 2004, compared to $4.80 per mcf and $27.00 per bbl at May 31, 2003.

     The principal changes in the standardized measure of discounted future net cash flows relating to proven natural gas and oil properties were as follows:

                                                                                   Seven Months
                                                                                Ended December 31,         Years Ended May 31,
                                                                                ------------------    ----------------------------
                                                                                       2004               2004             2003
                                                                                ------------------    -------------    -----------
Sales and transfers of natural gas and oil, net of production costs                   $(18,419,000)    $(21,312,000)   $ (6,422,000)
Net changes in prices and production costs                                              45,264,000        7,461,000      22,984,000
Acquisitions of natural gas and oil in place - less related production costs                     -      217,924,000      36,106,000
Extensions and discoveries, less related production costs                               46,686,000       19,956,000       6,675,000
Revisions of previous quantity estimates less related production costs                   5,004,000       22,722,000      (3,717,000)
Accretion of discount                                                                    4,609,000        3,917,000       2,555,000
Net change in income taxes                                                             (21,485,000)     (63,792,000)    (22,780,000)
                                                                                ------------------    -------------    ------------
Total change in standardized measure of discounted future net cash flows              $ 61,659,000     $186,876,000    $ 35,401,000
                                                                                ==================    =============    ============

     The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at December 31, 2004 and May 31, 2004 and 2003:

                                                                                Seven Months
                                                                             Ended December 31,           Years Ended May 31,
                                                                             ------------------     -------------------------------
                                                                                    2004                 2004              2003
                                                                             ------------------     -------------     -------------
Standardized measure of discounted future net cash flows                         $ 295,603,000      $233,944,000      $ 47,068,000
Proved natural gas & oil property net of accumulated depletion                     138,358,000       114,280,000        16,694,000
                                                                             ------------------     -------------     -------------
Standardized measure of discounted future net cash flows in excess of net
carrying value of proved natural gas & oil properties                            $ 157,245,000      $119,664,000      $ 30,374,000
                                                                             ==================     =============     =============

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Recent Accounting Pronouncements

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

Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this statement to have an effect on its reporting as the Company has no financial instruments with these characteristics.

Inventory Costs - an amendment of ARB No. 43

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The financial statements are unaffected by implementation of this new standard.

Revision of SFAS No. 123, Share-Based Payment

      In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning January 1, 2006. The Company does not expect this statement to have an effect on its reporting.

Accounting for Exchanges of  Non-monetary  Assets-amendment  of APB Opinion No.
29

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The Company does not expect this statement to have an effect on its reporting.

20. Subsequent Events

No other  material  subsequent  events have occurred  that warrants  disclosure
since  the  balance  sheet  date,   other  than  as  disclosed  above  in  Note
3--Long-Term Debt.

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

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of April, 2005.

      Quest Resource Corporation

       /s/ Jerry D. Cash
      ---------------------------
      Jerry D. Cash
      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                    Date



  /s/ Jerry D. Cash      Director and Chief  Executive          April 6, 2005
-----------------------  Officer
  Jerry D. Cash


  /s/ Douglas L. Lamb    Director and President                 April 6, 2005
-----------------------
  Douglas L. Lamb


  /s/ John C. Garrison   Director                               April 6, 2005
-----------------------
  John C. Garrison


  /s/ James B. Kite, Jr. Director                               April 6, 2005
-----------------------
  James B. Kite, Jr.


  /s/ David E. Grose     Principal Financial and                April 6, 2005
-----------------------  Accounting Officer
  David E. Grose

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

  21.1**       List of Subsidiaries.

  23.1**       Consent of Cawley and Gillespie & Associates, Inc.

  23.2**       Consent of McCune Engineering.

  23.3***      Consent of Murrell, Hall, McIntosh & Co., PLLP


  31.1*** Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2*** Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1***      Certification  by Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

  32.2***      Certification  by Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

  99.1**       Risk Factors.
___________________
*           Incorporated by reference.
**          Previously filed
***         Filed herewith.