Form 10-Q
period 2005-03-31
QUEST RESOURCE CORP
filed 2005-05-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005.

[ ] Transition  report under Section 13 or 15(d) of the Securities  Exchange Act
of   1934   For   the   transition   period   from    ____________________    to
_____________________.


                         Commission file number: 0-17371


                           QUEST RESOURCE CORPORATION
                           --------------------------
               (Exact name of registrant specified in its charter)



               Nevada                              90-0196936
               ------                              ----------
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)



   9520 N. May Avenue, Suite 300, Oklahoma City, OK      73120
   -------------------------------                       -----
  (Address of principal executive offices)             (Zip Code)




                                 405-488-1304
                                 ------------
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes [  ]      No [XX]



As of May 13, 2005, the issuer had 14,249,694 shares of common stock outstanding.

                           QUEST RESOURCE CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

      Item 1.   Financial Statements...........................................3

                  Consolidated Balance Sheets:
                    March 31, 2005 and December 31, 2004.....................F-1

                  Consolidated Statements of Operations and Comprehensive
                    Income:
                    Three months ended March 31, 2005 and 2004...............F-3

                  Consolidated Statements of Cash Flows:
                  Three months ended March 31, 2005 and 2004.................F-4

                  Condensed Notes to Consolidated Financial Statements.......F-5

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of  Operations.....................................4

                Forward-looking Information....................................4

                Business of Issuer.............................................4

                Significant Developments
                   during the three months ended March 31, 2005................4

                Results of Operations..........................................4

                Liquidity and Capital Resources................................5

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk....11

      Item 4.   Controls and Procedures.......................................14

PART II - OTHER INFORMATION...................................................14

      Item 1.   Legal Proceedings.............................................14

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...14

      Item 3.   Defaults Upon Senior Securities...............................14

      Item 4.   Submission of Matters to a Vote of Security Holders...........14

      Item 5.   Other Information.............................................14

      Item 6.   Exhibits......................................................15

SIGNATURES....................................................................16

PART I - FINANCIAL INFORMATIONPART I - FINANCIAL INFORMATION

Item 1.....Financial StatementsItem 1. Financial Statements

      Except as otherwise required by the context, references in this quarterly report to "we," "our," "us," "Quest" or "the Company" refer to Quest Resource Corporation and its subsidiaries, Quest Cherokee, LLC; Quest Cherokee Oilfield Service, LLC; Bluestem Pipeline, LLC; Quest Oil & Gas Corporation; Ponderosa Gas Pipeline Company, Inc.; Quest Energy Service, Inc.; STP Cherokee, Inc.;
Producers Service, Incorporated; and J-W Gas Gathering, L.L.C. Our operations are primarily conducted through Quest Cherokee, LLC, Quest Cherokee Oilfield Service, LLC, Bluestem Pipeline, LLC and Quest Energy Service, Inc.

      Our unaudited interim financial statements, including a balance sheet as of the fiscal quarter ended March 31, 2005, a statement of operations, and a statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year, are attached hereto as Pages F-1 through F-17 and are incorporated herein by this reference.

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

      The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, as amended, for the transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004.

Change in Fiscal Year End

The Company elected to change its fiscal year end to December 31 from May 31. The Company filed a transition report on Form 10-KSB/A covering the period from June 1, 2004 to December 31, 2004.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,      December 31,
                                                                                                 2005             2004
                                                                                            --------------   -------------
                                                    A S S E T S                              (unaudited)
Current assets:
     Cash                                                                                   $   4,448,000    $   6,458,000
     Accounts receivable, trade                                                                 6,053,000        6,204,000
     Other receivables                                                                            525,000          524,000
     Other current assets                                                                         665,000          241,000
     Short-term derivative asset                                                                  502,000          202,000
     Inventory                                                                                    379,000          284,000
                                                                                            --------------   --------------
         Total current assets                                                                  12,572,000       13,913,000

Property and equipment, net of accumulated depreciation of $1,470,000 and
     $1,245,000, respectively                                                                   8,734,000        8,433,000

Pipeline assets, net of accumulated depreciation of $2,405,000 and
     $2,207,000, respectively                                                                  43,902,000       42,552,000
Pipeline assets under construction                                                             15,019,000       12,537,000
Oil and gas properties:
     Properties being amortized                                                               163,568,000      154,427,000
     Properties not being amortized                                                            17,221,000       16,707,000
                                                                                            --------------   --------------
                                                                                              180,789,000      171,134,000
     Less:  Accumulated depreciation, depletion and amortization                              (19,192,000)     (16,069,000)
                                                                                            --------------   --------------
         Net property, plant and equipment                                                    161,597,000      155,065,000
Other assets, net                                                                               5,292,000        5,141,000
Long-term derivative asset                                                                        340,000          321,000
                                                                                            --------------   --------------
Total assets                                                                                $ 247,456,000    $ 237,962,000
                                                                                            ==============   ==============


                           L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y  (DEFICIT)

Current liabilities:
     Accounts payable                                                                       $  12,836,000    $  17,337,000
     Oil and gas payable                                                                        3,144,000        3,507,000
     Accrued expenses                                                                             388,000          588,000
     Current portion of notes payable                                                           2,119,000        1,804,000
     Short-term derivative liability                                                           22,194,000        9,513,000
                                                                                            --------------   --------------

         Total current liabilities                                                             40,681,000       32,749,000

Non-current liabilities:
     Long-term derivative liability                                                            20,757,000       12,964,000
     Asset retirement obligation                                                                  938,000          871,000
     Convertible debentures                                                                        50,000           50,000
     Notes payable                                                                            138,312,000      136,413,000
     Less current maturities                                                                   (2,119,000)      (1,804,000)
                                                                                            --------------   --------------

         Non-current liabilities                                                              157,938,000      148,494,000
Subordinated debt (including accrued interest)                                                 73,723,000       59,325,000
Deferred income tax payable                                                                             -               --
                                                                                            --------------   --------------

Total liabilities                                                                             272,342,000      240,568,000
                                                                                            --------------   --------------


Commitments and contingencies                                                                          --              --

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 50,000,000 shares authorized
         10,000 shares issued and outstanding                                                          --              --
     Common Stock, $.001 par value, 950,000,000 shares authorized


                     The accompanying notes are an integral part of these consolidated statements.



         14,249,694 and 14,021,036 shares issued and outstanding                                   14,000           14,000
     Additional paid in capital                                                                17,184,000       17,184,000
     Accumulated other comprehensive loss                                                     (32,323,000)     (11,143,000)
     Accumulated deficit                                                                       (9,761,000)      (8,661,000)
                                                                                            --------------   --------------

Total stockholders' equity (deficit)                                                          (24,886,000)      (2,606,000)
                                                                                            --------------   --------------

Total liabilities and stockholders' equity (deficit)                                        $ 247,456,000    $ 237,962,000
                                                                                            ==============   ==============




                     The accompanying notes are an integral part of these consolidated statements.

                                                       F-2

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                             Three months ended March 31,
                                                                                            -------------------------------
                                                                                                2005              2004
                                                                                            --------------   --------------

Revenue:
     Oil and gas sales                                                                      $  11,266,000    $  10,782,000
     Gas pipeline revenue                                                                         806,000          760,000
     Other revenue and (expense)                                                                  (21,000)           6,000
                                                                                            --------------   --------------
         Total revenues                                                                        12,051,000       11,548,000

Costs and expenses:
     Oil and gas production                                                                     2,309,000        2,439,000
     Pipeline operating                                                                         1,770,000        1,202,000
     General and administrative                                                                   971,000          983,000
     Depreciation, depletion and amortization                                                   3,354,000        3,277,000
                                                                                            --------------   --------------
         Total costs and expenses                                                               8,404,000        7,901,000
                                                                                            --------------   --------------

Operating income                                                                                3,647,000        3,647,000
                                                                                            --------------   --------------

Other income (expense):
     Change in derivative fair value                                                              444,000       (5,913,000)
     Interest income                                                                                4,000               --
     Interest expense                                                                          (5,193,000)      (3,380,000)
                                                                                          ----------------   --------------

      Total other expense                                                                      (4,745,000)      (9,293,000)
                                                                                          ----------------   --------------

Loss before income taxes                                                                       (1,098,000)      (5,646,000)
Income tax expense - deferred                                                                           -                -
                                                                                            --------------   --------------

Net loss                                                                                       (1,098,000)      (5,646,000)
                                                                                            --------------   --------------
Other comprehensive loss, net of tax:
     Change in fixed-price contract and other derivative
              fair value, net of tax of $0 and $0                                             (23,410,000)      (1,027,000)
     Reclassification adjustments - contract settlements,
         net of tax of $0 and $0                                                                2,230,000          692,000
                                                                                            --------------   --------------
     Other comprehensive loss                                                                 (21,180,000)        (335,000)
                                                                                            --------------   --------------
Comprehensive loss                                                                          $ (22,278,000)   $  (5,981,000)
                                                                                            --------------   --------------

Net loss                                                                                       (1,098,000)      (5,646,000)
Preferred stock dividends                                                                          (2,000)          (2,000)
                                                                                            --------------   --------------

Net loss available to common shareholders                                                   $  (1,100,000)   $  (5,648,000)
                                                                                            ==============   ==============

Earnings (loss) per common share - basic:
     Loss                                                                                   $       (0.08)   $       (0.40)
                                                                                            ==============   ==============

Earnings (loss) per common share - diluted:
     Loss                                                                                   $       (0.08)   $       (0.40)
                                                                                            ==============   ==============

Weighted average common and common equivalent shares outstanding:
     Basic                                                                                     14,249,694       14,021,306

     Diluted                                                                                   14,249,694       14,021,306

                     The accompanying notes are an integral part of these consolidated statements.


                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                            -------------------------------
                                                                                              March 31,        March 31,
                                                                                                2005             2004
                                                                                            --------------   --------------

Cash flows from operating activities:
     Net (loss)                                                                             $  (1,098,000)   $  (5,646,000)
     Adjustments to reconcile net income (loss) to cash
       provided by operations:
         Depreciation and depletion                                                             3,559,000        3,277,000
         Change in derivative fair value                                                         (444,000)       5,913,000
         Accrued interest on subordinated note                                                  2,399,000        1,929,000
         Amortization of loan origination fees                                                    214,000           14,000
         Amortization of deferred hedging gains                                                  (581,000)              --
     Change in assets and liabilities:
         Accounts receivable                                                                      149,000       (4,273,000)
         Other current assets                                                                    (424,000)        (226,000)
         Inventory                                                                                (96,000)         (81,000)
         Accounts payable                                                                      (4,501,000)       2,839,000
         Oil and gas payable                                                                     (363,000)       2,549,000
         Accrued expenses                                                                        (200,000)         175,000
                                                                                            --------------   --------------
              Net cash (used) provided by operating activities                                 (1,386,000)       6,470,000

Cash flows from investing activities:
     Purchase of equipment, development and leasehold costs                                   (14,158,000)      (4,111,000)
                                                                                            --------------   --------------
              Net cash used in investing activities                                           (14,158,000)      (4,111,000)

Cash flows from financing activities:
     Proceeds from bank borrowings                                                              5,358,000        2,921,000
     Proceeds from subordinated notes                                                          12,000,000               --
     Repayments of note borrowings                                                             (3,458,000)      (1,227,000)
     Dividends paid                                                                                (2,000)              --
     Refinancing costs - UBS                                                                     (364,000)              --
                                                                                            --------------   --------------
              Net cash provided by financing activities                                        13,534,000        1,694,000

Net increase (decrease) in cash                                                                (2,010,000)       4,053,000
Cash, beginning of period                                                                       6,458,000          225,000
                                                                                            --------------   --------------

Cash, end of period                                                                         $   4,448,000    $   4,278,000
                                                                                            ==============   ==============

     Supplemental disclosure of cash flow information
              Cash paid during the period for:

                               Interest expense                                            $    2,789,000    $   1,451,000
                               Income taxes                                                $           --    $          --

                     The accompanying notes are an integral part of these consolidated statements.

                                                       F-4

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A for the transition period ended December 31, 2004.

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

      Quest Cherokee owns and operates all of the Company's Cherokee Basin natural gas and oil properties. Quest Cherokee Oilfield Service operates all of the Company's vehicles and equipment and the Company's gas gathering pipeline assets in the Cherokee Basin are owned by Bluestem. QES employs all of the Company's non-field employees and has entered into an operating and management agreement with Quest Cherokee to manage the day-to-day operations of Quest Cherokee in exchange for a monthly manager's fee (the "Management Agreement"). The costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges are borne by QCOS. STP owns properties located in Texas and Oklahoma outside of the Cherokee Basin, and QES and STP own certain equipment used at the corporate headquarters offices.

      Quest Cherokee, has two classes of membership units, Class A that is controlled by ArcLight, and Class B that is owned and controlled by Quest Resource Corporation through several of its wholly owned subsidiaries. The Class A member made a capital contribution of $100 and the Class B members contributed natural gas and oil properties with an agreed upon value of $51 million. For financial reporting purposes, the properties transferred to Quest Cherokee by the Company and its subsidiaries, were transferred at historical cost.

      Under the terms of the amended and restated limited liability company agreement for Quest Cherokee, the net cash flow of Quest Cherokee will generally be distributed 90% to the holders of the subordinated promissory notes and 10% to the holders of Class B units until the subordinated promissory notes have been repaid. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 65% to the holders of the Class A units and 35% to the holders of the Class B units, until the holders of the

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


subordinated notes and the Class A units have received a combined internal rate of return of 30% on their cash invested. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 35% to the holders of the Class A units and 65% to the holders of the Class B units.

      Since the Company is anticipated to ultimately control 65% of the cash flows, the results of operation of Quest Cherokee have been included in these consolidated financial statements. For the period from inception through March 31, 2005, Quest Cherokee incurred operating losses. Operating losses are allocated 30% to the minority members until their membership interest of $100 is reduced to zero; thereafter all losses are allocated 100% to the Company.

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

Earnings per Common Share

      Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 6 - Earnings Per Share for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

Accounting for Derivative Instruments and Hedging Activities

      The Company seeks to reduce its exposure to unfavorable changes in natural gas prices by utilizing energy swaps and collars (collectively "fixed-price contracts"). The Company has adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

      Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew.

      Although our fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price risk in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 5 - Financial Instruments and Hedging Activities.

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

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


Recently Issued Accounting Standards


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

Revision of SFAS No. 123, Share-Based Payment

      In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning January 1, 2006. The Company does not expect this statement to have a material effect on its reporting.

Accounting for Exchanges of  Non-monetary  Assets-amendment  of APB Opinion No.
29

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

3.    LONG-TERM DEBT

Long-term debt consists of the following:                     March 31, 2005
                                                              --------------

Senior credit facility :
   Term loan                                                  $ 124,400,000
   Revolving loan                                                12,000,000

Notes  payable to banks,  finance  companies  and
related  parties,  secured by equipment and vehicles,
due in installments through February 2008 with interest
rates ranging from 5.5% to 11.5% per annum                        1,912,000

Convertible  debentures - unsecured;  interest accrues
at 8% per annum.                                                     50,000
                                                              --------------

Total long-term debt                                            138,362,000

Less - current maturities                                         2,119,000
                                                              --------------

Total long term debt, net of current maturities               $ 136,243,000
                                                              ==============

Subordinated debt (inclusive of accrued interest)             $  73,723,000
                                                              ==============

UBS Credit Facility

      On July 22, 2004, Quest Cherokee entered into a syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the "UBS Credit Agreement"). The UBS Credit Agreement originally provided for a $120 million six year term loan that was fully funded at closing (the "UBS Term Loan") and a $20

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


million five year revolving credit facility that could be used to issue letters of credit and fund future working capital needs and general corporate purposes (the "UBS Revolving Loan"). As of March 31, 2005, Quest Cherokee had approximately $12 million of loans and approximately $2 million in letters of credit issued under the UBS Revolving Loan. Letters of credit issued under the UBS Revolving Loan reduce the amount that can be borrowed there under. The UBS Credit Agreement also contains a $15 million "synthetic" letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee's natural gas hedging program. A portion of the proceeds from the UBS Term Loan were used to repay the Bank One credit facilities. After the repayment of the Bank One credit facilities and payment of fees and other obligations related to this transaction, Quest Cherokee had approximately $9 million of cash at closing from the proceeds of the UBS Term Loan and $15 million of availability under the UBS Revolving Loan.

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

      The UBS Credit Agreement was initially secured by a lien on substantially all of the assets of Quest Cherokee (other than the pipeline assets owned by Bluestem) and a pledge of the membership interest in Bluestem. Bluestem also guaranteed Quest Cherokee's obligations under the UBS Credit Agreement. In connection with the formation of Quest Cherokee Oilfield Service, LLC ("QCOS") on August 16, 2004, QCOS became a guarantor of the UBS Credit Agreement and pledged its assets as security for its guarantee.

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

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

Wells Fargo Energy Capital Warrant

      On November 7, 2002, the Company entered into a credit agreement with Wells Fargo Energy Capital, Inc. ("WFEC"), as lender. In connection with the transaction, the Company issued a warrant to WFEC to acquire up to 1.6 million shares of the Company's common stock at a purchase price of $0.001 per share at any time on or before November 7, 2007 (the "Warrant").

      On April 6, 2005, WFEC exercised the Warrant with respect to all 1.6 million shares of common stock for which the Warrant was exercisable. WFEC elected to do a "cashless exercise" of the Warrant such that the purchase price of $0.001 per share for the 1.6 million shares of common stock, or $1,600.00, was paid by WFEC by reducing the number of shares of common stock issuable to WFEC upon such exercise by a number which, when multiplied by the market price of the Company's common stock on the exercise date ($4.00) equaled the purchase price. As a result of WFEC's "cashless exercise" of the Warrant, the Company issued to WFEC 1,599,600 shares of its common stock.

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


4.    COMMITMENTS AND CONTINGENCIES

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

      Quest Cherokee, LLC was named as a defendant in a lawsuit (Case No. 04-CV-156-1) filed by plaintiffs Wilbur A. Schwatken, Trustee of the Wilbur A. Schwatken Revocable Trust and Vera D. Schwatken, Trustee of the Vera D.
Schwatken Revocable Trust on November 23, 2004 in the District Court of Montgomery County, Kansas. Plaintiff is alleging an oil and gas lease covering approximately 2,245 net acres executed by plaintiff on July 18, 2001 is terminated due to no production being established prior to the expiration date of the primary term of the lease. Plaintiff is seeking actual damages for cost to restore land and unspecified punitive damages. On March 16, 2005, the court granted Quest Cherokee's motion for summary judgment and held that Quest Cherokee's oil and gas lease is valid. Plaintiffs have appealed the district court's ruling and that appeal is pending. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to continue to defend against them vigorously.

      Quest Cherokee, LLC was named as a defendant in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying several tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands and has drilled four wells that produce coal bed methane gas on that land. Plaintiff is alleging it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting on the revenues for the coal bed methane gas produced. The Company contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has asserted third party claims against the persons who entered into the gas leases with Quest Cherokee for breach of the warranty of title contained in their leases in the event that the court finds that plaintiff owns the coal bed methane gas. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane are due on July 1, 2005. Based on information available to date and the Company's investigation into the matter, the Company believes that the plaintiff's claims are without merit and intends to defend against them vigorously.

      Quest Cherokee, LLC, STP Cherokee, Inc. and Bluestem Pipeline, LLC were named as defendants in a lawsuit (Case No. CJ-05-23) filed by plaintiff Davis Operating Company on February 9, 2005 in the District Court of Craig County, Oklahoma. Plaintiff is alleging a breach of contract. Plaintiff is seeking $373,704 as a result of the breach of the contract. Motions for Summary Judgment have been filed by the parties and are currently set for hearing on May 25, 2005. The Company believes that the contract in question expired pursuant to its own terms. Therefore, based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest Resource Corporation, E. Wayne Willhite, and James R. Perkins were named as defendants in a lawsuit (Case No. 04-CV-14) filed by plaintiffs Bill Sweaney and Charles Roye on August 9, 2004 in the district court of Elk County, Kansas. Plaintiffs claim to own a short gas gathering line in Elk County, Kansas. Plaintiffs claim that the Company has used their pipeline to transport gas and, as a result, they are owed compensation for that use. Plaintiffs have not quantified the amount of their alleged damages. Discovery in the case is ongoing. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest Cherokee, G. N. Resources, Inc., Alan B. and Sharon L. Hougardy, Gerald L. and Debra A. Callarman, and Tammy L. and Kenneth Allen were named as defendants in a lawsuit (Case No. 2003-CV-8) filed by plaintiff Union Central Life Insurance Company in the district court of Neosho County, Kansas on January 30, 2003. Plaintiff claims to own 1/2 of the oil, gas, and minerals underlying three tracts of land in Neosho County, Kansas. Quest Cherokee obtained oil and gas leases from the owners of

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


that land and has drilled and completed 4 wells on that land. Quest Cherokee and the landowner defendants deny plaintiff's claim of ownership to 1/2 of the oil and gas. Plaintiff has filed a motion for summary judgment on the issue of its ownership of the 1/2 mineral interest. That motion has been fully briefed and is pending decision by the Court. Some discovery has been conducted in the case and is ongoing. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest Cherokee was named as a defendant in a Third Party Petition filed by Union Central Life Insurance Company in a lawsuit (Case No. 05-CV-14) filed by Quest Cherokee in the district court of Neosho County, Kansas. Plaintiff seeks a declaration that an oil and gas lease executed by plaintiff and owned by Quest Cherokee was forfeited and is void and as a result, that plaintiff is entitled to one-half of the oil and gas produced from wells drilled by others on the land covered by that lease. Quest denies those third party claims and contends that, during the period of time that the lease executed by plaintiff was in effect and owned by Quest, Quest was entitled to one-half of the working interest share of the production from those wells. Discovery in the matter is ongoing. Based on information available to date and the Company's investigation into this matter, the Company believes that the third party claims are without merit and intends to defend against them vigorously.

      Bluestem Pipeline has been named as a respondent in four complaints filed before the Kansas Corporation Commission and one complaint before the Oklahoma Corporation Commission. Each of the complaints request that the applicable Commission review and determine whether rates charged by Bluestem Pipeline for gas gathering services on its gas gathering systems in Labette, Chautauqua and Montgomery counties in Kansas or Craig County in Oklahoma, as applicable, are just, reasonable, and non-discriminatory. Discovery is on-going with respect to three of these complaints. The complaint filed by Davis Operating Company was heard by the Oklahoma Corporation Commission on April 13 - 14, 2005 and taken under advisement, but no order has been issued in that matter. Based on information available to date and the Company's investigation into the matters, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest  Cherokee has received  three Notices of Violations  from the Kansas
Corporation Commission demanding that Quest Cherokee plug a total of 21 abandoned wells on properties leased by Quest Cherokee in Wilson, Neosho and Labette counties in Kansas. Failure to plug those abandoned wells could result in a recommendation of a fine of $1,000 per well. Based upon information available to date and the Company's investigation into the matter, the Company intends to plug three of those abandoned wells. The Company believes that the Kansas Corporation Commission's claims regarding the remaining abandoned wells on these leases are without merit and intends to defend against them vigorously.

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

5.   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas Hedging Activities

      The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the three months ended March 31, 2005, fixed-price contracts hedged 96.0% of the Company's natural gas production. As of March 31, 2005, fixed-price contracts are in place to hedge
20.0 Bcf of estimated future natural gas production. Of this total volume, 6.0 Bcf are hedged for 2005 and 14.0 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 1) for the seven-month transition period ended December 31, 2004 for a more detailed discussion of the fixed-price contracts.

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



      The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2005.

                                      Nine Months
                                        Ending
                                      December 31,                          Years Ending December 31,
                                                       ------------------------------------------------------------------
                                        2005          2006            2007            2008          Total
                                        ----          ----            ----            ----          -----
                                                          (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)               4,184,000       5,614,000        -               -               9,798,000
Weighted-avg fixed
   price per MMBtu (1)            $      4.69     $      4.53        -               -            $       4.61
Fixed-price sales                 $    19,603     $    25,433        -               -            $     45,036
Fair value, net                   $   (12,435)    $   (17,159)       -               -            $    (29,594)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                            2,231,000       1,825,000       3,650,000       2,928,000       10,634,000
   Ceiling                          2,231,000       1,825,000       3,650,000       2,928,000       10,634,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                          $      5.21     $      5.30     $      4.83     $      4.50     $       4.90
   Ceiling                        $      6.26     $      6.35     $      5.83     $      5.52     $       5.92
Fixed-price sales (2)             $    13,956     $    11,589     $    21,279     $    16,163     $     62,987
Fair value, net                   $    (3,020)    $    (2,628)    $    (4,643)    $    (3,066)    $    (13,357)

Total Natural Gas Contracts:
Contract vols (MMBtu)               6,415,000       7,439,000       3,650,000       2,928,000       20,432,000
Weighted-avg fixed
   price per MMBtu (1)            $      5.23     $      4.98     $      5.83     $      5.52     $       5.29
Fixed-price sales (2)             $    33,559     $    37,022     $    21,279     $    16,163     $    108,023
Fair value, net                   $   (15,455)    $   (19,787)    $    (4,643)    $    (3,066)    $    (42,951)


         (1) The prices to be realized for hedged production are expected to vary from the prices shown due to basis.
         (2) Assumes ceiling prices for natural gas collar volumes.


      The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See - "Fair Value of Financial Instruments".

      All fixed-price contracts have been executed in connection with the Company's natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended March 31, 2005 and 2004, oil and gas sales included $2,230,000 and $692,000, respectively, of losses associated with realized losses under fixed-price contracts.

      For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended March 31, 2005 and 2004, other revenue and expense included $0 and $0, respectively, of losses associated with realized losses under fixed-price contracts.

      For fixed-price contracts qualifying as cash flow hedges, changes in fair value for volumes not yet settled are shown as adjustments to other comprehensive income. For those contracts not qualifying as cash flow hedges, changes in fair value for

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

      At March 31, 2005, the Company had outstanding the following interest rate swaps and caps:


                                                                                                        Fair Value as
                                                            Notional        Fixed Rate      Floating    of March 31,
  Instrument Type                     Term                  Amount (1)      / Cap Rate        Rate      2005
------------------------------------------------------------------------------------------------------------------
                                                           $58,250,000                      3-month
  Interest Rate Swap      March 2005 - March 2006          $53,875,000        2.795%        LIBOR       $   492,000
                                                           $98,705,000                      3-month
  Interest Rate Cap       March 2006 - Sept. 2007          $70,174,600        5.000%        LIBOR       $   350,000

(1) Represents the maximum and minimum notional amounts that are hedged during the period.


Change in Derivative Fair Value

      Change in derivative fair value in the statements of operations for the three months ended March 31, 2005 and 2004 is comprised of the following:

                                                                Three Months Ended March 31,
                                                             -----------------------------------
                                                                   2005              2004
                                                             -----------------------------------
     Change in fair value of derivatives not qualifying as
          cash flow hedges                                   $  (538,000)       $ (5,182,000)
     Amortization of derivative fair value gains and
          losses  recognized  in  earnings  prior to actual
          cash settlements                                       186,000            (648,000)
     Ineffective portion of derivatives qualifying as cash
          flow hedges                                            796,000             (83,000)
                                                             -----------------------------------

                                                             $   444,000        $(5,913,000)

                                                             ===================================

      The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


      The change in carrying value of fixed-price contracts and interest rate swaps and caps in the balance sheet since December 31, 2004 resulted from an increase in market prices for natural gas and interest rates. Derivative assets and liabilities reflected as current in the March 31, 2005 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas as of the balance sheet date.

Fair Value of Financial Instruments

      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of March 31, 2005 and December 31, 2004 and the methods and assumptions used to estimate their fair value:

                                                         March 31, 2005                December 31, 2004
                                                     ---------------------          ----------------------
Derivative assets:
   Interest rate swaps and caps                      $        842,000               $        523,000
Derivative liabilities:
   Fixed-price natural gas collars                   $    (13,357,000)              $     (4,802,000)
   Fixed-price natural gas swaps                     $    (29,594,000)              $    (17,675,000)
Bank debt                                            $   (136,400,000)              $   (134,700,000)
Other financing agreements                           $     (1,962,000)              $     (1,763,000)
Subordinated debt (inclusive of accrued interest)    $    (73,723,000)              $    (59,325,000)


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

      The fair value of all derivative instruments as of March 31, 2005 and December 31, 2004 was based upon estimates determined by our counter-parties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

      Derivative assets and liabilities reflected as current in the March 31, 2005 balance sheet represent the estimated fair value of fixed-price contract and interest rate swap and cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

6.    EARNINGS PER SHARE

      SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

     o For the three months ended March 31, 2005 and 2004, dilutive shares do not include the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 40,000 common shares) because the effects were antidilutive.

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


     o For the three months ended March 31, 2005 and 2004, dilutive shares do not include the assumed conversion of convertible debt (convertible into 4,000 and 4,000 shares, respectively) because the effects were antidilutive.

     o For the three months ended March 31, 2005 and 2004, dilutive shares do not include outstanding warrants to purchase 1,600,000 shares of common stock at an exercise price of $.001 because the effects were antidilutive.

The following reconciles the components of the EPS computation:

                                                                   Income           Shares       Per Share
                                                                 (Numerator)     (Denominator)    Amount
                                                                 -----------     -------------    ------

For the three months ended March 31, 2005:
     Net loss                                                  $   (1,098,000)
     Preferred stock dividends                                         (2,000)
                                                               ---------------
     Basic EPS loss available to common shareholders           $   (1,100,000)     14,249,694    $ (0.08)
                                                                                                 --------

     Effect of dilutive securities:
         None                                                            --              --
                                                               ---------------     ----------

     Diluted EPS loss available to common shareholders         $   (1,100,000)     14,249,694    $ (0.08)
                                                               ===============     ==========    ========

For the three months ended March 31, 2004:
     Net loss                                                  $   (5,646,000)
     Preferred stock dividends                                         (2,000)
                                                               ---------------
     Basic EPS loss available to common shareholders           $   (5,648,000)     14,021,306    $ (0.40)
                                                                                                 --------
     Effect of dilutive securities:
         None                                                           --             --
                                                               ---------------     -----------

     Diluted EPS loss available to common shareholders         $   (5,648,000)     14,021,306    $ (0.40)
                                                               ===============     ==========    ========

7.   ASSET RETIREMENT OBLIGATIONS

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

      The following table provides a roll forward of the asset retirement obligations for the three months ended March 31, 2005 and 2004:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2005          2004
                                                ----------------------------
Asset retirement obligation
  beginning balance                             $  871,000    $  631,000
Liabilities incurred                                56,000        55,000
Liabilities settled                                 (2,000)       (2,000)
Accretion expense                                   13,000         4,000
Revisions in  estimated  cash flows                 --            --
                                                ----------------------------

Asset retirement obligation                     $  938,000    $  688,000
  ending balance                                ============================

8.   SUBSEQUENT EVENTS

     No other material subsequent events have occurred that warrants disclosure since the balance sheet date other than the issuance of 1,599,600 shares of common stock in cashless exercise of warrants as described in Note 3 above.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our report on Form 10-KSB, as amended, for the transition period ended December 31, 2004 and Exhibit 99.1 "Risk Factors" to this report for a listing of some of these factors.

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

Significant Developments During The Three Months Ended March 31, 2005

      The Company has continued its development of new wells and the construction of supporting pipeline infrastructure. During the three months ended March 31, 2005, the Company drilled 25 new gas wells (gross). The Company also connected 151 new gas wells (gross) into its gas gathering pipeline network during the same three-month period. On March 31, 2005, the Company had 938 gas wells (gross) that it was operating and 55 gas wells (gross) that it was in the process of completing and connecting to its gas gathering pipeline system. In order to connect these new wells to the Company's pipeline network, the Company constructed approximately 124 miles of additional pipeline during the last half of 2004 and the first quarter of 2005 to gather gas and water from the new wells.

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

Results of Operations

      The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual reports on Form 10-KSB, as amended, for the transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004. Comparisons made between reporting periods herein are for the three month period ended March 31, 2005 as compared to the same period in 2004.

Three  Months  Ended March 31, 2005  Compared to Three  Months  Ended March 31,
2004

      Total revenues of $12.1 million for the quarter ended March 31, 2005 represents an increase of 4% when compared to total revenues of $11.5 million for the quarter ended March 31, 2004. This increase was achieved by a combination of the addition of more producing wells and higher natural gas prices, which was partially offset by the natural decline in production from some of the Company's older gas wells.

      The increase in oil and gas sales from $10.8 million for the quarter ended March 31, 2004 to $11.3 million for the quarter ended March 31, 2005 and the increase in gas pipeline revenue from $760,000 to $806,000 resulted from the additional wells and pipelines acquired or completed during the past 12 months and higher natural gas prices, which was partially offset by the natural decline in production from some of the Company's older gas wells. The additional wells acquired or completed contributed to the production of 2,181,000 mcf of net gas for the quarter ended March 31, 2005, as compared to 2,150,000 net mcf produced in the prior quarter. The Company's product prices on an equivalent basis (mcfe) increased from $5.34 mcfe average for the quarter ended March 31, 2004 to $6.19 mcfe average for the quarter ended March 31, 2005. For the quarter ended March 31, 2005, the net product price, after accounting for hedge settlements of $2.2 million during the quarter, averaged $5.22 mcfe. For the quarter ended March 31, 2004, the net product price, after accounting for hedging settlement of $692,000 during the quarter, averaged $4.97 mcfe.

      Other revenue for the three months ended March 31, 2004 was $6,000 as compared to other expense of $21,000 for the three-month period ended March 31, 2005.

      The operating costs remained fairly constant for the quarter ended March 31, 2005 totaling $2.3 million, as compared to the operating costs of $2.4 million incurred for the quarter ended March 31, 2004. Lease operating costs per mcf for the quarter ended March 31, 2005 were $.78 per mcf as compared to $.86 per mcf for the quarter ended March 31, 2004, representing an 9% decrease. Pipeline operating costs increased by 47% from $1.2 million for the quarter March 31, 2004 to $1.8 million for the quarter ended March 31, 2005. The decrease in lease operating cost per mcf is due primarily to an increase in the allocation of field employee time spent developing pipeline infrastructure, completing and connecting wells and a decrease in the amount of time spent servicing the wells. The cost increases incurred for pipeline operations are due to the number of wells acquired, completed and operated during the quarter and the increased miles of pipeline in service. For the quarter ended March 31, 2005, depreciation, depletion and amortization of $3.4 million remained relatively constant compared to $3.3 million for the quarter ended March 31, 2004.

      General and administrative expenses remained fairly constant totaling $971,000 for the quarter ended March 31, 2005 compared to $983,000 for the same period in the prior year.

      Interest expense increased to $5.2 million for the quarter ended March 31, 2005 from $3.4 million for the quarter ended March 31, 2004, due to the increase in the Company's outstanding borrowings related to equipment, development and leasehold expenditures and higher average interest rates.

      Change in derivative fair value was a non-cash gain of $444,000 for the three months ended March 31, 2005, which included a $538,000 loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, and a $186,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $796,000 relating to hedge ineffectiveness. Change in derivative fair value was a non-cash loss of $5.9 million for the three months ended March 31, 2004, which included a $5.2 million loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, and a $648,000 net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $83,000 relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

      The Company recorded a net loss of $1.1 million for the quarter ended March 31, 2005 as compared to a net loss of $5.6 million for the quarter ended March 31, 2004, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above.

Liquidity and Capital ResourcesCapital Resources And Liquidity

      At March 31, 2005, the Company had current assets of $12.6 million, a working capital deficit (current assets minus current liabilities, excluding the short-term derivative assets and liabilities) of $6.4 million and had $1.4 million of net cash used by operations during the three months ended March 31, 2005. The working capital deficit (including the short-term derivative assets and liabilities) totals $28.1 million.

      During the three months ended March 31, 2005 a total of approximately $14.2 million was invested in new natural gas wells and properties, new pipeline facilities, and other additional capital items. This investment was funded by an increase of approximately $12 million of additional notes issued to ArcLight and $2 million of additional borrowings under the term loans from the UBS Credit
Agreement. An additional $3 million of notes is available for issuance to ArcLight. The Company used an additional $3 million of borrowings under the term loans from the UBS Credit Agreement to reduce the outstanding balance under its revolving credit facility during the first quarter.

      Net cash used by operating activities totaled $1.4 million for the three months ended March 31, 2005 as compared to $6.5 million of net cash provided from operating activities for the three months ended March 31, 2004 due primarily to the expanded operations of the Company as discussed above and the delay between the time a well is drilled and the Company begins receiving payments for production from the well.

      The Company's working capital deficit (current assets minus current liabilities, excluding the short-term derivative asset and liability of $502,000 and $22.2 million, respectively) was $6.4 million at March 31, 2005, compared to a working capital deficit (excluding the short-term derivative asset and liability of $202,000 and $9.5 million, respectively) of $9.5 million at December 31, 2004. The change in the working capital deficit is due to the reduction of accounts payable, oil and gas payable and accrued expenses that were funded with the proceeds of additional term loan borrowings and additional subordinated notes issued in February 2005 (See - "UBS Credit Facility" and "ArcLight Transaction").

      The Company is focused on re-completions and developing up to 134 additional new wells to be drilled and completed during the remaining nine months of calendar year 2005 using the resources generated by its operations (subject to compliance with the limitations contained in the UBS Credit Agreement - See "UBS Credit Facility" below). The Company can commence drilling of the 134 additional new wells upon achieving gross daily production of 43 mmcfe/d for any 20 of the last 30 days prior to recommencement of drilling. However, no assurances can be given that such sources will be sufficient to fund the proposed capital expenditures for the remainder of calendar year 2005 or that the required gross daily production levels will be achieved early enough in 2005, if at all, to permit the development of all 134 wells. The Company's average gross daily production for the first quarter was approximately 34 mmcfe/d and as of this filing was approximately 36 mmcfe/d. Subsequent to calendar year 2005, the Company intends to drill approximately 380 wells per year, which management currently estimates will require a capital investment of approximately $32 million per year to drill and develop. Management currently estimates that the Company would be able to drill and develop approximately 310 of these new wells during year 2006 utilizing cash flow from operations and that the Company will need to obtain additional funds for any additional wells. The Company could seek to borrow additional funds or sell equity securities. This estimate is based on forecasts of production volumes increasing to approximately 20 bcf for calendar year 2006 production. However, no assurances are given that the Company will be able to achieve this level of production or that the Company will be able to obtain funding sufficient to support all of its' development plans or that such funding will be on terms favorable to the Company.

      Although the Company believes that it will have adequate additional reserves and other resources to support the future development plans, no assurance can be given that the Company will be able to obtain funding sufficient to support all of its' development plans or that such funding will be on terms favorable to the Company.

UBS Credit Facility

      On July 22, 2004, Quest Cherokee entered into a syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the "UBS Credit Agreement"). The UBS Credit Agreement originally provided for a $120 million six year term loan that was fully funded at closing (the "UBS Term Loan") and a $20 million five year revolving credit facility that could be used to issue letters of credit and fund future working capital needs and general corporate purposes (the "UBS Revolving Loan"). As of March 31, 2005, Quest Cherokee had approximately $12 million of loans and approximately $2 million in letters of credit issued under the UBS Revolving Loan. Letters of credit issued under the UBS Revolving Loan reduce the amount that can be borrowed there under. The UBS Credit Agreement also contains a $15 million "synthetic" letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee's natural gas hedging program. A portion of the proceeds from the UBS Term Loan were used to repay the Bank One credit facilities. After the repayment of the Bank One credit facilities and payment of fees and other obligations related to this transaction, Quest Cherokee had approximately $9 million of cash at closing from the proceeds of the UBS Term Loan and $15 million of availability under the UBS Revolving Loan.

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

     o the UBS Term Loan was increased by an additional $5 million to a total of $125 million, $3 million of which was used to reduce outstanding borrowings under the revolving credit facility;

     o the Company cannot drill any new wells until not less than 200 wells have been connected to the Company's gathering system since January 1, 2005 and gross daily production is at least 43 mmcfe/d for 20 of the last 30 days prior to the date of drilling, after which time the Company may drill up to 150 new wells prior to December 31, 2005 as long as the ending inventory of wells-in-progress as of the end of any month does not exceed 250 (as of May 13, 2005, the Company had connected 191 wells since January 1, 2005 and its average gross daily production for the 20 highest days out of the last 30 days was 36,026 mmcfe/d;

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

Management Agreement Between QES and Quest Cherokee

      As part of the restructuring, QES entered into an operating and management agreement with Quest Cherokee to manage the day to day operations of Quest Cherokee in exchange for a monthly manager's fee of $292,000 plus the reimbursement of costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges. Initially, the Company consolidated all of its employees into QES. In September 2004, QCOS was formed to acquire the stimulation assets from Consolidated. At that time, the Company's vehicles and equipment were transferred to QCOS and the costs associated with field employees, first level supervisors, exploration, development and operation of the Company's properties and certain other direct charges are now paid directly by QCOS while QES continues to employ all of the Company's non-field employees (other than first level supervisors). Effective April 30, 2005, the manager's fee was increased to $350,000 per month. Until Quest Cherokee begins making distributions to its members, the Company's only source of cash flow to pay for its general and administrative expenses will be the management fee paid by Quest Cherokee.

Wells Fargo Energy Capital Warrant

      On November 7, 2002, the Company entered into a credit agreement with Wells Fargo Energy Capital, Inc. ("WFEC"), as lender. In connection with the transaction, the Company issued a warrant to WFEC to acquire up to 1.6 million shares of the Company's common stock at a purchase price of $0.001 per share at any time on or before November 7, 2007 (the "Warrant").

      On April 6, 2005, WFEC exercised the Warrant with respect to all 1.6 million shares of common stock for which the Warrant was exercisable. WFEC elected to do a "cashless exercise" of the Warrant such that the purchase price of $0.001 per share for the 1.6 million shares of common stock, or $1,600.00, was paid by WFEC by reducing the number of shares of common stock issuable to WFEC upon such exercise by a number which, when multiplied by the market price of the Company's common stock on the exercise date ($4.00) equaled the purchase price. As a result of WFEC's "cashless exercise" of the Warrant, the Company issued to WFEC 1,599,600 shares of its common stock.

Contractual Obligations

     Future Payments due on the Company's contractual obligations as of March 31, 2005 are as follows:


                                  Total              2005           2006-2007         2008-2009          thereafter
                             ----------------    --------------    -------------    ---------------    ----------------
Term B Note                    $ 124,400,000       $ 1,200,000       $2,400,000        $ 2,400,000       $ 118,400,000
Revolving Line of Credit          12,000,000                --               --         12,000,000                  --
Notes payable                      1,912,000           869,000          868,000             82,000              93,000
Convertible debentures                50,000            50,000               --                 --                  --
Subordinated debt (1)             73,724,000                --               --                 --          73,724,000
                             ----------------    --------------    -------------    ---------------    ----------------
Total                          $ 212,086,000        $2,119,000       $3,268,000       $ 14,482,000        $192,217,000
                             ================    ==============    =============    ===============    ================

(1) If interest on the subordinated notes is not paid in cash, it will be added to the principle balance of the subordinated notes and if no payments are made on the subordinated notes, the principle amount would be $196.1 million in 2010.

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

Off-Balance Sheet Arrangements

      At March 31, 2005 and December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Hedging Activities. The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the three months ended March 31, 2005, fixed-price contracts hedged 96.0% of the Company's natural gas production. As of March 31, 2005, fixed-price contracts are in place to hedge 20.0 Bcf of estimated future natural gas production. Of this total volume, 6.0 Bcf are hedged for 2005 and 14.0 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 1) for the seven-month transition period ended December 31, 2004 for a more detailed discussion of the fixed-price contracts.

      The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2005.


                                      Nine Months
                                        Ending
                                      December 31,                          Years Ending December 31,
                                                       ------------------------------------------------------------------
                                        2005          2006            2007            2008          Total
                                        ----          ----            ----            ----          -----
                                                          (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)                 4,184,000      5,614,000        -               -              9,798,000
Weighted-avg fixed
   price per MMBtu (1)            $       4.69    $       4.53        -               -           $       4.61
Fixed-price sales                 $     19,603    $     25,433        -               -           $     45,036
Fair value, net                   $    (12,435)   $    (17,159)       -               -           $    (29,594)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                             2,231,000       1,825,000      3,650,000        2,928,000      10,634,000
   Ceiling                           2,231,000       1,825,000      3,650,000        2,928,000      10,634,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                          $       5.21    $       5.30    $      4.83      $      4.50     $      4.90
   Ceiling                        $       6.26    $       6.35    $      5.83      $      5.52     $      5.92
Fixed-price sales (2)             $     13,956    $     11,589    $    21,279      $    16,163     $    62,987
Fair value, net                   $     (3,020)   $     (2,628)   $    (4,643)     $    (3,066)    $   (13,357)

Total Natural Gas Contracts:
Contract vols (MMBtu)                6,415,000       7,439,000       3,650,000       2,928,000      20,432,000
Weighted-avg fixed
   price per MMBtu (1)            $       5.23    $       4.98    $       5.83     $      5.52     $      5.29
Fixed-price sales (2)             $     33,559    $     37,022    $     21,279     $    16,163     $   108,023
Fair value, net                   $    (15,455)   $    (19,787)   $     (4,643)    $    (3,066)    $   (42,951)

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

      All fixed-price contracts have been executed in connection with the Company's natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended March 31, 2005 and 2004, oil and gas sales included $2,230,000 and $692,000, respectively, of losses associated with realized losses under fixed-price contracts.

      For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended March 31, 2005 and 2004, other revenue and expense included $0 and $0, respectively, of losses associated with realized losses under fixed-price contracts.

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

      At March 31, 2005, the Company had outstanding the following interest rate swaps and caps:

                                                                                                        Fair Value as
                                                            Notional        Fixed Rate      Floating     of March 31,
   Instrument Type                 Term                    Amount (1)       / Cap Rate        Rate           2005
------------------------------------------------------------------------------------------------------------------
                                                          $58,250,000                       3-month
  Interest Rate Swap      March 2005 - March 2006         $53,875,000         2.795%         LIBOR       $   492,000
                                                          $98,705,000                       3-month
  Interest Rate Cap       March 2006 - Sept. 2007         $70,174,600         5.000%         LIBOR       $   350,000



(1) Represents the maximum and minimum notional amounts that are hedged during the period.

Change in Derivative Fair Value

      Change in derivative fair value in the statements of operations for the three months ended March 31, 2005 and 2004 is comprised of the following:


                                                                Three Months Ended March 31,
                                                             -----------------------------------
                                                                   2005              2004
                                                             -----------------------------------
     Change in fair value of derivatives not qualifying
     as cash flow hedges                                     $  (538,000)       $ (5,182,000)





     Amortization of derivative fair value gains and
          losses recognized in earnings prior to actual
          cash settlements                                       186,000            (648,000)
     Ineffective portion of derivatives qualifying as
          cash flow hedges                                       796,000             (83,000)
                                                             -----------------------------------
                                                             $   444,000        $ (5,913,000)
                                                             ===================================

      The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

      The change in carrying value of fixed-price contracts and interest rate swaps and caps in the balance sheet since December 31, 2004 resulted from an increase in market prices for natural gas and interest rates. Derivative assets and liabilities reflected as current in the March 31, 2005 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas as of the balance sheet date.

Fair Value of Financial Instruments

      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of March 31, 2005 and December 31, 2004 and the methods and assumptions used to estimate their fair value:

                                                                                        December 31,
                                                            March 31, 2005                  2004
                                                      ------------------------       -------------------
Derivative assets:
   Interest rate swaps and caps                       $          842,000             $         523,000
Derivative liabilities:
   Fixed-price natural gas collars                    $      (13,357,000)            $      (4,802,000)
   Fixed-price natural gas swaps                      $      (29,594,000)            $     (17,675,000)
Bank debt                                             $     (136,400,000)            $    (134,700,000)
Other financing agreements                            $       (1,962,000)            $      (1,763,000)
Subordinated debt (inclusive of accrued interest)     $      (73,723,000)            $     (59,325,000)


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

      The fair value of all derivative instruments as of March 31, 2005 and December 31, 2004 was based upon estimates determined by our counter-parties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

      Derivative assets and liabilities reflected as current in the March 31, 2005 balance sheet represent the estimated fair value of fixed-price contract and interest rate swap and cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

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

Item 4.  Controls and Procedures.

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

PART II -OTHER INFORMATION

Item 1.    Legal Proceedings

      See Part I, Item 1, Note 6 to our consolidated financial statements entitled "Commitments and Contingencies", which is incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3.    Default Upon Senior Securities

      In January 2005, Quest Cherokee determined that it was not in compliance with the leverage and interest coverage ratios in the UBS Credit Agreement for the quarter ended November 30, 2004. On February 22, 2005, Quest Cherokee and the lenders under the UBS Credit Agreement entered into an amendment and waiver pursuant to which the lenders waived all of the existing defaults under the UBS Credit Agreement and the UBS Credit Agreement was amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--UBS Credit Facility" for additional information.

Item 4.    Submission of Matters to Vote of Security Holders

      None

Item 5.    Other Information

      None

Item 6.    Exhibits

  4.1* Amended and Restated Note Purchase Agreement, by and between, Quest Cherokee, LLC and Cherokee Energy Partners, LLC, dated as of the 11th day of February, 2005 (filed as Exhibit 4.1 to Quest Resource Corporation's Form 8-K filed February 17, 2005 and incorporated herein by reference).

  4.2* Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favor of and to the order of Cherokee Energy Partners LLC, dated as of the 11th day of February, 2005 (filed as Exhibit 4.8 to Quest Resource Corporation's Form 10-KSB filed March 31, 2005 and incorporated herein by reference).

  4.3* Junior Subordinated Promissory Note made by Quest Cherokee, LLC in favor of and to the order of Cherokee Energy Partners LLC, dated as of the 22nd day of February, 2005 (filed as Exhibit 4.9 to Quest Resource Corporation's Form 10-KSB filed March 31, 2005 and incorporated herein by reference).

  4.4* Amendment No. 2 and Waiver to Credit Agreement, by and between, Quest Cherokee, LLC, the subsidiary guarantors and the various lenders party to the UBS Amended Credit Agreement, UBS Securities LLC, as the lead arranger, book manager, documentation agent and syndication agent, UBS AG, Stamford Branch, as issuing bank, the L/C Facility issuing bank, the administrative agent for the lenders and collateral agent for the secured parties, and UBS Loan Finance LLC, as swing line lender, dated as of the 22nd day of February, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB filed February 23.
              2005).

  10.1 Consent of Transferee of Shares of Quest Resource Corporation, McKown Point LP, dated as of December 31, 2004, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002.

  10.2        Amendment  No.  2  dated  as  of  March  1,   2005  to  Employment
              Agreement between the Company and Douglas Lamb.

  10.3* Amendment dated February 11, 2005 to the Amended and Restated Limited Liability Company Agreement of Quest Cherokee, LLC, by and among Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (Filed as Exhibit 10.1 to Quest Resource Corporation's Form 8-K filed February 17, 2005 and incorporated herein by reference).

  31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1        Certification  by Chief  Executive  Officer  pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

  32.2        Certification  by Chief  Financial  Officer  pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

  99.1        Risk Factors.
-----------------------------
*     Incorporated by reference

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of May, 2005.


                                          QUEST RESOURCE CORPORATION



                                          By:  /s/ Jerry D. Cash
                                             ----------------------------------
                                             Jerry D. Cash
                                             Chief Executive Officer



                                          By:  /s/ David E. Grose
                                             ----------------------------------
                                             David E. Grose
                                             Chief Financial Officer