Form 10-Q
period 2005-06-30
QUEST RESOURCE CORP
filed 2005-08-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ________________.


                         Commission file number: 0-17371


                           QUEST RESOURCE CORPORATION
                           --------------------------
               (Exact name of registrant specified in its charter)



               Nevada                                90-0196936
               ------                                ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)



   9520 N. May Avenue, Suite 300, Oklahoma City, OK     73120
   ------------------------------------------------     -----
   (Address of principal executive offices            (Zip Code)




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



As of August 15, 2005, the issuer had 16,995,549 shares of common stock outstanding.

                           QUEST RESOURCE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION............................................3

      Item 1.   Financial Statements......................................3

                  Consolidated Balance Sheets:
                   June 30, 2005 and December 31, 2004..................F-1

                  Consolidated Statements of Operations and
                    Comprehensive Income:
                    Three months and Six months ended June 30, 2005
                    and 2004............................................F-3

                  Consolidated Statements of Cash Flows:
                    Six months ended June 30, 2005 and 2004.............F-4

                  Condensed Notes to Consolidated Financial Statements..F-5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................4

                Forward-looking Information...............................4

                Business of Issuer........................................4

                Significant Developments
                   during the three months ended June 30, 2005............4

                Results of Operations.....................................4

                Liquidity and Capital Resources...........................7

      Item 3.   Quantitative and Qualitative Disclosures About Market
                Risk.....................................................12

      Item 4.   Controls and Procedures..................................15

PART II - OTHER INFORMATION..............................................16

      Item 1.   Legal Proceedings........................................16

      Item 2.   Unregistered Sales of Equity Securities and Use of
                Proceeds.................................................16

      Item 3.   Defaults Upon Senior Securities..........................16

      Item 4.   Submission of Matters to a Vote of Security Holders......16

      Item 5.   Other Information........................................16

      Item 6.   Exhibits.................................................16

SIGNATURES...............................................................17

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

      Our unaudited interim financial statements, including a balance sheet as of the quarter ended June 30, 2005, a statement of operations, and a statement of cash flows for the three month and six month periods ended June 30, 2005 and the comparable periods of 2004, are attached hereto as Pages F-1 through F-21 and are incorporated herein by this reference.

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

Change in Fiscal Year End
-------------------------

      The Company elected to change its fiscal year end to December 31 from May 31, beginning January 1, 2005. The Company filed a transition report on Form 10-KSB/A covering the period from June 1, 2004 to December 31, 2004.

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                      June 30,    December 31,
                                                        2005          2004
                                                      ------------------------
                                                      (unaudited)
                                 A S S E T S

Current assets:
   Cash                                             $  3,744,000  $  6,458,000
   Accounts receivable, trade                            169,000     6,204,000
   Other receivables                                     695,000       524,000
   Other current assets                                  712,000       241,000
   Short-term derivative asset                           417,000       202,000
   Inventory                                             548,000       284,000
                                                     ------------  -----------
      Total current assets                             6,285,000    13,913,000

Property and equipment, net of accumulated
depreciation of $1,699,000 and $1,245,000,
respectively                                           8,702,000     8,433,000

Pipeline assets, net of accumulated depreciation
of $2,810,000 and $2,207,000, respectively            59,694,000    42,552,000
Pipeline assets under construction                           -      12,537,000

Oil and gas properties:
   Properties being amortized                        168,940,000   154,427,000
   Properties not being amortized                     17,900,000    16,707,000
                                                     ------------  -----------
                                                     186,840,000   171,134,000
   Less:  Accumulated depreciation, depletion
          and amortization                           (22,619,000)  (16,069,000)
                                                     ------------  ------------
      Net oil and gas properties                     164,221,000   155,065,000
                                                     ------------  ------------
Other assets, net                                      5,085,000     5,141,000
Long-term derivative asset                               104,000       321,000
                                                     ------------  -----------
Total assets                                        $244,091,000  $237,962,000
                                                     ============  ============

                  LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $  8,949,000  $ 17,337,000
   Oil and gas payable                                 3,683,000     3,507,000
   Accrued expenses                                      493,000       588,000
   Current portion of notes payable                    1,999,000     1,804,000
   Short-term derivative liability                    20,591,000     9,513,000
                                                     ------------ ------------
      Total current liabilities                       35,715,000    32,749,000

Non-current liabilities:
   Long-term derivative liability                     21,843,000    12,964,000
   Asset retirement obligation                         1,011,000       871,000
   Convertible debentures                                 50,000        50,000
   Notes payable                                     137,790,000   136,413,000
   Less current maturities                            (1,999,000)   (1,804,000)
                                                     ------------  ------------
      Non-current liabilities                        158,695,000   148,494,000
Subordinated debt (including accrued interest)        76,482,000    59,325,000
                                                     ------------  -----------
Total liabilities                                    270,892,000   240,568,000
                                                     ------------  ------------

Commitments and contingencies                                 --            --

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 50,000,000
        shares authorized 10,000 shares issued
        and outstanding                                       --            --
   Common Stock, $.001 par value, 950,000,000
        shares authorized 15,995,549 and 14,021,036
        shares issued and outstanding                     16,000        14,000
   Additional paid in capital                         17,741,000    17,184,000

   Accumulated other comprehensive loss              (32,887,000)  (11,143,000)
   Accumulated deficit                               (11,671,000)   (8,661,000)
                                                     ------------  ------------
Total stockholders' equity (deficit)                 (26,801,000)   (2,606,000)
                                                     ------------  ------------
Total liabilities and stockholders' equity (deficit)$244,091,000 $ 237,962,000
                                                     ============ =============

              QUEST RESOURCE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                           For the Three Months Ended  For the Six Months Ended
                                    June 30,                 June 30,
                           --------------------------  ------------------------
                               2005         2004            2005        2004
                           -----------  -----------     ----------    ----------
 Revenue:
   Oil and gas sales       $ 12,100,000  $ 11,070,000 $ 23,366,000  $21,852,000
   Gas pipeline revenue         901,000       795,000    1,707,000    1,555,000
   Other revenue and expense      2,000      (526,000)     (19,000)    (520,000)
                            ------------  ------------ ------------  -----------
        Total revenues       13,003,000    11,339,000   25,054,000   22,887,000

Costs and expenses:
   Oil and gas production     2,984,000     2,356,000    5,293,000    4,795,000
   Pipeline operating         2,006,000     1,406,000    3,776,000    2,608,000
   General and administrative 1,005,000       854,000    1,976,000    1,837,000
   expenses
   Depreciation, depletion    3,874,000     3,276,000    7,228,000    6,553,000
   and amortization         ------------  ------------ ------------  -----------
    Total costs and expenses  9,869,000     7,892,000   18,273,000   15,793,000
                            ------------  ------------ ------------  -----------

Operating income              3,134,000     3,447,000    6,781,000    7,094,000
                            ------------  ------------ ------------  -----------

Other income (expense):
   Change in derivative fair    874,000       793,000    1,318,000   (5,120,000)
   value
   Interest income                2,000           --         6,000          --
   Interest expense          (5,917,000)   (3,557,000) (11,110,000)  (6,937,000)
                            ------------  ------------ ------------  -----------
    Total other income       (5,041,000)   (2,764,000)  (9,786,000) (12,057,000)
        (expense)           ------------  ------------ ------------  -----------

Income (loss) before income  (1,907,000)      683,000   (3,005,000)  (4,963,000)
taxes

Income tax expense -
  deferred                          --            --           --           --
                            ------------  ------------ ------------ -----------

Net income (loss)            (1,907,000)      683,000   (3,005,000)  (4,963,000)
Other comprehensive (loss),
net of tax:
   Change in fixed-price
   contract and other
   derivative fair value, net
   of tax of $0, $1,285,000,
   $0,and $1,285,000         (3,729,000)  (11,523,000) (27,139,000) (12,550,000)
   Reclassification
   adjustments - contract
   settlements, net of
   income taxes of $0,
   ($133,000), $0, and
   ($133,000)                 3,165,000     1,164,000    5,395,000    1,856,000
                            ------------  ------------ ------------ -----------
   Other comprehensive (loss)  (564,000)  (10,359,000) (21,744,000) (10,694,000)
                            ------------  ------------ ------------ -----------
Comprehensive (loss)       $ (2,471,000) $ (9,676,000 $(24,749,000)$(15,657,000)
                            ============  ============ ============ ===========

Net income (loss)          $ (1,907,000) $    683,000 $ (3,005,000)$ (4,963,000)

Preferred stock dividends        (3,000)       (3,000)      (5,000)     (5,000)
                            ------------  ------------  ----------- -----------

Net income (loss)available $ (1,910,000) $    680,000 $ (3,010,000)$(4,963,000)
to common stockholders      ============  ============ ============ ===========

Earnings(loss) per common
share - basic              $      (0.12) $      0.05  $      (0.20)$     (0.35)
                            ============  ============ ============ ===========

Earnings(loss) per common
share - diluted            $      (0.12) $      0.04  $      (0.20)$     (0.35)
                            ============  ============ ============ ===========

Weighted average common and
   common equivalent shares
   outstanding:
   Basic                     15,848,881     14,082,566  15,053,705   14,051,936
   Diluted                   15,848,881     15,682,163  15,053,705   14,051,936

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      Six Months Ended
                                                          June 30,
                                                ------------------------------
                                                    2005              2004
                                                  --------          --------
Cash flows from operating activities:
   Net (loss)                                   $(3,005,000)      $(4,963,000)
   Adjustments to reconcile net income (loss)
   to cash provided by operations:
      Depreciation and depletion                  7,638,000         6,853,000
      Change in derivative fair value            (1,318,000)        5,120,000
      Accrued interest on subordinated note       5,158,000         3,910,000
      Stock issued for audit committee fees          19,000                --
      Stock issued for services                          --            31,000
      Stock issued for retirement plan              266,000           121,000
      Amortization of loan origination fees         436,000            28,000
      Amortization of deferred hedging gains       (465,000)       (1,584,000)
   Change in assets and liabilities:
      Accounts receivable                         5,864,000        (7,156,000)
      Other current assets                         (471,000)         (218,000)
      Inventory                                    (265,000)         (599,000)
      Accounts payable                           (8,389,000)        5,501,000
      Oil and gas payable                           176,000         5,010,000
      Hedge settlements payable                          --           352,000
      Accrued expenses                              (95,000)          807,000
                                                ------------      ------------
        Net cash (used in) provided by
        operating activities                      5,549,000        13,213,000

   Cash flows from investing activities:
        Purchase of equipment, development
        and leasehold costs                     (20,532,000)      (10,046,000)
        Change in other property and equipment     (723,000)       (1,093,000)
                                                ------------      ------------
                Net cash used in investing
                     activities                 (21,255,000)      (11,139,000)

Cash flows from financing activities:
   Proceeds from bank borrowings                  4,682,000         3,150,000
   Repayments of note borrowings                 (3,305,000)       (1,334,000)
   Proceeds from issuance of subordinated
   notes                                         12,000,000                 --
   Accounts payable holdback                             --           420,000
   Dividends paid                                    (5,000)           (5,000)
   Refinancing costs - UBS                         (380,000)                --
                                                ------------      ------------
        Net cash provided by financing
        activities                               12,992,000         2,231,000

Net increase (decrease) in cash                  (2,714,000)        4,305,000
Cash, beginning of period                         6,458,000           225,000
                                                ------------      ------------

Cash, end of period                             $ 3,744,000       $ 4,530,000
                                                ============      ============

   Supplemental disclosure of cash flow information
         Cash paid during the period for:

                  Interest expense              $ 5,522,000       $ 2,802,000


 The accompanying notes are an integral part of these consolidated statements.

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

      The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A for the transition period ended December 31, 2004.

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

      Quest Cherokee was formed on December 22, 2003 to own and operate the Company's oil and gas properties in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. Upon its formation, QES, QOG, PGPC, STP, PSI and J-W Gas contributed all of their natural gas and oil properties in the Cherokee Basin with an agreed upon value of $51 million in exchange for all of the membership interests in Quest Cherokee. The transfer of these properties was treated as a corporate restructuring. For financial reporting purposes, the properties transferred to Quest Cherokee by the Company and its subsidiaries, were transferred at historical cost.

      Subsequent to the formation of Quest Cherokee, Cherokee Energy Partners, LLC, a wholly owned subsidiary of ArcLight Energy Partners Fund I, L.P. ("ArcLight"), purchased a $51 million of 15% junior subordinated promissory notes of Quest Cherokee at par. In connection with the purchase of the subordinated promissory notes, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest Cherokee owned by the Company's subsidiaries were converted into all of the Class B units.

      Quest Cherokee is the sole member of Bluestem and QCOS.

      Since the Company is anticipated to ultimately control 65% of the cash flows of Quest Cherokee (See "--Distributions of Net Cash Flow of Quest Cherokee" below), the results of operation of Quest Cherokee have been included in these consolidated financial statements. For the period from inception through June 30, 2005, Quest Cherokee incurred operating losses. Operating

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)

losses are allocated 30% to the holders of the Class A units until their membership interest of $100 is reduced to zero; thereafter all losses are allocated 100% to the Company.

      Financial reporting by the Company's subsidiaries is consolidated into one set of financial statements for QRC.

      Ownership of Company Assets.
      ---------------------------

      Quest Cherokee owns and operates all of the Company's Cherokee Basin natural gas and oil properties. Quest Cherokee Oilfield Service owns and operates all of the Company's vehicles and equipment and Bluestem owns all of the Company's gas gathering pipeline assets in the Cherokee Basin. QES employs all of the Company's non-field employees and has entered into an operating and management agreement with Quest Cherokee to manage the day-to-day operations of Quest Cherokee in exchange for a monthly manager's fee of $350,000 (the "Management Agreement"). The costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges are borne by QCOS. STP owns properties located in Texas and Oklahoma outside of the Cherokee Basin, and QES and STP own certain equipment used at the corporate headquarters offices.

      Distributions of Net Cash Flow of Quest Cherokee.
      ------------------------------------------------

      Under the terms of the limited liability company agreement for Quest Cherokee, the net cash flow (as defined therein) of Quest Cherokee will be distributed generally 90% to the holders of the subordinated promissory notes and 10% to the holders of the Class B units until the subordinated promissory notes had been repaid. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 60% to the holders of the Class A units and 40% to the holders of the Class B units, until the holders of the subordinated notes and the Class A units have received a combined internal rate of return of 30% on their cash invested. Thereafter, the net cash flow of Quest Cherokee will generally be distributed 35% to the holders of the Class A units and 65% to the holders of the Class B units.

      These percentages may be altered on a temporary basis as a result of certain permitted tax distributions to the holders of the Class B units; however, future distributions will be shifted from the Class B unit holders to the holders of the subordinated promissory notes and/or Class A units until the total distributions are in line with the above percentages.

      Mangement of Quest Cherokee.
      ---------------------------

      Quest Cherokee is managed by a board of four managers. The holders of the Class A units (as a class) and the Class B units (as a class) are each entitled to appoint two managers. In general, the vote of all the managers is required to approve any matter voted on by the managers. If there is a conflict of interest, then the managers that have the conflict of interest will not be entitled to vote on the matter. The vote of a majority of each of the Class A units and Class B units is required to approve any matter submitted to a vote of the members.

      Effect of a Change of Control.
      -----------------------------

      Under the limited liability company agreement of Quest Cherokee, if a change of control or involuntary transfer occurs with respect to (1) either the Class B members or the Company or (2) the Class A members prior to the third anniversary date, then in either case the Quest Cherokee Board representatives of the class of members that has not undergone a change of control or involuntary transfer will have the right to take all actions on the part of Quest Cherokee in pursuing an exit transaction. An exit transaction will generally consist of a sale of all or substantially all of the assets of Quest Cherokee, a merger or consolidation, interest exchange or similar transaction with an unaffiliated party.

      "Change of Control" is defined under the limited liability company agreement as follows:

      For public companies, a "Change of Control" is deemed to have occurred under the limited liability company agreement at such time as any of the following occur:

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)

   o with respect to the Company only, on or after the date that Douglas L. Lamb, Jerry D. Cash or any immediate family member of either of them sells or transfers 20% or more of the number of shares of the Company's common stock owned or held by any of them as of December 22, 2003,
   o a tender offer or exchange offer is made and consummated for the ownership of 33.33% or more of the outstanding voting securities of the public company,
   o the public company is merged or consolidated with another corporation (an "Other Entity") and as a result of such merger or consolidation less than 40% of the outstanding voting securities of the surviving or resulting corporation are owned directly or indirectly in the aggregate by the former stockholders of the public company other than the Other Entity or its affiliates, as the same shall have existed immediately prior to such merger or consolidation,
   o the public company sells or otherwise transfers substantially all of its assets to another entity which is not wholly-owned directly or indirectly by the public company or one of its subsidiaries,
   o a person, within the meaning of section 3(a)(9) or section 13(d)(3) of the Securities Exchange Act of 1934, acquires 33.33% or more of the outstanding voting securities of the public company (whether directly, indirectly, beneficially or of record), or
   o individuals who, as of December 22, 2003, constitute the board of directors of the public company (the "Incumbent Board") cease for any reason to constitute a majority of the board of directors of the public company, provided, that any individual becoming a director subsequent to December 22, 2003 whose election, or nomination for election by the public company's shareholders, was approved by a vote of at least a majority of directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the public company.

      For private companies, a "Change of Control" is deemed to have occurred under the limited liability company agreement at such time as any of the following occur:

   o a tender offer or exchange offer is made and consummated for the ownership of 50% or more of the outstanding voting securities of the private company,
   o the private company is merged or consolidated with another entity ("Constituent Party") and as a result of such merger or consolidation 50% or less of the outstanding voting securities of the surviving or resulting entity is owned directly or indirectly in the aggregate by the former stockholder(s) of the private company or their affiliates, other than affiliates of the Constituent Party, as the same existed immediately prior to such merger or consolidation,
   o the private company sells or otherwise transfers substantially all of its assets to another entity which is not wholly-owned, directly or indirectly, by the private company, one of its subsidiaries or its parent company,
   o a person (which is not wholly-owned, directly or indirectly, by such person or one of its subsidiaries or its parent company), within the meaning of section 3(a)(9) or section 13(d)(3) of the Securities Exchange Act of 1934, acquires 50% or more of the outstanding voting securities of the private company (whether directly, indirectly, beneficially or of record), or
   o a distribution or sale of voting securities of the private company is consummated and as a result of such distribution 80% or less of the outstanding voting securities of the private company is owned directly or indirectly in the aggregate by the former stockholder(s) of the private company or their affiliates.

      In addition, with respect to the Company and the Class B members, a Change of Control will also be deemed to have occurred if a "change of control" occurs under the documents related to the subordinated promissory notes or Quest Cherokee's bank credit facilities.

      A Change of Control of an entity will also be deemed to have occurred if any person that controls such entity experiences a "Change of Control"; provided, however, that this provision only applies with respect to Cherokee Energy Partners to the extent that any of the change of control events for a private company occurs with respect to Cherokee Energy Partners' sole member, ArcLight Energy Partners Fund I, L.P.

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)



      Terms of Subordinated Promissory Notes.
      --------------------------------------

      The subordinated promissory notes accrue interest at the rate of 15% per annum and have a maturity date of October 22, 2010. Quest Cherokee has the option to extend the maturity of the subordinated promissory note until December 22, 2010. Interest on the subordinated promissory notes is payable on January 31, April 30, July 31 and October 31 of each year. Quest Cherokee has the option to pay accrued interest on the subordinated promissory notes by issuing additional subordinated promissory notes as payment for the accrued interest. The entire principal amount is due at the maturity date.

      See  Note  3  "Long-Term   Debt--Subordinated   Promissory  Notes"  for  a
description of provisions in the Company's credit agreement that limit Quest Cherokee's ability to repay the subordinated promissory notes.

      Effect of Early Termination of Quest Cherokee.
      ---------------------------------------------

      In the event that Quest Cherokee is dissolved on or before December 22, 2006 (an "Early Liquidation Event"), the holders of the subordinated promissory notes will be entitled to a make-whole payment. The make-whole payment is equal to the difference between the amount the holders of the subordinated promissory notes have received on account of principal and interest on the subordinated promissory notes and $88.2 million (140% of the funded principal amount of the subordinated promissory notes). In the event of an Early Liquidation Event, the holders of the subordinated promissory notes are entitled to 100% of the net cash flow until they have received the make-whole payment.

      Provisions Relating to the Transfer of Quest Cherokee Units.
      -----------------------------------------------------------

      At any time following the point in time at which net cash flow will be distributed 35% to the Class A members and 65% to the Class B members, either the Class A members or the Class B members may deliver a notice to the other class of members offering to sell all of the offeror's units to the offeree, or to buy all of the offeree's units, at a specified price and any other terms of transfer, based upon an assumed value of Quest Cherokee and with the price being tied to 65% of such assumed value with respect to Class B units and 35% of such assumed value with respect to Class A units. The offeree may subsequently notify the offeror whether the offeree elects to buy all of the offeror's units or sell all of the offeree's units at the applicable price and terms. The purchasing member would also be required to pay to the selling member the amount of any outstanding loans held by the selling member to Quest Cherokee or the other member.

      Subject to various requirements, in the event that a Class B member desires to transfer its units to a party other than a Class A member or an affiliate of such Class B member, then a Class A member has certain rights to require that an equivalent number of its units be included in the proposed transfer upon the same terms and conditions, other than price, which must be not less than a specified price per Class A unit based generally upon a hypothetical distribution if all assets of Quest Cherokee were sold for cash at fair market value and its liabilities were satisfied.

      Subject to various requirements, if the Class A member desires to transfer any of its units, the Class A member must first notify the Class B members of the desire to sell such units and request the Class B members to make an offer to purchase the units. If the Class B members are interested in purchasing the units, the Class B members must make a binding offer to purchase the units for cash at a specified price. If the Class A member accepts the offer, then the Class B members will be obligated to purchase the units. Any loans owing by Quest Cherokee or any of the Class B members to the Class A member (including, without limitation, the subordinated promissory note) must also be repaid in connection with such purchase (or a proportionate amount repaid in the case of a transfer of less than all of the Class A member's units). If the Class A member does not accept the offer, then the Class A member may transfer the units to a third party, but only if the price received by the Class A member for the units exceeds the price offered by the Class B members.

      Minority Investments; Other.
      ---------------------------

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

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


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

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


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

3.    LONG-TERM DEBT

Long-term debt consists of the following:                 June 30, 2005
                                                          --------------

Senior credit facility:
   Term loan                                             $   124,100,000
   Revolving loan                                             12,000,000

Notes  payable to banks,  finance  companies  and
related  parties,  secured by equipment and vehicles,
due in installments through February 2008 with interest
rates ranging from 5.5% to 11.5% per annum                     1,690,000

Convertible  debentures - unsecured;  interest
accrues at 8% per annum.                                          50,000
                                                         ---------------

Total long-term debt                                         137,840,000

Less - current maturities                                      1,999,000
                                                         ---------------

Total long-term debt, net of current maturities          $   135,841,000
                                                         ===============

Subordinated debt (inclusive of accrued interest)        $    76,482,000
                                                         ===============

UBS Credit Facility

      On July 22, 2004, Quest Cherokee entered into a syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the "UBS Credit Agreement"). The UBS Credit Agreement originally provided for a $120 million six year term loan that was fully funded at closing (the "UBS Term Loan") and a $20 million five year revolving credit facility that could be used to issue letters of credit and fund future working capital needs and general corporate purposes (the "UBS Revolving Loan"). As of June 30, 2005, Quest Cherokee had approximately $12 million of loans and approximately $2 million in letters of credit issued under the UBS Revolving Loan. Letters of credit issued under the UBS Revolving Loan reduce the amount that can be borrowed there under. The UBS Credit Agreement also contains a $15 million "synthetic" letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee's natural gas hedging program. A portion of the proceeds from the UBS Term Loan were used to repay the Bank One credit facilities. After the repayment of the Bank One credit facilities and payment of fees and other obligations related to this transaction, Quest Cherokee had approximately $9 million of cash at closing from the proceeds of the UBS Term Loan and $15 million of availability under the UBS Revolving Loan.

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

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


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

      The UBS Credit Agreement may be repaid at any time without any premium or prepayment penalty. An amount equal to $300,000 (0.25% of the original principal balance of the UBS Term Loan) is required to be repaid each quarter, commencing December 31, 2004. In addition, Quest Cherokee is required to semi-annually apply 50% of Excess Cash Flow (or 25% of Excess Cash Flow, if the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee's proved mineral interest to Total Net Debt is greater than or equal to 2.25:1.0) to repay the UBS Term Loan. "Excess Cash Flow" for any semi-annual period is generally defined as net cash flow from operations for that period less (1) principal payments of the UBS Term Loan made during the period, (2) the lower of actual capital expenditures or budgeted capital expenditures during the period and (3) permitted tax distributions made during the period or that will be paid within six months after the period. "Total Net Debt" is generally defined as funded indebtedness (other than the Subordinated Notes) less up to $10 million of unrestricted cash. For the six month period ended June 30, 2005, the Company did not have any "Excess Cash Flow".

      The UBS Credit Agreement is secured by a lien on substantially all of the consolidated assets of Quest Cherokee (other than the pipeline assets owned by Bluestem) and a pledge of the membership interests in Bluestem and Quest Cherokee Oilfield Service, LLC ("QCOS").

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

     o    the total leverage ratio for any test period may not exceed:

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


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

      In February 2005, Quest Cherokee issued an additional $12 million of 15% junior subordinated promissory notes (the "Additional Notes" and together with the Original Note, the "Subordinated Notes"). The Additional Notes have the same terms and conditions as the Original Note.

      The Subordinated Notes, together with all accrued and unpaid interest, are due on the later of October 22, 2010 and the maturity date of the UBS Term Loan, subject to extension until December 22, 2010.

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)

      In the event that Quest Cherokee is dissolved on or before February 11, 2008 (an "Early Liquidation Event"), the holders of the Subordinated Notes will be entitled to a make-whole payment equal to the difference between the amount they have received on account of principal and interest on the Subordinated Notes and $88.2 million (140% of the funded principal amount of the Subordinated Notes).

      In  the  event  of  an  Early  Liquidation   Event,  the  holders  of  the
Subordinated Notes are entitled to 100% of the net cash flow until they have received the make-whole payment.

      Under the UBS Credit Agreement, payments may be made on the Subordinated Notes only if all of the following conditions have been met:

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

      Under the terms of the amended and restated limited liability company agreement for Quest Cherokee, the net cash flow of Quest Cherokee will be distributed generally 90% to the holders of the Subordinated Notes and 10% to the holders of the Class B units until the Subordinated Notes have been repaid. These percentages may be altered on a temporary basis as a result of certain permitted tax distributions to the holders of the Class B units; however, future distributions will be shifted from the Class B unit holders to the holders of the Subordinated Notes until the total distributions are in line with the above percentages.

      Quest Cherokee has the option to issue to ArcLight Additional Notes in the principal amount of $3 million. In the event this option is exercised:

     o the interest rate on the Subordinated Notes would increase from 15% to 20%;

     o the portion of Quest Cherokee's net cash flow that is required to be used to repay the Subordinated Notes would be further increased from 90% to 95%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, would be further decreased from 10% to 5%, until the Subordinated Notes have been repaid; and

     o after the Subordinated Notes have been repaid and ArcLight as the holder of the Class A units has received a 30% internal rate of return on its total investment in Quest Cherokee (including amounts received on the Subordinated Notes), Quest Cherokee's net cash flow would be distributed 40% to ArcLight (as the holder of the Class A units) and 60% to the Company's subsidiaries (as the holders of the Class B units).

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

      On April 6, 2005, WFEC exercised the Warrant with respect to all 1.6 million shares of common stock for which the Warrant was exercisable. WFEC elected to do a "cashless exercise" of the Warrant such that the purchase price of $0.001 per

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


share for the 1.6 million shares of common stock, or $1,600, was paid by WFEC by reducing the number of shares of common stock issuable to WFEC upon such exercise by a number which, when multiplied by the market price of the Company's common stock on the exercise date ($4.00) equaled the purchase price. As a result of WFEC's "cashless exercise" of the Warrant, the Company issued to WFEC 1,599,600 shares of its common stock.

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

      Quest Cherokee, LLC was named as a defendant in a lawsuit (Case No. 04-CV-156-I) filed by plaintiffs Wilbur A. Schwatken, Trustee of the Wilbur A. Schwatken Revocable Trust, and Vera D. Schwatken, Trustee of the Vera D.
Schwatken Revocable Trust, on November 23, 2004 in the District Court of Montgomery County, Kansas. Plaintiffs allege that an oil and gas lease covering approximately 2,245 net acres executed by plaintiffs on July 18, 2001 has terminated due to no production being established prior to the expiration date of the primary term of the lease. Plaintiff is seeking a judicial declaration of lease termination, damages for costs to restore land and unspecified punitive damages. On March 16, 2005, the court granted Quest Cherokee's motion for summary judgment holding that Quest Cherokee's oil and gas lease is valid and in effect. Plaintiffs have appealed the district court's ruling and that appeal is pending. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to continue to defend against them vigorously.

      Quest Cherokee, LLC was named as a defendant in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying several tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands and has drilled four wells that produce coal bed methane gas on that land. Plaintiff alleges that it owns the coal bed methane gas produced and is entitled to the revenues from those leases .. Plaintiff is seeking quiet title and an equitable accounting on the revenues for the coal bed methane gas produced. The Company contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has asserted third party claims against the persons who entered into the gas leases with Quest Cherokee for breach of the warranty of title contained in their leases in the event that the court finds that plaintiff owns the coal bed methane gas. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane have been filed by Quest and the plaintiff, but have not been decided by the court. Based on information available to date and the Company's investigation into the matter, the Company believes that the plaintiff's claims are without merit and intends to defend against them vigorously.

      Quest Cherokee, LLC, STP Cherokee, Inc. and Bluestem Pipeline, LLC were named as defendants in a lawsuit (Case No. CJ-05-23) filed by plaintiff Davis Operating Company on February 9, 2005 in the District Court of Craig County, Oklahoma. Plaintiff is alleging a breach of contract. Plaintiff is seeking $373,704 as a result of the breach of the contract. The case is in the early stages of discovery. The Company believes that the contract in question expired pursuant to its own terms. Therefore, based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest Resource Corporation, E. Wayne Willhite, and James R. Perkins were named as defendants in a lawsuit (Case No. 04-CV-14) filed by plaintiffs Bill Sweaney and Charles Roye on August 9, 2004 in the district court of Elk County, Kansas. Plaintiffs claim to own a short gas gathering line in Elk County, Kansas. Plaintiffs claim that the Company has used their gas gathering pipeline to transport gas and, as a result, they are owed compensation for that use. Plaintiffs have not quantified the amount of their alleged damages. Discovery in the case is ongoing. Based on information available to date and the Company's

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest Cherokee, G. N. Resources, Inc., Alan B. and Sharon L. Hougardy, Gerald L. and Debra A. Callarman, and Tammy L. and Kenneth Allen were named as defendants in a lawsuit (Case No. 2003-CV-8) filed by plaintiff Union Central Life Insurance Company in the district court of Neosho County, Kansas on January 30, 2003. Plaintiff claims to own one-half of the oil, gas, and minerals underlying three tracts of land in Neosho County, Kansas. Quest Cherokee obtained oil and gas leases from the owners of that land and has drilled and completed four wells on that land. Quest Cherokee and the landowner defendants deny plaintiff's claim of ownership to one-half of the oil and gas. Plaintiff has filed a motion for summary judgment on the issue of its ownership of the one-half mineral interest. That motion has been fully briefed and is pending decision by the Court. Some discovery has been conducted in the case and is ongoing. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest Cherokee was named as a defendant in a Third Party Petition filed by Union Central Life Insurance Company ("Union Central") in a lawsuit (Case No. 05-CV-14) filed by Quest Cherokee in the district court of Neosho County, Kansas. Union Central seeks a declaration that an oil and gas lease executed by plaintiff and owned by Quest Cherokee was forfeited and is void and as a result, that Union Central is entitled to one-half of the oil and gas produced from wells drilled by others on the land covered by that lease. Quest Cherokee denies those third party claims and contends that, during the period of time that the lease executed by Union Central was in effect and owned by Quest Cherokee, Quest Cherokee was entitled to one-half of the working interest share of the production from those wells. Discovery in the matter is ongoing. Based on information available to date and the Company's investigation into this matter, the Company believes that the third party claims are without merit and intends to defend against them vigorously.

      Quest Cherokee and STP Cherokee, Inc. ("STP Cherokee") were named as defendants in a lawsuit (Case No. 05 CV 41 PA) filed by Labette Energy, LLC in the district court of Labette County, Kansas. Plaintiff claims to own a 3.2 mile gas gathering pipeline in Labette County, Kansas, and that the defendants have used that pipeline without plaintiff's consent. Plaintiff also contends that the defendants slandered plaintiff's title to that pipeline. Quest Cherokee has filed a counterclaim seeking to quiet its title to the gas gathering pipeline in question. Discovery in the case is ongoing. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Quest Cherokee was named as a defendant in a lawsuit (Case No. 05 CV 39 C) filed by Endeavor Energy Resources, L.P. in the district court of Montgomery County, Kansas. Plaintiff seeks a declaration that five oil and gas leases owned by Quest Cherokee have expired and are void, and damages arising from Quest's continued ownership and operation of those leases. Quest Cherokee has not answered the Petition and discovery has not yet commenced. Based on information available to date and the Company's investigation into the matter, the Company believes that the claims are without merit and intends to defend against them vigorously.

      Bluestem Pipeline has been named as a respondent in four complaints filed before the Kansas Corporation Commission (the "KCC") and one complaint before the Oklahoma Corporation Commission (the "OCC"). Each of the complaints request that the applicable Commission review and determine whether rates charged by Bluestem Pipeline for gas gathering services on its gas gathering system in Labette, Chautauqua and Montgomery counties in Kansas and Craig County in Oklahoma, as applicable, are just, reasonable, and non-discriminatory. The parties have agreed that the resolution of the complaint pending before the KCC will be governed by the decision of the OCC in the Oklahoma proceedings. The matter pending before the OCC was heard by a hearing examiner, and the hearing examiner has issued his decision. Both parties appealed that decision , and those appeals are pending. Based on information available to date and the Company's investigation into the matters, the Company believes that the claims are without merit and intends to defend against them vigorously.

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

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


abandoned wells. The Company believes that the Kansas Corporation Commission's claims regarding the remaining abandoned wells on these leases are without merit and intends to defend against them vigorously.

      Quest Cherokee has received a Notice of Violation from the Kansas Corporation Commission demanding that Quest Cherokee obtain a permit to operate the Longton Gas Storage area. Failure to obtain that permit could result in a fine of $1,000. Quest Cherokee is working with the KCC to obtain a permit. The Company believes that it will be successful in obtaining the required permit for that facility and that no fine will be imposed by the Kansas Corporation Commission.

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

5.   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas Hedging Activities

      The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the six months ended June 30, 2005, fixed-price contracts hedged 92.0% of the Company's natural gas production. As of June 30, 2005, fixed-price contracts are in place to hedge
18.3 Bcf of estimated future natural gas production. Of this total volume, 4.3 Bcf are hedged for 2005 and 14.0 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 1) for the seven-month transition period ended December 31, 2004 for a more detailed discussion of the fixed-price contracts.

      The Company's fixed price contracts are tied to commodity prices on the New York Mercantile Exchange ("NYMEX"), that is, the Company receives the fixed price amount stated in the contract and pays to its counterparty the current market price for natural gas as listed on the NYMEX. However, due to the geographic location of the Company's natural gas assets and the cost of transporting the natural gas to another market, the amount that the Company receives when it actually sells its natural gas is based on the Southern Star first of month index. The difference between natural gas prices on the NYMEX and on the Southern Star first of month index is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of month index. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its natural gas that is significantly below the price stated in the fixed price contract.

      The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of June 30, 2005.

                 QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


                                     Six Months
                                       Ending
                                    December 31,                                Years Ending December 31,
                                                       -----------------------------------------------------------------------------
                                        2005              2006              2007               2008                   Total
                                        ----              ----              ----               ----                   -----
                                                  (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)               2,881,000          5,614,000            -                   -                8,495,000
Weighted-avg fixed
   price per MMBtu (1)          $       4.64      $        4.49             -                   -            $       4.54
Fixed-price sales               $      13,376     $       25,203            -                   -            $      38,579
Fair value, net                 $      (7,889)    $      (18,957)           -                   -            $     (26,846)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                            1,412,000          1,825,000           3,650,000          2,928,000          9,815,000
   Ceiling                          1,412,000          1,825,000           3,650,000          2,928,000          9,815,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                        $       5.26      $        5.30     $          4.83     $         4.50       $       4.88
   Ceiling                      $       6.31      $        6.35     $          5.83     $         5.52       $       5.90
Fixed-price sales (2)           $       8,910     $       11,589    $         21,279    $        16,163      $      57,941
Fair value, net                 $      (1,205)    $       (3,073)   $         (6,546)   $        (4,764)     $     (15,588)

Total Natural Gas Contracts:
Contract vols (MMBtu)               4,293,000          7,439,000           3,650,000          2,928,000         18,310,000
Weighted-avg fixed
   price per MMBtu (1)          $       5.19      $        4.95     $          5.83     $         5.52       $       5.27
Fixed-price sales (2)           $      22,286     $       36,792    $         21,279    $        16,163      $      96,520
Fair value, net                 $      (9,094)    $      (22,030)   $         (6,546)   $        (4,764)     $     (42,434)


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

      All fixed-price contracts have been executed in connection with the Company's natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended June 30, 2005 and 2004, oil and gas sales included $3.2 million and $770,000, respectively, of losses associated with realized losses under fixed-price contracts. For the six months ended June 30, 2005 and 2004, oil and gas sales included $5.4 million and $1.5 million, respectively, of losses associated with realized losses under fixed-price contracts.

      For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended June 30, 2005 and 2004, other revenue and expense included $0 and $527,000, respectively, of losses associated with realized losses under fixed-price contracts. For the six months ended June 30, 2005 and 2004, other revenue and expense included $0 and $527,000, respectively, of losses associated with realized losses under fixed-price contracts.

      For fixed-price contracts qualifying as cash flow hedges, changes in fair value for volumes not yet settled are shown as adjustments to other comprehensive income. For those contracts not qualifying as cash flow hedges, changes in fair value for

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


volumes not yet settled are recognized in change in derivative fair value in the statement of operations. The fair value of all fixed-price contracts are recorded as assets or liabilities in the balance sheet.

      Based upon market prices at June 30, 2005, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $20.6 million.

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

      For interest rate swaps and caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate swaps and caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company's interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate swaps and caps are recorded as assets or liabilities in the balance sheet. Based upon market prices at June 30, 2005, the estimated amount of unrealized gains for interest rate swaps and caps shown as adjustments to change in derivative fair value in the statement of operations that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $417,000.

      At June 30, 2005, the Company had outstanding the following interest rate swaps and caps:

                                                                                             Fair Value as
                                                 Notional      Fixed Rate     Floating       of June 30,
Instrument Type                 Term            Amount (1)     /Cap Rate        Rate         2005
----------------------------------------------------------------------------------------------------------
                                                $58,250,000                     3-month
Interest Rate Swap    March 2005 - March 2006   $53,875,000     2.795%          LIBOR        $   393,000
                                                $98,705,000                     3-month
Interest Rate Cap     March 2006 - Sept. 2007   $70,174,600     5.000%          LIBOR        $   128,000

(1)     Represents  the  maximum  and minimum  notional  amounts  that are hedged during the period.


Change in Derivative Fair Value

      Change in derivative fair value in the statements of operations for the three months and six months ended June 30, 2005 and 2004 is comprised of the following:

                                                                    Three Months Ended              Six Months Ended
                                                                        June 30,                      June 30,
                                                                --------------------------------------------------------
                                                                    2005        2004             2005          2004
                                                                --------------------------------------------------------
   Change in fair value of derivatives not qualifying as
      cash flow hedges                                          $ 355,000   $  256,000       $ (183,000)   $ (4,926,000)
   Amortization  of derivative fair value gains and
      losses recognized in earnings prior to actual cash
      settlements                                                 (38,000)   1,621,000          148,000         973,000
   Ineffective portion of derivatives qualifying as cash
      flow hedges                                                 557,000   (1,084,000)       1,353,000      (1,167,000)
                                                                --------------------------------------------------------
                                                                $ 874,000   $  793,000       $1,318,000    $ (5,120,000)
                                                                ========================================================

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

Fair Value of Financial Instruments

      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of June 30, 2005 and December 31, 2004 and the methods and assumptions used to estimate their fair value:

                                                             December 31,
                                        June 30, 2005           2004
                                        -------------      ------------
Derivative assets:
   Interest rate swaps and caps       $     521,000       $      523,000
Derivative liabilities:
   Fixed-price natural gas collars    $ (15,588,000)      $   (4,802,000)
   Fixed-price natural gas swaps      $ (26,846,000)      $  (17,675,000)
Bank debt                             $(136,100,000)      $ (134,700,000)
Other financing agreements            $  (1,690,000)      $   (1,763,000)
Subordinated debt (inclusive of       $ (76,482,000)      $  (59,325,000)
               accrued interest)

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

      The fair value of all derivative instruments as of June 30, 2005 and December 31, 2004 was based upon estimates determined by our counter-parties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

      Derivative assets and liabilities reflected as current in the June 30, 2005 balance sheet represent the estimated fair value of fixed-price contract and interest rate swap and cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

6.    EARNINGS PER SHARE

      SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

     o For the three and six months ended June 30, 2005 and 2004, dilutive shares do not include the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 40,000 common shares) because the effects were antidilutive.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


     o For the three and six months ended June 30, 2005 and 2004, dilutive shares do not include the assumed conversion of convertible debt (convertible into 4,000, 4,000, 8,000 and 8,000 shares, respectively) because the effects were antidilutive.
     o For the six months ended June 30, 2004, dilutive shares do not include outstanding warrants to purchase 1,600,000 shares of common stock at an exercise price of $.001 because the effects were antidilutive.

     The following reconciles the components of the EPS computation:

                                                              Income          Shares          Per Share
                                                            (Numerator)     (Denominator)      Amount

For the three months ended June 30, 2005:
   Net loss                                               $ (1,907,000)
   Preferred stock dividends                                    (3,000)
                                                           ------------
   Basic EPS loss available to common shareholders        $ (1,910,000)      15,848,881      $  (0.12)
   Effect of dilutive securities:                                                             --------
      None                                                          --              --
                                                           ------------      ----------

   Diluted EPS loss available to common shareholders      $ (1,910,000)      15,848,881      $  (0.12)
                                                           ============      ==========       ========

For the three months ended June 30, 2004:
   Net income                                             $    683,000
   Preferred stock dividends                                    (3,000)
                                                           ------------
   Basic EPS earnings available to common shareholders    $    680,000       14,082,566      $   0.05
   Effect of dilutive securities:                                                             -------
      Warrant issued to Wells Fargo                                 --        1,599,597
                                                           ------------      ----------

   Diluted EPS earnings available to common shareholders  $    680,000       15,682,163      $   0.04
                                                           ============      ==========       ========

For the six months ended June 30, 2005:
   Net loss                                               $ (3,005,000)
   Preferred stock dividends                                    (5,000)
                                                           ------------
   Basic EPS loss available to common shareholders        $ (3,010,000)      15,053,705      $  (0.20)
   Effect of dilutive securities:                                                             --------
      None                                                          --               --
                                                           ------------      ----------
   Diluted EPS loss available to common shareholders      $ (3,010,000)      15,053,705      $  (0.20)
                                                           ============      ==========       ========
For the six months ended June 30, 2004:
   Net loss                                               $ (4,963,000)
   Preferred stock dividends                                    (5,000)
                                                            -----------
   Basic EPS loss available to common shareholders        $ (4,968,000)      14,051,936      $  (0.35)
   Effect of dilutive securities:                                                             --------
      None                                                           --             --
                                                           ------------      ----------

   Diluted EPS loss available to common shareholders      $ (4,968,000)      14,051,936      $  (0.35)
                                                           ============      ==========       ========

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


     The following table provides a roll forward of the asset retirement obligations for the three months and six months ended June 30, 2005 and 2004:

                                             Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                         ----------------------------------------------------
                                              2005          2004         2005          2004
                                         ----------------------------------------------------

Asset retirement obligation beginning    $  938,000    $  688,000    $  871,000    $  631,000
     balance
Liabilities incurred                         57,000        55,000       113,000       110,000
Liabilities settled                          (1,000)       (1,000)       (3,000)       (3,000)
Accretion expense                            17,000        (3,000)       30,000         1,000
Revisions in estimated cash flows                --            --            --            --
                                         -----------------------------------------------------

Asset retirement obligation              $1,011,000     $ 739,000   $ 1,011,000    $  739,000
     ending balance                      =====================================================

8.   SUBSEQUENT EVENTS

     Between July 20, 2005 and August 10, 2005, Quest Resource Corporation (the "Company") sold one million shares of its restricted common stock, par value $0.001 per share, to individual investors in exchange for $2 million cash. The sale of restricted common stock concludes the Company's goal of selling a total of 1,000,000 shares of restricted common stock.

     Following the issuance of the one million shares of restricted common stock in the private offering described above, the Company loaned the $2 million in proceeds from the sales to its subsidiary, Quest Cherokee, LLC ("Quest Cherokee"). Quest Cherokee's obligation to repay the Company the $2 million is represented by a promissory note (the "Quest Note") that provides for interest to accrue on the unpaid principal amount of the promissory note at a rate of 15% per annum. The Quest Note's maturity date is October 10, 2010.

     On August 8, 2005, Quest Cherokee also received a $3,000,000 loan from Cherokee Energy Partners LLC ("Cherokee Energy Partners"). Quest Cherokee's obligation to repay the $3,000,000 is represented by a promissory note (the "Cherokee Note") that provides for interest to accrue on the unpaid principal at a rate of 15% per annum. The Cherokee Note's maturity date is October 22, 2010.

     Additionally, on August 8, 2005, the Company and Cherokee Energy Partners entered into an Intercreditor Agreement. Under the agreement, the Company and Cherokee Energy Partners will share pro-rata any amount that Quest Cherokee pays on either the Quest Note or the Cherokee Note, with the Company receiving 40% of any payments and Cherokee Energy Partners receiving 60% of any payments.

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

Significant Developments During The Three Months Ended June 30, 2005

      The Company has been completing the connection of wells that were previously drilled. During the three months ended June 30, 2005, the Company completed the connection of 53 gross wells and as of that date had 10 additional gas wells (gross) that it was in the process of completing and connecting to its gas gathering pipeline system. The Company has also been focused on re-completions of existing wells (that is, opening up production of additional gas from different depths), which management anticipates will in the long term increase overall natural gas production. However, the re-completion program may in the short term negatively affect natural gas production as natural gas wells are taken off line for the re-completions and then undergo a period of "dewatering" after they are re-connected. During the second quarter, the Company completed 42 re-completions that has increased the production from these wells by 33% during the second quarter and the Company anticipates additional volumes from these wells after dewatering of the newly opened producing zones is completed. The Company is also evaluating the operation of its natural gas gathering system to determine whether changes in compression or other alterations in the operation of the pipeline system might improve production.

      Due to restrictions in Quest Cherokee's credit agreement, the Company is unable to drill any additional wells until gross daily production is at least 43 mmcfe/d for 20 of the last 30 days prior to the date of drilling, after which time the Company may drill up to 150 new wells prior to December 31, 2005 as long as the ending inventory of wells-in-progress as of the end of any month does not exceed 250. As of August 10, 2005, the Company's average gross daily production for the 20 highest days out of the last 30 days was 37.4 mmcfe/d. At this time the Company is not able to predict when its production will increase sufficiently to allow it to recommence drilling operations.

Results of Operations

      The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual reports on Form 10-KSB, as amended, for the transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004. Comparisons made between reporting periods herein are for the three and six month periods ended June 30, 2005 as compared to the same periods in 2004.

Three  Months  Ended June 30, 2005  Compared to Three  Months Ended June
30, 2004

      Total revenues of $13.0 million for the quarter ended June 30, 2005 represents an increase of 15% when compared to total revenues of $11.3 million for the quarter ended June 30, 2004. This increase was achieved by a combination of the addition of more producing wells and higher natural gas prices, which was partially offset by the natural decline in production from some of the Company's older gas wells.

      The increase in oil and gas sales from $11.1 million for the quarter ended June 30, 2004 to $12.1 million for the quarter ended June 30, 2005 and the increase in gas pipeline revenue from $795,000 to $901,000 resulted from the additional wells and pipelines acquired or completed during the past 12 months and higher natural gas prices, which was partially offset by the natural decline in production from some of the Company's older gas wells. The additional wells acquired or completed contributed to the production of 2,393,000 mcf of net gas for the quarter ended June 30, 2005, as compared to 2,181,000 net mcf produced in the prior quarter. The Company's product prices on an equivalent basis (mcfe) increased from $5.43 mcfe average for the quarter ended June 30, 2004 to $6.39 mcfe average for the quarter ended June 30, 2005. For the quarter ended June 30, 2005, the net product price, after accounting for hedge settlements of $3.2 million during the quarter, averaged $5.06 mcfe. For the quarter ended June 30, 2004, the net product price, after accounting for hedging settlement of $770,000 during the quarter, averaged $5.08 mcfe.

      Other expense for the three months ended June 30, 2004 was $526,000 as compared to other income of $2,000 for the three-month period ended June 30, 2005. Other expense for the three months ended June 30, 2004 was the result of a reclassification from gas sales of cash settlements for contracts that did not qualify as cash flow hedges for the quarter.

      The operating costs increased to $3.0 million for the quarter ended June 30, 2005 as compared to the operating costs of $2.4 million incurred for the quarter ended June 30, 2004. Lease operating costs per mcf for the quarter ended June 30, 2005 were the same at $.81 per mcf as compared to $.81 per mcf for the quarter ended June 30, 2004. Pipeline operating costs increased by 43% from $1.4 million for the quarter June 30, 2004 to $2.0 million for the quarter ended June 30, 2005. The cost increases incurred for pipeline operations are due to the number of wells acquired, completed and operated during the quarter and the increased miles of pipeline in service. For the quarter ended June 30, 2005, depreciation, depletion and amortization increased to $3.9 million as compared to $3.3 million for the quarter ended June 30, 2004. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells and miles of pipelines acquired and developed and the higher volumes of gas and oil produced.

      General and administrative expenses increased to $1.0 million for the quarter ended June 30, 2005 compared to $854,000 for the same period in the prior year, due to increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company's internal controls and financial reporting.

      Interest expense increased to $5.9 million for the quarter ended June 30, 2005 from $3.6 million for the quarter ended June 30, 2004, due to the increase in the Company's outstanding borrowings related to equipment, development and leasehold expenditures and higher average interest rates.

      Change in derivative fair value was a non-cash gain of $874,000 for the three months ended June 30, 2005, which included a $355,000 gain attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, a $38,000 net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $557,000 relating to hedge ineffectiveness. Change in derivative fair value was a non-cash gain of $793,000 for the three months ended June 30, 2004, which included a $256,000 gain attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, a $1.6 million net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of
 $1.1 million relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

      The Company recorded a net loss of $1.9 million for the quarter ended June 30, 2005 as compared to net income of $683,000 million for the quarter ended June 30, 2004, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above.

Six Months  Ended June 30, 2005  Compared  to Six Months  Ended June 30, 2004

      Total revenues of $25.1 million for the six months ended June 30, 2005 represents an increase of 9% when compared to total revenues of $22.9 million for the six months ended June 30, 2004. This increase was achieved by a combination of the addition of more producing wells and higher natural gas prices, which was partially offset by the natural decline in production from some of the Company's older gas wells.

      The increase in oil and gas sales from $21.9 million for the six months ended June 30, 2004 to $23.4 million for the six months ended June 30, 2005 and the increase in gas pipeline revenue from $1.6 million to $1.7 million resulted from the additional wells and pipelines acquired or completed during the past 12 months and higher natural gas prices, which was partially offset by the natural decline in production from some of the Company's older gas wells. The additional wells acquired or completed contributed to the production of 4,574,000 mcf of net gas for the six months ended June 30, 2005, as compared to 4,331,000 net mcf produced for the six months ended June 30, 2004. The Company's product prices on an equivalent basis (mcfe) increased from $5.39 mcfe average for the six months ended June 30, 2004 to $6.29 mcfe average for the six months ended June 30, 2005. For the six months ended June 30, 2005, the net product price, after accounting for hedge settlements of $5.4 million during the six months, averaged $5.11 mcfe. For the six months ended June 30, 2004, the net product price, after accounting for hedging settlement of $1.5 million during the six months, averaged $5.05 mcfe.

      Other expense for the six months ended June 30, 2004 was $520,000 as compared to other expense of $19,000 for the six month period ended June 30, 2005. Other expense for the six months ended June 30, 2004 was the result of a reclassification from gas sales of cash settlements for contracts that did not qualify as cash flow hedges in the second quarter of 2004.

      The operating costs increased to $5.3 million for the six months ended June 30, 2005 as compared to the operating costs of $4.8 million incurred for the six months ended June 30, 2004. Lease operating costs per mcf for the six months ended June 30, 2005 were $.78 per mcf as compared to $.86 per mcf for the six months ended June 30, 2004, representing a 9% decrease. Pipeline operating costs increased by 45% from $2.6 million for the six months June 30, 2004 to $3.8 million for the six months ended June 30, 2005. The decrease in lease operating cost per mcf is due primarily to a decrease in the amount of time spent servicing the wells from gains in operational efficiency. The cost increases incurred for pipeline operations are due to the number of wells acquired, completed and operated during the six months and the increased miles of pipeline in service. For the six months ended June 30, 2005, depreciation, depletion and amortization increased to $7.2 million as compared to $6.6 million for the six months ended June 30, 2004. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells and miles of pipelines acquired and developed and the higher volumes of gas and oil produced.

      General and administrative expenses increased to $2.0 million for the six months ended June 30, 2005 compared to $1.8 million for the same period in the prior year, due to increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company's internal controls and financial reporting.

      Interest expense increased to $11.1 million for the six months ended June 30, 2005 from $6.9 million for the six months ended June 30, 2004, due to the increase in the Company's outstanding borrowings related to equipment, development and leasehold expenditures and higher average interest rates.

      Change in derivative fair value was a non-cash gain of $1.3 million for the six months ended June 30, 2005, which included a $183,000 loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, a $148,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $1.4 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash loss of $5.1 million for the six months ended June 30, 2004, which included a $4.9 million loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, a $973,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $1.2 million relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

      The Company recorded a net loss of $3.0 million for the six months ended June 30, 2005 as compared to a net loss of $5.0 million for the six months ended June 30, 2004, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above.

Liquidity and Capital Resources

      At June 30, 2005, the Company had current assets of $6.3 million, a working capital deficit (current assets minus current liabilities, excluding the short-term derivative assets and liabilities) of $9.3 million and had $5.5 million of net cash provided by operations during the six months ended June 30, 2005. The working capital deficit (including the short-term derivative assets and liabilities) totals $29.4 million.

      During the six months ended June 30, 2005 a total of approximately $21.3 million was invested in new natural gas wells and properties, new pipeline facilities, and other additional capital items. This investment was funded by an increase of approximately $12 million of additional notes issued to ArcLight, $2 million of additional borrowings under the term loans from the UBS Credit Agreement and cash flow from operations. The Company used an additional $3 million of borrowings under the term loans from the UBS Credit Agreement to reduce the outstanding balance under its revolving credit facility.

      Net cash provided by operating activities totaled $5.5 million for the six months ended June 30, 2005 as compared to $13.2 million of net cash provided from operating activities for the six months ended June 30, 2004 due primarily to the Company's increased amount of debt and overall higher interest rates, the expanded operations of the Company as discussed above and the delay between the time a well is drilled and the Company begins receiving payments for production from the well.

      The Company's working capital deficit (current assets minus current liabilities, excluding the short-term derivative asset and liability of $417,000 and $20.6 million, respectively) was $9.3 million at June 30, 2005, compared to a working capital deficit (excluding the short-term derivative asset and liability of $202,000 and $9.5 million, respectively) of $9.5 million at December 31, 2004. The change in the working capital deficit is due to the reduction of accounts payable, oil and gas payable and accrued expenses that were funded with the proceeds of additional term loan borrowings and additional subordinated notes issued in February 2005 (See - "UBS Credit Facility" and "ArcLight Transaction").

     Subsequent to the quarter end, between July 20, 2005 and August 10, 2005, the Company sold one million shares of its restricted common stock, par value $0.001 per share, to individual investors in exchange for $2 million cash. The sale of restricted common stock concludes the Company's goal of selling a total of 1,000,000 shares of restricted common stock. Following the issuance of the one million shares of restricted common stock in the private offering described above, the Company loaned the $2 million in proceeds from the sales to its subsidiary, Quest Cherokee.

     Quest Cherokee's obligation to repay the Company the $2 million is represented by a promissory note (the "Quest Note") that provides for interest to accrue on the unpaid principal amount of the promissory note at a rate of 15% per annum. The maturity date of the Quest Note is October 22, 2010. On August 8, 2005, Quest Cherokee also received a $3,000,000 loan from Cherokee Energy Partners LLC ("Cherokee Energy Partners"). Quest Cherokee's obligation to repay the $3,000,000 is represented by a promissory note (the "Cherokee Note") that provides for interest to accrue on the unpaid principal at a rate of 15% per annum. The Cherokee Note's maturity date is October 22, 2010.

      Additionally, on August 8, 2005, the Company and Cherokee Energy Partners entered into an Intercreditor Agreement. Under the agreement, the Company and Cherokee Energy Partners will share pro-rata any amount that Quest Cherokee pays on either the Quest Note or the Cherokee Note, with the Company receiving 40% of any payments and Cherokee Energy Partners receiving 60% of any payments.

     The Company's ability to recommence drilling operations is currently limited by the covenants contained in the UBS Credit Agreement which require the Company to achieve gross daily production of at least 43 mmcfe/d for 20 of the last 30 days prior to the date of drilling. The Company's average gross daily production for the six months ended June 30, 2005 was approximately 34 mmcfe/d and as of this filing was approximately 37.5 mmcfe/d. At this time, the Company is unable to predict when it will be able to recommence drilling operations. The Company is currently focused on re-completions for the remainder of calendar year 2005 using the resources generated by its operations in order to increase its daily production (subject to compliance with the limitations contained in the UBS Credit Agreement - See "UBS Credit Facility" below). However, no assurances can be given that such sources will be sufficient to fund the proposed capital expenditures for the remainder of calendar year 2005 or that those efforts will be sufficient to enable the Company to re-commence drilling operations. Additionally, the Company is currently reviewing other financing arrangements that may enable the Company to re-commence drilling operations without having to achieve the level of production required in the UBS Credit Agreement. The Company is also exploring strategic alternatives (including the potential merger or sale of the Company) that may maximize shareholder value. However, no assurance can be given that the Company will be successful in obtaining such alternative financing or entering into a strategic alternative on terms favorable to the Company.

UBS Credit Facility

      On July 22, 2004, Quest Cherokee entered into a syndicated credit facility arranged and syndicated by UBS Securities LLC, with UBS AG, Stamford Branch as administrative agent (the "UBS Credit Agreement"). The UBS Credit Agreement originally provided for a $120 million six year term loan that was fully funded at closing (the "UBS Term Loan") and a $20 million five year revolving credit facility that could be used to issue letters of credit and fund future working capital needs and general corporate purposes (the "UBS Revolving Loan"). As of June 30, 2005, Quest Cherokee had approximately $12 million of loans and approximately $2 million in letters of credit issued under the UBS Revolving Loan. Letters of credit issued under the UBS Revolving Loan reduce the amount that can be borrowed there under. The UBS Credit Agreement also contains a $15 million "synthetic" letter of credit facility that matures in December 2008, which provides credit support for Quest Cherokee's natural gas hedging program. A portion of the proceeds from the UBS Term Loan were used to repay the Bank One credit facilities. After the repayment of the Bank One credit facilities and payment of fees and other obligations related to this transaction, Quest Cherokee had approximately $9 million of cash at closing from the proceeds of the UBS Term Loan and $15 million of availability under the UBS Revolving Loan.

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

      The UBS Credit Agreement may be repaid at any time without any premium or prepayment penalty. An amount equal to $300,000 (0.25% of the original principal balance of the UBS Term Loan) is required to be repaid each quarter, commencing December 31, 2004. In addition, Quest Cherokee is required to semi-annually apply 50% of Excess Cash Flow (or 25% of Excess Cash Flow, if the ratio of the present value (discounted at 10%) of the future cash flows from Quest Cherokee's proved mineral interest to Total Net Debt is greater than or equal to 2.25:1.0) to repay the UBS Term Loan. "Excess Cash Flow" for any semi-annual period is generally defined as net cash flow from operations for that period less (1) principal payments of the UBS Term Loan made during the period, (2) the lower of actual capital expenditures or budgeted capital expenditures during the period and (3) permitted tax distributions made during the period or that will be paid within six months after the period. "Total Net Debt" is generally defined as funded indebtedness (other than the Subordinated Notes) less up to $10 million of unrestricted cash. For the six month period ended June 30, 2005, the Company did not have any "Excess Cash Flow".

      The UBS Credit Agreement is secured by a lien on the substantially all of the consolidated assets of Quest Cherokee (other than the pipeline assets owned by Bluestem) and a pledge of the membership interests in Bluestem and Quest Cherokee Oilfield Service, LLC ("QCOS").

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

     o the Company cannot drill any new wells until not less than 200 wells have been connected to the Company's gathering system since January 1, 2005 and gross daily production is at least 43 mmcfe/d for 20 of the last 30 days prior to the date of drilling, after which time the Company may drill up to 150 new wells prior to December 31, 2005 as long as the ending inventory of wells-in-progress as of the end of any month does not exceed 250 (as of August 10 , 2005, the Company had connected 207 wells since January 1, 2005 and its average gross daily production for the 20 highest days out of the last 30 days was 37.5 mmcfe/d;

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

      In February 2005, Quest Cherokee issued an additional $12 million of 15% junior subordinated promissory notes (the "Additional Notes" and together with the Original Note, the "Subordinated Notes") to ArcLight. The Subordinated Notes bear interest at 15% per annum and are subordinate and junior in right of payment to the prior payment in full of superior debts. Interest is payable quarterly in arrears; provided, however, that if Quest Cherokee is not permitted to pay cash interest on the Subordinated Notes under the terms of its senior debt facilities, then interest will be paid in the form of additional subordinated notes. The Quest Cherokee is currently paying the interest on the Subordinated Notes by issuing additional subordinated notes and the Company is not able at this time to predict when it may begin paying interest on the Subordinated Notes in cash.

      The Subordinated Notes, together with all accrued and unpaid interest, are due on the later of October 22, 2010 and the maturity date of the UBS Term Loan, subject to extension until December 22, 2010.

      In the event that Quest Cherokee is dissolved on or before February 11, 2008 (an "Early Liquidation Event"), the holders of the Subordinated Notes will be entitled to a make-whole payment equal to the difference between the amount they have received on account of principal and interest on the Subordinated Notes and $88.2 million (140% of the funded principal amount of the Subordinated Notes).

      In  the  event  of  an  Early  Liquidation   Event,  the  holders  of  the
Subordinated Notes are entitled to 100% of the net cash flow until they have received the make-whole payment.

      Under the UBS Credit Agreement, payments may be made on the Subordinated Notes and distributions may be made to the members of Quest Cherokee only if all of the following conditions have been met:

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

      Under the terms of the amended and restated limited liability company agreement for Quest Cherokee, the net cash flow of Quest Cherokee will be distributed generally 90% to the holders of the Subordinated Notes and 10% to the holders of the Class B units until the Subordinated Notes have been repaid. Thereafter, the net cash flow of Quest Cherokee will be distributed generally 60% to the holders of the Class A units and 40% to the holders of the Class B units, until the holders of the Subordinated Notes and the Class A units have received a combined internal rate of return of 30% on their cash invested.
Thereafter, the net cash flow of Quest Cherokee will be distributed generally 35% to the holders of the Class A units and 65% to the holders of the Class B units. At this time, the Company is unable to predict when it may begin making payments of principal on the Subordinated Notes or when the holders of the Subordinated Notes and Class A units will have received distributions from Quest Cherokee equal to a combined 30% internal rate of return on their cash invested.

      These percentages may be altered on a temporary basis as a result of certain permitted tax distributions to the holders of the Class B units; however, future distributions will be shifted from the Class B unit holders to the Subordinated Notes and/or the Class A unit holders until the total distributions are in line with the above percentages.

      Quest Cherokee has the option to issue to ArcLight additional Subordinated Notes in the principal amount of $3 million. If this option is exercised:

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

Management Agreement Between QES and Quest Cherokee

      As part of the restructuring, QES entered into an operating and management agreement with Quest Cherokee to manage the day to day operations of Quest Cherokee in exchange for a monthly manager's fee of $292,000 plus the reimbursement of costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges. Initially, the Company consolidated all of its employees into QES. In September 2004, QCOS was formed to acquire the stimulation assets from Consolidated. At that time, the Company's vehicles and equipment were transferred to QCOS and the costs associated with field employees, first level supervisors, exploration, development and operation of the Company's properties and certain other direct charges are now paid directly by QCOS while QES continues to employ all of the Company's non-field employees (other than first level supervisors). Effective April 30, 2005, the manager's fee was increased to $350,000 per month. Until Quest Cherokee begins making distributions to its members, the Company's only source of cash flow to pay for its general and administrative expenses will be the management fee paid by Quest Cherokee. At this time, management is unable to predict when Quest Cherokee will begin making distributions to its members.

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

Contractual Obligations

      Future payments due on the Company's contractual obligations as of June 30, 2005 are as follows:

                                  Total              2005           2006-2007         2008-2009          thereafter
                             ----------------    --------------    -------------    ---------------    ----------------
Term B Note                    $ 124,100,000       $ 1,200,000       $ 2,400,000        $ 2,400,000      $ 118,100,000
Revolving Line of Credit          12,000,000                --                --         12,000,000                 --
Notes payable                      1,690,000           749,000           779,000             70,000             92,000
Convertible debentures                50,000            50,000                --                 --                 --
Subordinated debt (1)             76,482,000                --                --                 --         76,482,000
                             ----------------    --------------    -------------    ---------------    ---------------
Total                          $ 214,322,000       $ 1,999,000       $ 3,179,000       $ 14,470,000      $ 194,674,000
                             ================    ==============    =============    ===============    ===============


(1) If interest on the subordinated notes is not paid in cash, it will be added to the principle balance of the subordinated notes and if no payments are made on the subordinated notes, the principle amount would be $196.1 million in 2010. At this time management is unable to predict when Quest Cherokee will be able to begin making cash payments with respect to the subordinated notes.

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

Off-Balance Sheet Arrangements

      At June 30, 2005 and December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Hedging Activities. The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the six months ended June 30, 2005, fixed-price contracts hedged 92.0% of the Company's natural gas production. As of June 30, 2005, fixed-price contracts are in place to hedge 18.3 Bcf of estimated future natural gas production. Of this total volume, 4.3 Bcf are hedged for 2005 and 14.0 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 1) for the seven-month transition period ended December 31, 2004 for a more detailed discussion of the fixed-price contracts.

      The Company's fixed price contracts are tied to commodity prices on the New York Mercantile Exchange ("NYMEX"), that is, the Company receives the fixed price amount stated in the contract and pays to its counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of the Company's natural gas assets and the cost of transporting the natural gas to another market, the amount that the Company receives when it actually sells its natural gas is based on the Southern Star first of month index. The difference between natural gas prices on the NYMEX and on the Southern Star first of month index is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of month index. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its natural gas that is significantly below the price stated in the fixed price contract.

      The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of June 30, 2005.


                                   Six Months
                                     Ending                       Years Ending December 31,
                                   December 31, -------------------------------------------------------------------
                                      2005              2006             2007             2008             Total
                                      ----              ----             ----             ----             -----
                                                (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)                2,881,000         5,614,000           -               -              8,495,000
Weighted-avg fixed
   price per MMBtu (1)          $        4.64     $        4.49            -               -          $       4.54
Fixed-price sales               $       13,376    $       25,203           -               -          $      38,579
Fair value, net                 $       (7,889)   $      (18,957)          -               -          $     (26,846)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                             1,412,000         1,825,000        3,650,000        2,928,000        9,815,000
   Ceiling                           1,412,000         1,825,000        3,650,000        2,928,000        9,815,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                        $        5.26     $        5.30     $       4.83     $       4.50     $       4.88
   Ceiling                      $        6.31     $        6.35     $       5.83     $       5.52     $       5.90
Fixed-price sales (2)           $        8,910    $       11,589    $      21,279    $      16,163    $      57,941
Fair value, net                 $       (1,205)   $       (3,073)   $      (6,546)   $      (4,764)   $     (15,588)

Total Natural Gas Contracts:
Contract vols (MMBtu)                4,293,000         7,439,000        3,650,000        2,928,000       18,310,000
Weighted-avg fixed
   price per MMBtu (1)          $        5.19     $        4.95     $       5.83     $       5.52     $       5.27
Fixed-price sales (2)           $       22,286    $       36,792    $      21,279    $      16,163    $      96,520
Fair value, net                 $       (9,094)   $      (22,030)   $      (6,546)   $      (4,764)   $     (42,434)

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

      All fixed-price contracts have been executed in connection with the Company's natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended June 30, 2005 and 2004, oil and gas sales included $3.2 million and $770,000, respectively, of losses associated with realized losses under fixed-price contracts. For the six months ended June 30, 2005 and 2004, oil and gas sales included $5.4 million and $1.5 million, respectively, of losses associated with realized losses under fixed-price contracts.

      For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended June 30, 2005 and 2004, other revenue and expense included $0 and $527,000, respectively, of losses associated with realized losses under fixed-price contracts. For the six months ended June 30, 2005 and 2004, other revenue and expense included $0 and $527,000, respectively, of losses associated with realized losses under fixed-price contracts.

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

      Based upon market prices at June 30, 2005, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $20.6 million.

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

      For interest rate swaps and caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate swaps and caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company's interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate swaps and caps are recorded as assets or liabilities in the balance sheet. Based upon market prices at June 30, 2005, the estimated amount of unrealized gains for interest rate swaps and caps shown as adjustments to change in derivative fair value in the statement of operations that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $417,000.

      At June 30, 2005, the Company had outstanding the following interest rate swaps and caps:

                                                                                                    Fair Value as
                                                      Notional       Fixed Rate      Floating        of June 30,
 Instrument Type                 Term                 Amount (1)     / Cap Rate        Rate             2005
-------------------------------------------------------------------------------------------------------------------
                                                      $58,250,000                      3-month
 Interest Rate Swap      March 2005 - March 2006      $53,875,000        2.795%        LIBOR          $  393,000
                                                      $98,705,000                      3-month
 Interest Rate Cap       March 2006 - Sept. 2007      $70,174,600        5.000%        LIBOR          $  128,000

(1) Represents the maximum and minimum notional amounts that are hedged during the period.

Change in Derivative Fair Value

      Change in derivative fair value in the statements of operations for the three months and six months ended June 30, 2005 and 2004 is comprised of the following:

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                              -----------------------------------------------------
                                                                   2005         2004           2005             2004
                                                              ----------------------------------------------------------
    Change in fair value of derivatives not qualifying as
         cash flow hedges                                     $  355,000    $  256,000    $  (183,000)     $ (4,926,000)
    Amortization of derivative fair value gains and
         losses recognized in earnings prior to actual cash
         settlements                                             (38,000)    1,621,000        148,000           973,000
    Ineffective portion of derivatives qualifying as cash
         flow hedges                                             557,000    (1,084,000)     1,353,000        (1,167,000)
                                                              ----------------------------------------------------------

                                                              $  874,000    $  793,000    $ 1,318,000      $ (5,120,000)
                                                              ==========================================================

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

Fair Value of Financial Instruments

      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of June 30, 2005 and December 31, 2004 and the methods and assumptions used to estimate their fair value:

                                                                   December 31,
                                                   June 30, 2005       2004
                                                  --------------- -------------
Derivative assets:
   Interest rate swaps and caps                   $     521,000  $     523,000
Derivative liabilities:
   Fixed-price natural gas collars                $ (15,588,000) $  (4,802,000)
   Fixed-price natural gas swaps                  $ (26,846,000) $ (17,675,000)
Bank debt                                         $(136,100,000) $(134,700,000)
Other financing agreements                        $  (1,690,000) $  (1,763,000)
Subordinated debt (inclusive of accrued interest) $ (76,482,000) $ (59,325,000)


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

      The fair value of all derivative instruments as of June 30, 2005 and December 31, 2004 was based upon estimates determined by our counter-parties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

      Derivative assets and liabilities reflected as current in the June 30, 2005 balance sheet represent the estimated fair value of fixed-price contract and interest rate swap and cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

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

Item 4.  Controls and Procedures.

      As of June 30, 2005, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Quest's management, including Quest's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

      There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  99.1     Risk Factors.
-----------------------------
*     Incorporated by reference

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of August, 2005.



                                          QUEST RESOURCE CORPORATION



                                          By: /s/ Jerry D. Cash
                                             ---------------------------
                                             Jerry D. Cash
                                             Chief Executive Officer



                                          By: /s/ David E. Grose
                                             ---------------------------
                                              David E. Grose
                                              Chief Financial Officer