Form 10-Q/A
period 2005-06-30
QUEST RESOURCE CORP
filed 2005-10-18
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                (Amendment No. 1)



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to _________________.


                         Commission file number: 0-17371


                           QUEST RESOURCE CORPORATION
                           --------------------------
               (Exact name of registrant specified in its charter)



               Nevada                                   90-0196936
               ------                                   ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



9520 N. May Avenue, Suite 300, Oklahoma City, OK          73120
------------------------------------------------          -----
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

                                EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed by Quest Resource Corporation to amend its Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005. This Amendment No. 1 reflects certain revisions in response to comments received from the SEC.

      The following item in Part I of this Amendment No. 1 has been modified:

          1.   Item 1 - Financial Statements - Footnote 2.

      This Amendment No. 1 also contains updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                           QUEST RESOURCE CORPORATION
                                   FORM 10-Q/A
                                (Amendment No. 1)

                       FOR THE QUARTER ENDED JUNE 30, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..........................................4

      Item 1.   Financial Statements....................................4

                Consolidated Balance Sheets:
                    June 30, 2005 and December 31, 2004...............F-1

                Consolidated Statements of Operations and
                Comprehensive Income:
                    Three months and Six months ended June 30, 2005
                    and 2004..........................................F-3

                Consolidated Statements of Cash Flows:
                    Six months ended June 30, 2005 and 2004...........F-4

                Condensed Notes to Consolidated Financial
                Statements............................................F-5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................5

                        Forward-looking Information.....................5

                        Business of Issuer..............................5

                        Significant Developments during the three
                        months ended June 30, 2005......................5

                        Results of Operations...........................5

                        Liquidity and Capital Resources.................7

      Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk......................................13

      Item 4.   Controls and Procedures................................16

PART II - OTHER INFORMATION............................................17

      Item 1.   Legal Proceedings......................................17

      Item 2.   Unregistered Sales of Equity Securities and
                Use of Proceeds........................................17

      Item 3.   Defaults Upon Senior Securities........................17

      Item 4.   Submission of Matters to a Vote of Security Holders....17

      Item 5.   Other Information......................................17

      Item 6.   Exhibits...............................................17

SIGNATURES.............................................................18

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

                                    QUEST RESOURCES CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,       December 31,
                                                                                                2005             2004
                                                                                           --------------   --------------
                                                     A S S E T S                              (unaudited)
Current assets:
     Cash     $                                                                            $    3,744,000   $    6,458,000
     Accounts receivable, trade                                                                   169,000        6,204,000
     Other receivables                                                                            695,000          524,000
     Other current assets                                                                         712,000          241,000
     Short-term derivative asset                                                                  417,000          202,000
     Inventory                                                                                    548,000          284,000
                                                                                           --------------   --------------
         Total current assets                                                                   6,285,000       13,913,000

Property and equipment, net of accumulated depreciation of $1,699,000 and
     $1,245,000, respectively                                                                   8,702,000        8,433,000

Pipeline assets, net of accumulated depreciation of $2,810,000 and
     $2,207,000, respectively                                                                  59,694,000       42,552,000
Pipeline assets under construction                                                                      -       12,537,000

Oil and gas properties:
     Properties being amortized                                                               168,940,000      154,427,000
     Properties not being amortized                                                            17,900,000       16,707,000
                                                                                           --------------   --------------
                                                                                              186,840,000      171,134,000
     Less:  Accumulated depreciation, depletion and amortization                              (22,619,000)     (16,069,000)
                                                                                           --------------   --------------
         Net oil and gas properties                                                           164,221,000      155,065,000
Other assets, net                                                                               5,085,000        5,141,000
Long-term derivative asset                                                                        104,000          321,000
                                                                                           --------------   --------------
Total assets                                                                               $  244,091,000   $  237,962,000
                                                                                           ==============   ==============

                      L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y (DEFICIT)

Current liabilities:
     Accounts payable                                                                      $    8,949,000   $   17,337,000
     Oil and gas payable                                                                        3,683,000        3,507,000
     Accrued expenses                                                                             493,000          588,000
     Current portion of notes payable                                                           1,999,000        1,804,000
     Short-term derivative liability                                                           20,591,000        9,513,000
                                                                                           --------------   --------------
         Total current liabilities                                                             35,715,000       32,749,000

Non-current liabilities:
     Long-term derivative liability                                                            21,843,000       12,964,000
     Asset retirement obligation                                                                1,011,000          871,000
     Convertible debentures                                                                        50,000           50,000
     Notes payable                                                                            137,790,000      136,413,000
     Less current maturities                                                                   (1,999,000)      (1,804,000)
                                                                                           --------------   --------------

         Non-current liabilities                                                              158,695,000      148,494,000
Subordinated debt (including accrued interest)                                                 76,482,000       59,325,000
                                                                                           --------------   --------------
Total liabilities                                                                             270,892,000      240,568,000

Commitments and contingencies                                                                          --               --

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 50,000,000 shares authorized
         10,000 shares issued and outstanding                                                          --               --
     Common Stock, $.001 par value, 950,000,000 shares authorized
         15,995,549 and 14,021,036 shares issued and outstanding                                   16,000           14,000
     Additional paid in capital                                                                17,741,000       17,184,000


                     The accompanying notes are an integral part of these consolidated statements.



     Accumulated other comprehensive loss                                                     (32,887,000)     (11,143,000)
     Accumulated deficit                                                                      (11,671,000)      (8,661,000)
                                                                                           --------------   --------------
Total stockholders' equity (deficit)                                                          (26,801,000)      (2,606,000)
                                                                                           --------------   --------------
Total liabilities and stockholders' equity (deficit)                                       $  244,091,000   $  237,962,000
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


                                         QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                      (UNAUDITED)


                                                           For the Three Months Ended                 For the Six Months Ended
                                                                    June 30,                                  June 30,
                                                    ----------------------------------------    ----------------------------------
                                                           2005                   2004                 2005              2004
                                                    -----------------      ----------------     ----------------   ---------------
Revenue:
  Oil and gas sales                                 $      12,100,000      $     11,070,000     $     23,366,000   $    21,852,000
  Gas pipeline revenue                                        901,000               795,000            1,707,000         1,555,000
  Other revenue and expense                                     2,000              (526,000)             (19,000)         (520,000)
                                                    -----------------      ----------------     ----------------   ---------------
     Total revenues                                        13,003,000            11,339,000           25,054,000        22,887,000

Costs and expenses:
  Oil and gas production                                    2,984,000             2,356,000            5,293,000         4,795,000
  Pipeline operating                                        2,006,000             1,406,000            3,776,000         2,608,000
  General and administrative expenses                       1,005,000               854,000            1,976,000         1,837,000
  Depreciation, depletion and amortization                  3,874,000             3,276,000            7,228,000         6,553,000
                                                    -----------------      ----------------     ----------------   ---------------
     Total costs and expenses                               9,869,000             7,892,000           18,273,000        15,793,000
                                                    -----------------      ----------------     ----------------   ---------------
Operating income                                            3,134,000             3,447,000            6,781,000         7,094,000
                                                    -----------------      ----------------     ----------------   ---------------
Other income (expense):
  Change in derivative fair value                             874,000               793,000            1,318,000        (5,120,000)
  Interest income                                               2,000                    --                6,000                --
  Interest expense                                         (5,917,000)           (3,557,000)         (11,110,000)       (6,937,000)
                                                    -----------------      ----------------     ----------------   ---------------
     Total other income (expense)                          (5,041,000)           (2,764,000)          (9,786,000)      (12,057,000)
                                                    -----------------      ----------------     ----------------   ---------------
Income (loss) before income taxes                          (1,907,000)              683,000           (3,005,000)       (4,963,000)
Income tax expense - deferred                                      --                    --                   --                --
                                                    -----------------      ----------------     ----------------   ---------------
Net income (loss)                                          (1,907,000)              683,000           (3,005,000)       (4,963,000)
Other comprehensive (loss), net of tax:
  Change in fixed-price contract and other
  derivative fair value, net of tax of
  $0, $1,285,000, $0, and $1,285,000                       (3,729,000)          (11,523,000)         (27,139,000)      (12,550,000)
Reclassification adjustments - contract
  settlements, net of income taxes of
  $0, ($133,000), $0, and ($133,000)                        3,165,000             1,164,000            5,395,000         1,856,000
                                                    -----------------      ----------------     ----------------   ---------------
  Other comprehensive (loss)                                 (564,000)          (10,359,000)         (21,744,000)      (10,694,000)
                                                    -----------------      ----------------     ----------------   ---------------
Comprehensive (loss)                                $      (2,471,000)     $     (9,676,000)    $    (24,749,000)  $   (15,657,000)
                                                    =================      ================     ================   ===============
Net income (loss)                                   $      (1,907,000)     $        683,000     $     (3,005,000)  $    (4,963,000)
Preferred stock dividends                                      (3,000)               (3,000)              (5,000)           (5,000)
                                                    -----------------      ----------------     ----------------   ---------------
Net income (loss) available to common stockholders  $      (1,910,000)     $        680,000     $     (3,010,000)  $    (4,968,000)
                                                    =================      ================     ================   ===============

Earnings (loss) per common share - basic            $           (0.12)     $           0.05     $          (0.20)  $         (0.35)
                                                    =================      ================     ================   ===============

Earnings (loss) per common share - diluted          $           (0.12)     $           0.04     $          (0.20)  $         (0.35)
                                                    =================      ================     ================   ===============
Weighted average common and common
  equivalent shares outstanding:
  Basic                                                    15,848,881            14,082,566           15,053,705        14,051,936
  Diluted                                                  15,848,881            15,682,163           15,053,705        14,051,936


                        The accompanying notes are an integral part of these consolidated statements.


                                    QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                      --------
                                                                                             2005               2004
                                                                                             ----               ----

Cash flows from operating activities:
  Net (loss)                                                                         $   (3,005,000)     $   (4,963,000)
  Adjustments to reconcile net income (loss) to cash provided by operations:
         Depreciation and depletion                                                       7,638,000           6,853,000
         Change in derivative fair value                                                 (1,318,000)          5,120,000
         Accrued interest on subordinated note                                            5,158,000           3,910,000
         Stock issued for audit committee fees                                               19,000                  --
         Stock issued for services                                                               --              31,000
         Stock issued for retirement plan                                                   266,000             121,000
         Amortization of loan origination fees                                              436,000              28,000
         Amortization of deferred hedging gains                                            (465,000)         (1,584,000)
  Change in assets and liabilities:
         Accounts receivable                                                              5,864,000          (7,156,000)
         Other current assets                                                              (471,000)           (218,000)
         Inventory                                                                         (265,000)           (599,000)
         Accounts payable                                                                (8,389,000)          5,501,000
         Oil and gas payable                                                                176,000           5,010,000
         Hedge settlements payable                                                               --             352,000
         Accrued expenses                                                                   (95,000)            807,000
                                                                                     --------------      --------------
Net cash (used in) provided by operating activities                                       5,549,000          13,213,000

Cash flows from investing activities:
  Purchase of equipment, development and leasehold costs                                (20,532,000)        (10,046,000)
  Change in other property and equipment                                                   (723,000)         (1,093,000)
                                                                                     --------------      --------------
              Net cash used in investing activities                                     (21,255,000)        (11,139,000)

Cash flows from financing activities:
  Proceeds from bank borrowings                                                           4,682,000           3,150,000
  Repayments of note borrowings                                                          (3,305,000)         (1,334,000)
  Proceeds from issuance of subordinated notes                                           12,000,000                  --
  Accounts payable holdback                                                                      --             420,000
  Dividends paid                                                                             (5,000)             (5,000)
  Refinancing costs - UBS                                                                  (380,000)                 --
                                                                                     --------------      --------------
              Net cash provided by financing activities                                  12,992,000           2,231,000

Net increase (decrease) in cash                                                          (2,714,000)          4,305,000
Cash, beginning of period                                                                 6,458,000             225,000
                                                                                     --------------      --------------

Cash, end of period                                                                  $    3,744,000      $    4,530,000
                                                                                     ==============      ==============

  Supplemental  disclosure  of cash flow  information
             Cash paid  during  the  period for:

                         Interest expense                                            $    5,522,000       $   2,802,000


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Subsidiaries


Ownership of Subsidiaries; Formation of Quest Cherokee.
------------------------------------------------------

      The Company's subsidiaries consist of:

      o Quest Cherokee, LLC, a Delaware limited liability company ("Quest Cherokee"),
      o Bluestem Pipeline, LLC, a Delaware limited liability company ("Bluestem"),
      o    Quest Cherokee Oilfield Service, LLC, a
           Delaware limited liability  company ("QCOS"),
      o    Quest Energy Service,
           Inc., a Kansas corporation  ("QES"),
      o    Quest Oil & Gas Corporation,  a
           Kansas corporation ("QOG"),
      o Ponderosa Gas Pipeline Company, a Kansas corporation ("PGPC"),
      o Producers Service, Incorporated, a Kansas corporation ("PSI"),
      o J-W Gas Gathering, L.L.C., a Kansas limited liability company ("J-W Gas"), and
      o    STP Cherokee, Inc., an Oklahoma
           corporation ("STP").

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

              QUEST RESOURCE CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                             JUNE 30, 2005
                              (UNAUDITED)



      Since the Company is anticipated to ultimately control 65% of the cash flows of Quest Cherokee (See "--Distributions of Net Cash Flow of Quest Cherokee" below), the results of operation of Quest Cherokee have been included in these consolidated financial statements. For the period from inception through December 31, 2004, Quest Cherokee incurred operating losses. Operating losses are allocated 30% to the holders of the Class A units until their membership interest of $100 is reduced to zero; thereafter all losses are allocated 100% to the Company.


      Financial reporting by the Company's subsidiaries is consolidated into one set of financial statements for QRC.

Ownership of Company Assets.
---------------------------


      Quest Cherokee owns and operates all of the Company's Cherokee Basin natural gas and oil properties. Quest Cherokee Oilfield Service owns and operates all of the Company's vehicles and equipment and Bluestem owns all of the Company's gas gathering pipeline assets in the Cherokee Basin. QES employs all of the Company's non-field employees and has entered into an operating and management agreement with Quest Cherokee to manage the day-to-day operations of Quest Cherokee in exchange for a monthly manager's fee of $345,000 (the "Management Agreement"). The costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges are borne by QCOS. STP owns properties located in Texas and Oklahoma outside of the Cherokee Basin, and QES and STP own certain equipment used at the corporate headquarters offices.



Distributions of Net Cash Flow of Quest Cherokee.
------------------------------------------------


      Under the terms of the limited liability company agreement for Quest Cherokee, the net cash flow (as defined therein) of Quest Cherokee was initially to be distributed generally 85% to the holders of the subordinated promissory notes and 15% to the holders of the Class B units until the subordinated promissory notes had been repaid. Thereafter, the net cash flow of Quest Cherokee was generally to be distributed 60% to the holders of the Class A units and 40% to the holders of the Class B units, until the holders of the subordinated notes and the Class A units had received a combined internal rate of return of 30% on their cash invested. Thereafter, the net cash flow of Quest Cherokee was generally to be distributed 30% to the holders of the Class A units and 70% to the holders of the Class B units.

      In February 2005, ArcLight purchased an additional $12 million of 15% junior subordinated promissory notes. As a condition to the purchase of these additional subordinated promissory notes:

     o the portion of Quest Cherokee's net cash flow that is required to be used to repay the subordinated promissory notes was increased from 85% to 90%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, was decreased from 15% to 10%, until the subordinated promissory notes have been repaid; and

     o after the subordinated promissory notes have been repaid and ArcLight has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow will be distributed 35% to ArcLight (as the holder of the Class A units) and 65% to the Company's subsidiaries (as the holders of the Class B units); previously such net cash flow would have been distributed 30% to ArcLight and 70% to the Company's subsidiaries.

      Quest Cherokee has the option to issue to ArcLight an additional $3 million of 15% junior subordinated promissory notes. In the event that the Company exercises this option:

     o the interest rate on the subordinated promissory notes would increase from 15% to 20%;
     o the portion of Quest Cherokee's net cash flow that is required to be used to repay the subordinated promissory notes would be further increased from 90% to 95%, and the portion of the net cash flow distributable to the Company's subsidiaries, as the holders of all of Quest Cherokee's Class B units, would be further decreased from 10% to 5%, until the subordinated promissory notes have been repaid; and
     o after the subordinated promissory notes have been repaid and ArcLight, as the holder of the Class A units, has received a 30% internal rate of return on its investment in Quest Cherokee, Quest Cherokee's net cash flow

              QUEST RESOURCE CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                             JUNE 30, 2005
                              (UNAUDITED)


          would be distributed 40% to ArcLight (as the holder of the Class A units) and 60% to the Company's subsidiaries (as the holders of the Class B units).

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

              QUEST RESOURCE CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                             JUNE 30, 2005
                              (UNAUDITED)


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

Effect of Early Termination of Quest Cherokee.
---------------------------------------------

     In the event that Quest Cherokee is dissolved on or before February 11, 2008 (an "Early Liquidation Event"), the holders of the subordinated promissory notes will be entitled to a make-whole payment. The make-whole payment is equal to the difference between the amount the holders of the subordinated promissory notes have received on account of principal and interest on the subordinated promissory notes and 140% of the funded principal amount of the subordinated promissory notes ($88.2 million).

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

3.    LONG-TERM DEBT

  Long-term debt consists of the following:                June 30, 2005
                                                         ----------------
  Senior credit facility:
     Term loan                                           $    124,100,000
     Revolving loan                                            12,000,000

  Notes payable to banks,  finance companies
  and related parties,  secured by equipment
  and vehicles,  due in  installments  through
  February 2008 with interest 1,690,000 rates
  ranging from 5.5% to 11.5% per annum                          1,690,000

  Convertible  debentures  -  unsecured;
  interest  accrues  at 8% per annum.                              50,000
                                                         ----------------
  Total long-term debt                                        137,840,000

  Less - current maturities                                     1,999,000
                                                         ----------------
  Total long-term debt, net of current maturities        $    135,841,000
                                                         ================

  Subordinated debt (inclusive of accrued interest)      $     76,482,000
                                                         ================

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

      Under the UBS Credit Agreement, payments may be made on the Subordinated Notes only if all of the following conditions have been met:

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

      On April 6, 2005, WFEC exercised the Warrant with respect to all 1.6 million shares of common stock for which the Warrant was exercisable. WFEC elected to do a "cashless exercise" of the Warrant such that the purchase price of $0.001 per share for the 1.6 million shares of common stock, or $1,600, was paid by WFEC by reducing the number of shares of common stock issuable to WFEC upon such exercise by a number which, when multiplied by the market price of the Company's common stock on the exercise date ($4.00) equaled the purchase price. As a result of WFEC's "cashless exercise" of the Warrant, the Company issued to WFEC 1,599,600 shares of its common stock.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

     Quest Cherokee, LLC was named as a defendant in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying several tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands and has drilled four wells that produce coal bed methane gas on that land. Plaintiff alleges that it owns the coal bed methane gas produced and is entitled to the revenues from those leases. Plaintiff is seeking quiet title and an equitable accounting on the revenues for the coal bed methane gas produced. The Company contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has asserted third party claims against the persons who entered into the gas leases with Quest Cherokee for breach of the warranty of title contained in their leases in the event that the court finds that plaintiff owns the coal bed methane gas. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane have been filed by Quest and the plaintiff, but have not been decided by the court. Based on information available to date and the Company's investigation into the matter, the Company believes that the plaintiff's claims are without merit and intends to defend against them vigorously.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

                                              Six Months
                                                Ending                  Years Ending December 31,
                                              December 31, -------------------------------------------------
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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                              Six Months
                                                Ending                  Years Ending December 31,
                                              December 31, -------------------------------------------------
                                                 2005            2006             2007               2008             Total
                                                 ----            ----             ----               ----             -----
                                                        (dollars in thousands, except price data)
Total Natural Gas Contracts:
Contract vols (MMBtu)                       4,293,000         7,439,000         3,650,000          2,928,000         18,310,000
Weighted-avg fixed
   price per MMBtu (1)                   $       5.19      $       4.95    $         5.83       $       5.52      $        5.27
Fixed-price sales (2)                    $     22,286      $     36,792    $       21,279       $     16,163      $      96,520
Fair value, net                          $     (9,094)     $    (22,030)   $       (6,546)      $     (4,764)     $     (42,434)

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      At June 30, 2005, the Company had outstanding the following interest rate swaps and caps:


                                                                                                    Fair Value as
                                                          Notional     Fixed Rate    Floating       of June 30,
 Instrument Type                       Term              Amount (1)    /Cap Rate       Rate            2005
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

CHANGE IN DERIVATIVE FAIR VALUE

     Change in derivative fair value in the statements of operations for the three months and six months ended June 30, 2005 and 2004 is comprised of the following:

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                              ------------------------------------------------------
                                                                 2005            2004          2005          2004
                                                              ------------------------------------------------------
  Change in fair value of derivatives not qualifying as
       cash flow hedges                                       $  355,000    $    256,000   $  (183,000) $ (4,926,000)
  Amortization of derivative fair value gains and
       losses recognized in earnings prior to actual cash
       settlements                                               (38,000)      1,621,000       148,000       973,000
  Ineffective portion of derivatives qualifying as cash
       flow hedges                                               557,000      (1,084,000)    1,353,000    (1,167,000)
                                                              ------------------------------------------------------
                                                              $  874,000    $    793,000   $ 1,318,000  $ (5,120,000)
                                                              ======================================================

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                                   December 31,
                                                           June 30, 2005               2004
                                                         -----------------        --------------
Derivative assets:
   Interest rate swaps and caps                          $         521,000     $         523,000
Derivative liabilities:
   Fixed-price natural gas collars                       $     (15,588,000)    $      (4,802,000)
   Fixed-price natural gas swaps                         $     (26,846,000)    $     (17,675,000)
Bank debt                                                $    (136,100,000)    $    (134,700,000)
Other financing agreements                               $      (1,690,000)    $      (1,763,000)
Subordinated debt (inclusive of accrued interest)        $     (76,482,000)    $     (59,325,000)

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

          The following reconciles the components of the EPS computation:

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                   Income                  Shares            Per Share
                                                                 (Numerator)            (Denominator)         Amount
For the three months ended June 30, 2005:
      Net loss                                                  $    (1,907,000)
      Preferred stock dividends                                          (3,000)
                                                                ---------------
      Basic EPS loss available to common shareholders           $    (1,910,000)        15,848,881        $      (0.12)
                                                                                                          ------------
      Effect of dilutive securities:
            None                                                            --                 --
                                                                ----------------------------------

      Diluted EPS loss available to common shareholders         $    (1,910,000)        15,848,881        $      (0.12)
                                                                ======================================================

For the three months ended June 30, 2004:
      Net income                                                $       683,000
      Preferred stock dividends                                          (3,000)
                                                                ---------------
      Basic EPS earnings available to common shareholders       $       680,000         14,082,566        $       0.05
                                                                                                           -----------
      Effect of dilutive securities:
            Warrant issued to Wells Fargo                                   --           1,599,597
                                                                ----------------------------------

      Diluted EPS earnings available to common shareholders     $       680,000         15,682,163        $       0.04
                                                                ======================================================


For the six months ended June 30, 2005:
      Net loss                                                  $    (3,005,000)
      Preferred stock dividends                                          (5,000)
                                                                ---------------
      Basic EPS loss available to common shareholders           $    (3,010,000)        15,053,705        $      (0.20)
                                                                                                          ------------
      Effect of dilutive securities:
            None                                                            --                --
                                                                ----------------------------------

      Diluted EPS loss available to common shareholders         $    (3,010,000)        15,053,705        $      (0.20)
                                                                ======================================================


For the six months ended June 30, 2004:
      Net loss                                                  $    (4,963,000)
      Preferred stock dividends                                          (5,000)
                                                                ---------------
      Basic EPS loss available to common shareholders           $    (4,968,000)        14,051,936        $      (0.35)
                                                                                                          ------------
      Effect of dilutive securities:
            None                                                            --                --
                                                                -----------------------------------

      Diluted EPS loss available to common shareholders         $    (4,968,000)        14,051,936        $      (0.35)
                                                                ======================================================



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

     The following table provides a roll forward of the asset retirement obligations for the three months and six months ended June 30, 2005 and 2004:

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                              ---------------------------------------------------------------
                                                    2005          2004                2005            2004
                                              ---------------------------------------------------------------
Asset retirement obligation beginning
     balance                                  $     938,000   $   688,000        $   871,000      $   631,000
Liabilities incurred                                 57,000        55,000            113,000          110,000
Liabilities settled                                  (1,000)       (1,000)            (3,000)          (3,000)
Accretion expense                                    17,000        (3,000)            30,000            1,000
Revisions in estimated cash flows                        --            --                 --               --
                                              ---------------------------------------------------------------

Asset retirement obligation ending balance    $   1,011,000  $    739,000        $ 1,011,000       $  739,000
                                              ===============================================================

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

Item 2. Management's Discussion And Analysis Of Financial Condition and Results Of Operations

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our report on Form 10-KSB (Amendment No. 2) for the transition period ended December 31, 2004 and Exhibit 99.1 "Risk Factors" to this report for a listing of some of these factors.

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

Significant Developments During The Three Months Ended June 30, 2005

      The Company has been completing the connection of wells that were previously drilled. During the three months ended June 30, 2005, the Company completed the connection of 53 gross wells and as of that date had 10 additional gas wells (gross) that it was in the process of completing and connecting to its gas gathering pipeline system. The Company has also been focused on re-completions of existing wells (that is, opening up production of additional gas from different depths), which management anticipates will in the long term increase overall natural gas production. However, the re-completion program may in the short term negatively affect natural gas production as natural gas wells are taken off line for the re-completions and then undergo a period of "dewatering" after they are re-connected. During the second quarter, the Company completed 42 re-completions that have increased the production from those wells by 33% during the second quarter and the Company anticipates additional volumes from these wells after dewatering of the newly opened producing zones is completed. The Company is also evaluating the operation of its natural gas gathering system to determine whether changes in compression or other alterations in the operation of the pipeline system might improve production.

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

      The operating costs increased to $5.3 million for the six months ended June 30, 2005 as compared to the operating costs of $4.8 million incurred for the six months ended June 30, 2004. Lease operating costs per mcf for the six months ended June 30, 2005 were $.78 per mcf as compared to $.86 per mcf for the six months ended June 30, 2004, representing a 9% decrease. Pipeline operating costs increased by 45% from $2.6 million for the six months June 30, 2004 to $3.8 million for the six months ended June 30, 2005. The decrease in lease operating cost per mcf is due primarily to a decrease in the amount of time spent servicing the wells resulting from gains in operational efficiency. The cost increases incurred for pipeline operations are due to the number of wells acquired, completed and operated during the six months and the increased miles of pipeline in service. For the six months ended June 30, 2005, depreciation, depletion and amortization increased to $7.2 million as compared to $6.6 million for the six months ended June 30, 2004. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells and miles of pipelines acquired and developed and the higher volumes of gas and oil produced.

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

      Although the Company believes that it will have adequate additional reserves and other resources to support future development plans, no assurance can be given that the Company will be able to obtain funding sufficient to support all of its development plans or that such funding will be on terms favorable to the Company.


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

Management Agreement Between QES and Quest Cherokee

     As part of the restructuring, QES entered into an operating and management agreement with Quest Cherokee to manage the day to day operations of Quest Cherokee in exchange for a monthly manager's fee of $292,000 plus the reimbursement of costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges. Initially, the Company consolidated all of its employees into QES. In September 2004, QCOS was formed to acquire the stimulation assets from Consolidated. At that time, the Company's vehicles and equipment were transferred to QCOS and the costs associated with field employees, first level supervisors, exploration, development and operation of the Company's properties and certain other direct charges are now paid directly by QCOS while QES continues to employ all of the Company's non-field employees (other than first level supervisors). Effective April 30, 2005, the manager's fee was increased to $345,000 per month. Until Quest Cherokee begins making distributions to its members, the Company's only source of cash flow to pay for its general and administrative expenses will be the management fee paid by Quest Cherokee. At this time, management is unable to predict when Quest Cherokee will begin making distributions to its members.

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

Contractual Obligations

     Future payments due on the Company's contractual obligations as of June 30, 2005 are as follows:


                                    Total              2005         2006-2007       2008-2009        thereafter
                                -------------      -----------     ----------     ------------     -------------
Term B Note                     $ 124,100,000      $ 1,200,000     $2,400,000     $  2,400,000     $ 118,100,000
Revolving Line of Credit           12,000,000               --             --       12,000,000                --
Notes payable                       1,690,000          749,000        779,000           70,000            92,000
Convertible debentures                 50,000           50,000             --               --                --
Subordinated debt (1)              76,482,000               --             --               --        76,482,000
                                -------------      -----------     ----------     ------------     -------------
Total                           $ 214,322,000      $ 1,999,000     $3,179,000     $ 14,470,000     $ 194,674,000
                                =============      ===========     ==========     ============     =============

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Hedging Activities. The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the six months ended June 30, 2005, fixed-price contracts hedged 92.0% of the Company's natural gas production. As of June 30, 2005, fixed-price contracts are in place to hedge 18.3 Bcf of estimated future natural gas production. Of this total volume, 4.3 Bcf are hedged for 2005 and 14.0 Bcf thereafter. Reference is made to the Annual Report on Form 10-KSB/A (Amendment No. 2) for the seven-month transition period ended December 31, 2004 for a more detailed discussion of the fixed-price contracts.

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

                                              Six Months
                                                Ending
                                              December 31,                         Years Ending December 31,
                                                                -----------------------------------------------------------
                                               2005              2006          2007            2008                Total
                                               ----              ----          ----            ----                -----
                                                    (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)                       2,881,000       5,614,000           -                 -              8,495,000
Weighted-avg fixed
   price per MMBtu (1)                   $       4.64     $      4.49           -                 -            $      4.54
Fixed-price sales                        $     13,376     $    25,203           -                 -            $    38,579
Fair value, net                          $     (7,889)    $   (18,957)          -                 -            $   (26,846)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                                    1,412,000       1,825,000        3,650,000         2,928,000         9,815,000
   Ceiling                                  1,412,000       1,825,000        3,650,000         2,928,000         9,815,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                                 $       5.26     $      5.30      $      4.83       $      4.50       $      4.88
   Ceiling                               $       6.31     $      6.35      $      5.83       $      5.52       $      5.90
Fixed-price sales (2)                    $      8,910     $    11,589      $    21,279       $    16,163       $    57,941
Fair value, net                          $     (1,205)    $    (3,073)     $    (6,546)      $    (4,764)      $   (15,588)


                                              Six Months
                                                Ending
                                              December 31,                         Years Ending December 31,
                                                                -----------------------------------------------------------
                                               2005              2006          2007            2008                Total
                                               ----              ----          ----            ----                -----
                                                    (dollars in thousands, except price data)
Total Natural Gas Contracts:
Contract vols (MMBtu)                       4,293,000       7,439,000        3,650,000         2,928,000        18,310,000
Weighted-avg fixed
   price per MMBtu (1)                   $       5.19     $      4.95      $      5.83       $      5.52       $      5.27
Fixed-price sales (2)                    $     22,286     $    36,792      $    21,279       $    16,163       $    96,520
Fair value, net                          $     (9,094)    $   (22,030)     $    (6,546)      $    (4,764)      $   (42,434)


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

     At June 30, 2005, the Company had outstanding the following interest rate swaps and caps:

                                                                                                  Fair Value as
                                                         Notional     Fixed Rate    Floating       of June 30,
 Instrument Type                       Term              Amount (1)    /Cap Rate       Rate            2005
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

Change in Derivative Fair Value

      Change in derivative fair value in the statements of operations for the three months and six months ended June 30, 2005 and 2004 is comprised of the following:

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                              ------------------------------------------------------
                                                                 2005            2004          2005          2004
                                                              ------------------------------------------------------
  Change in fair value of derivatives not qualifying as
       cash flow hedges                                       $  355,000    $    256,000   $  (183,000) $ (4,926,000)
  Amortization of derivative fair value gains and
       losses recognized in earnings prior to actual cash
       settlements                                               (38,000)      1,621,000       148,000       973,000
  Ineffective portion of derivatives qualifying as cash
       flow hedges                                               557,000      (1,084,000)    1,353,000    (1,167,000)
                                                              ------------------------------------------------------
                                                              $  874,000    $    793,000   $ 1,318,000  $ (5,120,000)
                                                              ======================================================


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

Fair Value of Financial Instruments

      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of June 30, 2005 and December 31, 2004 and the methods and assumptions used to estimate their fair value:


                                                                                   December 31,
                                                           June 30, 2005               2004
                                                         -----------------        --------------
Derivative assets:
   Interest rate swaps and caps                          $         521,000     $         523,000
Derivative liabilities:
   Fixed-price natural gas collars                       $     (15,588,000)    $      (4,802,000)
   Fixed-price natural gas swaps                         $     (26,846,000)    $     (17,675,000)
Bank debt                                                $    (136,100,000)    $    (134,700,000)
Other financing agreements                               $      (1,690,000)    $      (1,763,000)
Subordinated debt (inclusive of accrued interest)        $     (76,482,000)    $     (59,325,000)

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

  99.1*    Risk Factors.
-----------------------------
*     Previously filed.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of October, 2005.




                                        QUEST RESOURCE CORPORATION



                                        By:  /s/ David E. Grose
                                             ---------------------------
E.                                           David E. Grose
                                             Chief Financial Officer