Form 10KSB/A
period 2004-12-31
QUEST RESOURCE CORP
filed 2005-10-19
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 2)


(Mark One)

     [ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
                                               -----------------------.

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

                                EXPLANATORY NOTE

      This Form 10-KSB/A (Amendment No. 2) is being filed by Quest Resource Corporation to amend its Form 10-KSB/A (Amendment No. 1) for the transition period from June 1, 2004 to December 31, 2004, filed with the Securities and Exchange Commission (the "SEC") on April 18, 2005. This Amendment No. 2 reflects certain revisions in response to comments received from the SEC.

      The following items have been modified in this Amendment No. 2:

          1. Items 1 and 2 - Description of Business and Properties;

          2. Item 7 - Financial Statements - Footnotes 1, 16, 17; and

          3. Item 8A - Controls and Procedures

      In addition, a new Footnote 18 has been added to Item 7 - Financial Statements.

     This Amendment No. 2 also contains updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                                TABLE OF CONTENTS

                                     PART I

ITEMS 1. AND 2.      DESCRIPTION OF BUSINESS AND PROPERTIES.................4

ITEM 3.              LEGAL PROCEEDINGS.....................................16

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...16

                                     PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                     MATTERS...............................................16

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                     OPERATION.............................................17


ITEM 7.              FINANCIAL STATEMENTS.................................F-1

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE................31

ITEM 8A.             CONTROLS AND PROCEDURES...............................31

ITEM 8B.             OTHER INFORMATION.....................................31

                                    PART III

ITEM 9.              DIRECTORS AND EXECUTIVE OFFICERS......................32

ITEM 10.             EXECUTIVE COMPENSATION................................32

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........32

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........32

ITEM 13.             EXHIBITS..............................................32

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES................32

                     SIGNATURES............................................33

                     INDEX TO EXHIBITS.....................................34

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

      Producing  Wells and  Acreage.  The  following  table sets  forth  certain
      -----------------------------
information regarding the ownership by the Company of productive wells and total acreage, as of December 31, 2004 and May 31, 2004, 2003 and 2002. For purposes of this table, productive wells are: wells currently in production, wells capable of production, and new wells in the process of completion.


                                PRODUCTIVE WELLS                                             LEASEHOLD ACREAGE(1)
          ----------------------------------------------   ------------------------------------------------------------
 As of    Natural Gas          Oil            Total             Developed          Undeveloped          Total Leased
May 31    Gross   Net    Gross     Net    Gross    Net       Gross     Net        Gross     Net      Gross       Net
------    -----   ---    -----     ---    -----    ---       -----     ---        -----     ---      -----       ---
 2002      84    73.6       43    41.6      127    115.2     4,847    4,362      72,399   65,159     77,246    69,521
 2003     227   213.8       31    29.9      258    243.7    37,088   35,954      78,716   76,748    115,804   112,702
 2004     678   660.4       29    27.9      707    688.3   229,080  214,145     436,079  333,993    665,159   548,138
Dec. 31
 2004     795   774.3       29    27.9      824    802.2   311,941  291,318     205,230  187,884    517,171   479,202


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

      Natural gas and oil reserves.  The following table  summarizes the reserve
      ----------------------------
estimate  and  analysis  of net proved  reserves  of  natural  gas and oil as of
December 31, 2004 and May 31, 2004, 2003 and 2002, in accordance with SEC guidelines. The December 31, 2004 and May 31, 2004 and 2003 data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. The petroleum engineering firm McCune Engineering prepared the reserve estimates for the fiscal year ending May 31, 2002. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10% per year. The Devon property acquisition during the fiscal year ended May 31, 2004 more than tripled the estimated proved reserves over the previous year. The acquisition of natural gas reserves from the Perkins/Willhite acquisition, effective June 1, 2003 is estimated to have increased the Company's reserves shown below for fiscal year 2003 by approximately 13%. Although the Company has proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves as of December 31, 2004, May 31, 2004 or May 31, 2003. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency, except the Securities and Exchange Commission, during the transition period ended December 31, 2004 or the fiscal years ended May 31, 2004, 2003 and 2002.


                                              December 31,                                 May 31,
                                           -----------------   --------------------------------------------------------
                                                 2004                2004                 2003                2002
                                           -----------------   -----------------   ----------------    ----------------


Proved Developed Gas Reserves (mcf)            81,467,300           62,558,900          14,016,064           6,356,220
Proved Undeveloped Gas Reserves (mcf)          68,376,600           71,017,300          14,254,570           8,513,750
Total Proved Gas Reserves (mcf)               149,843,900          133,576,200          28,270,634          14,869,970
Proved Developed Oil Reserves (bbl)                47,834               57,105              43,083              45,944
Proved Undeveloped Oil Reserves (bbl)                   -                    -                   -             177,262
Total Proved Oil Reserves (bbl)                    47,834               57,105              43,083             223,206
Future Cash Flows Before Income Taxes        $611,106,300         $482,745,600         $95,572,500         $25,854,629




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

      Production  volumes,  sales prices,  and production  costs.  The following
      ----------------------------------------------------------
tables set forth certain information regarding the natural gas and oil properties owned by the Company through its subsidiaries. The natural gas and oil production figures reflect the net production attributable to the Company's revenue interest and are not indicative of the total volumes produced by the wells.


                                               Seven Months Ended
Gas Production Statistics                          December 31,                           Years Ended May 31,
                                           ---------------------------   ----------------------------------------------------
                                                      2004                     2004             2003               2002
                                                      ----                     ----             ----               ----
Net gas production (mcf)                                 5,013,911          5,530,208          1,488,679            508,077
Avg wellhead gas price, net (per mcf)                        $4.78              $5.03              $5.42              $1.62
Average production cost (per mcf)                            $1.15              $1.24              $1.29              $0.57
Net revenue (per mcf)                                        $3.63              $3.79              $4.13              $1.05


      The natural gas production volumes for the transition period ended December 31, 2004 and the 2004 fiscal year include the Devon acquisition beginning December 22, 2003 and the Perkins/Willhite acquisition beginning June 1, 2003 and natural gas production volume for the 2003 fiscal year includes STP production beginning November 1, 2002.



                                               Seven Months Ended
Oil Production Statistics                          December 31,                           Years Ended May 31,
                                           ---------------------------   --------------------------------------------------
                                                      2004                     2004             2003               2002
                                                      ----                     ----             ----               ----
Net oil production (bbls)                                  5,551                 8,549            14,123            11,954
Average wellhead oil price (per bbl)                      $42.28                $37.94            $19.91            $19.12
Average production cost (per bbl)                         $16.90                $16.89            $16.74            $20.02
Net revenue (per bbl)                                     $25.38                $21.05             $3.17           $(0.90)



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



                                    Seven Months
                                        Ended
                                    December 31,                                         Years Ended May 31,
                                   --------------  -------------------------------------------------------------------------------
                                      2004(1)                2004                                 2003                 2002
                                   --------------  ----------------------------   -----------------------------  -----------------
                                        Gas              Oil            Gas            Oil              Gas         Gas & Oil
                                   -------- -----  ----------------------------   -----------------------------  -----------------
                                    Gross    Net    Gross    Net    Gross    Net   Gross    Net    Gross   Net     Gross   Net
                                    -----    ---    -----    ---    -----    ---   -----    ---    -----   ---     -----   ---
Exploratory Wells Drilled:
     Dry                                -      -        -      -        -      -       -       -       -     -         4     4
Development Wells Drilled:
     Capable of Production            117    114        -      -      138    132       1       1      45    45        33    25
     Dry                                -      -        -      -        2      2       -       -       1     1         2     2
Re-completion of Old Wells:
     Capable of Production             38     38        -      -        -      -       -       -       -     -         4     1
Wells Abandoned                       (11)   (11)     (2)    (2)        -      -    (13)    (13)    (21)  (18)       (1)   (1)
Acquired Devon wells 12/22/03           -      -        -      -      337    337       -       -       -     -         -     -
Acquired STP 11/1/02                    -      -        -      -        -      -       -       -     108   105         -     -
Other Wells Acquired                   11     11        -      -        -      -       -       -       9     8         -     -
                                   -------- -------  --------------  ------------  ----------------------------- ----------------
Net increase in Capable Wells         117    114      (2)    (2)      477    471    (12)    (12)     143     140      36    28
                                   ================  ==============  ============  ============================= ================


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

      Delivery Commitments

      Natural Gas. The Company does not have long-term delivery commitments. The
      -----------
Company markets its own natural gas and more than 95% of the natural gas is sold to ONEOK Energy Marketing and Trading Company. No other customer of the Company accounted for more than 10% of the consolidated revenues for the transition period ended December 31, 2004 or the fiscal years ended May 31, 2004 or 2003.

      Oil. The Company's oil is currently  being sold to  Coffeyville  Refining.
      ---
Previously, it had been sold to Plains Marketing, L.P. The Company does not have a long-term contract for its oil sales.

      Hedging   Activities.   The  Company  seeks  to  reduce  its  exposure  to
      --------------------
unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling prices and floors provided in those contracts.

      The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2004. See Note 16 of the notes to consolidated financial statements appearing elsewhere in this document.



                                                          Years Ending December 31,
                               -------------------------------------------------------------------
                                     2005           2006             2007             2008              Total
                                     ----           ----             ----             ----              -----
                                           dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)                5,474,000      5,614,000          -                -              11,088,000
Weighted-avg fixed
 price per MMBtu(1)               $      4.69    $      4.53           -                -           $       4.61
Fixed-price sales                 $    25,645    $    25,433           -                -           $     51,078
Fair value, net                   $    (8,579)   $    (9,096)          -                -           $    (17,675)


Natural Gas Collars:
Contract vols (MMBtu):
 Floor                               3,041,000      1,825,000        3,650,000        2,928,000        11,444,000
 Ceiling                             3,041,000      1,825,000        3,650,000        2,928,000        11,444,000
Weighted-avg fixed
 price per MMBtu(1):
 Floor                            $      5.18    $      5.30     $      4.83     $       4.50       $       4.91
 Ceiling                          $      6.23    $      6.35     $      5.83     $       5.52       $       5.94
Fixed-price sales(2)              $     18,946   $    11,589     $     21,279    $      16,163      $     67,977
Fair value, net                   $      (934)   $     (768)     $     (1,754)   $      (1,346)     $     (4,802)

Total Natural Gas Contracts:
Contract vols (MMBtu)                8,515,000       7,439,000        3,650,000       2,928,000        22,532,000
Weighted-avg fixed
 price per MMBtu(1)               $      5.24    $      4.98     $      5.83     $       5.52       $       5.28
Fixed-price sales(2)              $    44,591    $    37,022     $    21,279     $     16,163       $    119,055
Fair value, net                   $    (9,513)   $   (9,864)     $    (1,754)    $     (1,346)      $    (22,477)



   (1) The prices to be realized for hedged production are expected to vary from the prices shown due to basis.
   (2) Assumes ceiling prices for natural gas collar volumes.

    The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See Note 15 of the notes to consolidated financial statements.

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


                                         Seven Months Ended
                                             December 31,                               May 31,
                                      --------------------------  --------------------------------------------------
                                                2004                    2004             2003             2002
                                      --------------------------  ---------------   --------------   ---------------
Pipeline Natural Gas Volumes (mcf)                 7,004,000           8,157,000       2,699,000        1,415,000



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

     NYMEX. New York Mercantile Exchange.

ITEM 3.  LEGAL PROCEEDINGS

      See Note 8 - Contingencies, in notes to consolidated financial statements.

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

                                     Fiscal Quarter and Period Ended
                                     -------------------------------
                                        High Price       Low Price
                                     ---------------  --------------

     December 31, 2004 (month ended)    $   6.25         $  5.75
     November 30, 2004                  $   7.25         $  4.30
     August 31, 2004                    $   4.85         $  3.50

     May 31, 2004                       $   4.30         $  3.20
     February 29, 2004                  $   4.60         $  2.80
     November 30, 2003                  $   4.60         $  3.20
     August 31, 2003                    $   3.71         $  2.85

     May 31, 2003                       $   4.00         $  2.40
     February 28, 2003                  $   3.85         $  1.95
     November 30, 2002                  $   2.70         $  1.28
     August 31, 2002                    $   1.72         $  1.22

      The source for the information contained in the table above is Investools @ www.investortoolbox.com. The closing price for QRCP stock on April 6, 2005 was $4.00.

Record Holders

      Common Stock.  There are 950,000,000 shares of common stock authorized for
      ------------
issuance. As of March 29, 2005, there were 14,249,694 shares of common stock issued and outstanding, held of record by approximately 2,140 shareholders.

      Preferred Stock. There are 50,000,000 shares of preferred stock authorized
      ---------------
for issuance. 500,000 shares of the authorized preferred stock have been classed as Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to cumulative quarterly dividends at the annual rate of 10% on the purchase price of $10.00 per share and to convert each share into four shares of common stock. As of April 6, 2005, 10,000 shares of Series A Convertible Preferred Stock were issued and outstanding and held by two shareholders.

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

                                   Seven months ended December 31,
                                   -------------------------------
                                        2004             2003
                                   -------------    ------------
                                                     (unaudited)
  Oil and gas sales                $  24,201,000    $  8,755,000
  Gas pipeline revenue                 1,918,000       1,289,000
  Other revenue and expense               37,000      (1,356,000)
                                   -------------    ------------
    Total revenues                    26,156,000       8,688,000

  Oil and gas production               5,389,000       2,267,000
  Pipeline operating                   3,653,000       1,140,000
  General & administrative expense     2,681,000         831,000
  Depreciation, depletion &
    amortization                       7,671,000       2,235,000
  Other costs of revenues                     --          (8,000)
                                   -------------    ------------
    Total costs and expenses          19,394,000       6,465,000
                                   -------------    ------------

Operating income                       6,762,000       2,223,000

  Change in derivative fair value     (1,487,000)      3,312,000
  Interest expense                   (10,147,000)     (2,377,000)
  Interest income                          9,000              --
                                   -------------    ------------

Income (loss) before income taxes     (4,863,000)      3,158,000
Income tax (expense)                          --      (1,263,000)
                                   -------------    ------------
Net income (loss)                   $ (4,863,000)   $  1,895,000
                                   =============    ============

      Total revenues of $26.2 million for the seven months ended December 31, 2004 represents an increase of 201% when compared to total revenues of $8.7 million for the seven months ended December 31, 2003. This increase was achieved by a combination of the additional producing wells from the Devon acquisition in December 2003 and the Company's aggressive new well development program.

      The increase in natural gas and oil sales from $8.8 million for the seven months ended December 31, 2003 to $24.2 million for the seven months ended December 31, 2004 and the increase in natural gas pipeline revenue from $1.3 million to $1.9 million resulted from the Devon asset acquisition and the additional wells and pipelines acquired or completed during the past twelve months. The Devon asset acquisition and the additional wells acquired or completed contributed to the production of 5,014,000 mcf of net gas for the seven months ended December 31, 2004, as compared to 1,815,000 net mcf produced for the seven months ended December 31, 2003. The Company's product prices before hedge settlements on an equivalent basis (mcfe) increased from $4.82 mcfe average for the 2003 period to $5.74 mcfe average for the 2004 period. Accounting for hedge settlements, the product prices increased from $4.08 mcfe average for the 2003 period to $4.83 mcfe average for the 2004 period. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future. In order to reduce natural gas price volatility, the Company has established a program to hedge natural gas prices. As of January 1, 2005, the Company had entered into hedging transactions covering a total of approximately 22.5 Bcf of natural gas production through December 2008. See Items 1 and 2 "Description of Business and Properties--Company Operations--Exploration & Production Activities-Hedging Activities" and Note 16 to the consolidated financial statements included in this report.

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

     The increase in natural gas and oil sales from $8.3 million in fiscal year 2003 to $28.1 million in fiscal year 2004 and the increase in natural gas pipeline revenue from $632,000 to $2.7 million resulted from the Devon, STP and the Perkins/Willhite acquisitions and the additional wells and pipelines acquired or completed during the past twelve months. The Devon, STP and Perkins/Willhite acquisitions and the additional wells acquired or completed contributed to the production of 5,530,208 mcf of net gas in fiscal year 2004, as compared to 1,488,679 net mcf produced in the prior fiscal year. The Company's product prices on an equivalent basis (mcfe) decreased from $5.30 mcfe average for 2003 to $5.04 average for 2004. Since new well development is an ongoing program, management expects most of the above revenue categories to continue growing in the foreseeable future. In order to reduce natural gas price volatility, the Company has established a program to hedge natural gas prices. As of June 1, 2004, the Company had entered into hedging transactions covering a total of approximately 16.6 Bcf of natural gas production through December 2006. Subsequent to year end, in connection with the establishment of new credit facilities with UBS, the Company entered into additional hedging transactions covering approximately 10.2 Bcf of natural gas production through December 2008. See Items 1 and 2 "Description of Business and Properties--Company Operations--Exploration & Production Activities-Hedging Activities" and Note 16 to the consolidated financial statements included in this report.

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



                                                                              Seven months ended December 31,
                                                                  -------------------------------------------------
                                                                           2004                     2003
                                                                  ----------------------   ------------------------
                                                                                                 (unaudited)
Cash flows from operating activities:
 Net income (loss)                                                 $     (4,863,000)         $      1,895,000
  Adjustments to reconcile net income (loss) to cash provided by operations:
    Depreciation & depletion                                              8,033,000                 2,235,000
    Accrued interest subordinated notes                                   4,866,000                   210,000
    Change in derivative fair value                                       1,487,000                (3,312,000)
    Cumulative effect of accounting change                                        -                    47,000
    Deferred income taxes                                                         -                 1,263,000
    Accretion of line of credit                                                   -                 1,204,000
    Stock issued for services                                                     -                    62,000
    Stock issued for director fees                                           62,000                         -
    Amortization of loan origination fees                                   530,000                   172,000
    Other                                                                   191,000                         -
Change in assets and liabilities:
    Accounts receivable                                                     893,000                (2,397,000)
    Other receivables                                                        85,000                         -
    Other current assets                                                     16,000                         -
    Inventory                                                               208,000                   130,000
    Accounts payable                                                     13,628,000                 1,201,000
    Revenue payable                                                         222,000                   836,000
    Accrued expenses                                                        126,000                         -
                                                                  ----------------------   ------------------------
      Net cash provided by operating activities                          25,484,000                 3,546,000
Cash flows from investing activities:
  Acquisition of proved gas & oil properties-Devon                                -              (111,220,000)
  Acquisition of gas gathering pipelines-Devon                                    -               (21,864,000)
  Equipment, development & leasehold costs                              (48,287,000)               (6,425,000)
  Other assets                                                             (527,000)                 (188,000)
                                                                  ----------------------   ------------------------
      Net cash used in investing activities                             (48,814,000)             (139,697,000)
Cash flows from investing activities:
  Long-term debt                                                        136,118,000                89,450,000
  Repayments of note borrowings                                        (104,732,000)              (19,500,000)
  Proceeds from subordinated debt                                                 -                51,000,000
  Refinancing costs-UBS                                                  (4,942,000)                        -
  Accounts payable-Devon holdback                                                 -                12,417,000
  Dividends paid                                                             (6,000)                   (5,000)
  Proceeds from the issuance of common stock                                480,000                   500,000
  Change in other long-term liabilities                                    (638,000)                        -
                                                                  ----------------------   ------------------------
      Net cash provided by financing activities                          26,280,000               133,862,000
                                                                  ----------------------   ------------------------
  Net increase in cash                                                    2,950,000                (2,289,000)
  Cash, beginning of period                                               3,508,000                 2,689,000
                                                                  ----------------------   ------------------------
  Cash, end of period                                              $      6,458,000         $         400,000
                                                                  ======================   ========================


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

Contractual Obligations

      Future payments due on the Company's contractual obligations as of December 31, 2004 are as follows:


                               Total               2005            2006-2007       2008-2009         thereafter
                           -------------        -----------       -----------    ------------       -------------
Term B Note                $ 119,700,000        $ 1,200,000       $ 2,400,000    $  2,400,000       $ 113,700,000
Revolving Line of Credit      15,000,000                 --                --      15,000,000                  --
Notes payable                  1,713,000            554,000           927,000         134,000              98,000
Convertible debentures            50,000             50,000                --              --                  --
Subordinated debt             59,325,000                 --                --              --          59,325,000
                           -------------        -----------       -----------    ------------       -------------
Total                      $ 195,788,000        $ 1,804,000       $ 3,327,000    $ 17,534,000       $ 173,123,000
                           =============        ===========       ===========    ============       =============


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


/S/ MURRELL, HALL, MCINTOSH & CO., PLLP


Oklahoma City, Oklahoma
March 4, 2005
(except for Note 18, as to
which the date is October 17, 2005)



                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

Current assets:                                                                     December 31, 2004      May 31, 2004
                                                                                    -----------------------------------
  Cash                                                                              $    6,458,000        $   3,508,000
  Accounts receivable, trade                                                             6,204,000            7,097,000
  Other receivables                                                                        524,000              609,000
  Deposits on acquisition                                                                       --              216,000
  Other current assets                                                                     241,000              257,000
  Short-term derivative asset                                                              202,000                   --
  Inventory                                                                                284,000              492,000
                                                                                    -----------------------------------
    Total current assets                                                                13,913,000           12,179,000

Property and equipment, net of accumulated depreciation of $1,245,000 and $832,000       8,433,000            2,570,000

Pipeline assets, net of accumulated depreciation of $2,207,000 and $1,774,000           42,552,000           36,488,000
Pipeline assets under construction                                                      12,537,000                   --

Oil and gas properties:
  Properties being amortized                                                           154,427,000          123,161,000
  Properties not being amortized                                                        16,707,000           24,662,000
                                                                                    -----------------------------------
                                                                                       171,134,000          147,823,000
  Less:  Accumulated depreciation, depletion and amortization                          (16,069,000)          (8,881,000)
                                                                                    -----------------------------------
    Net property, plant and equipment                                                  155,065,000          138,942,000
Other assets, net                                                                        5,141,000              196,000
Long-term derivative asset                                                                 321,000                   --
                                                                                    -----------------------------------
    Total assets                                                                    $  237,962,000        $ 190,375,000
                                                                                    ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $   17,337,000        $   3,714,000
  Revenue payable                                                                        3,507,000            3,285,000
  Accrued expenses                                                                         588,000              462,000
  Current portion of notes payable                                                       1,804,000              336,000
  Short-term derivative liability                                                        9,513,000           10,087,000
                                                                                    -----------------------------------
    Total current liabilities                                                           32,749,000           17,884,000

Non-current liabilities:
  Long-term derivative liability                                                        12,964,000            9,701,000
  Asset retirement obligation                                                              871,000              717,000
  Convertible debentures                                                                    50,000               50,000
  Acquisition holdback payable                                                                  --              638,000
  Notes payable                                                                        136,413,000          105,027,000
  Less current maturities                                                               (1,804,000)            (336,000)
                                                                                    -----------------------------------
    Non-current liabilities                                                            148,494,000          115,797,000
Subordinated debt (including accrued interest)                                          59,325,000           54,459,000
                                                                                    -----------------------------------
    Total liabilities                                                                  240,568,000          188,140,000
Commitments and contingencies                                                                   --                   --
Stockholders' equity:
  10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized, 10,000 shares issued and outstanding at December 31 and
    May 31, 2004                                                                                --                   --
  Common stock, $.001 par value, 950,000,000 shares authorized, 14,249,694 and
    14,112,694 shares issued and outstanding at December 31 and May 31, 2004                14,000               14,000
  Additional paid-in capital                                                            17,184,000           16,642,000
  Accumulated other comprehensive income                                               (11,143,000)         (10,629,000)
  Accumulated deficit                                                                   (8,661,000)          (3,792,000)
                                                                                    -----------------------------------
Total stockholders' equity                                                              (2,606,000)           2,235,000
                                                                                    -----------------------------------
    Total liabilities and stockholders' equity                                      $  237,962,000          190,375,000
                                                                                    ===================================



The accompanying notes are an integral part of these consolidated financial statements.


                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Seven Months               Year Ended          Year Ended
                                                          Ended December 31,               May 31,             May 31,
                                                                2004                        2004                2003
                                                        -----------------------   -------------------------------------------
Revenue:
  Oil and gas sales                                      $       24,201,000            $ 28,147,000      $        8,345,000
  Gas pipeline revenue                                            1,918,000               2,707,000                 632,000
  Other revenue and expense                                          37,000                (843,000)               (879,000)
                                                        -----------------------   -------------------  ----------------------
    Total revenues                                               26,156,000              30,011,000               8,098,000

Costs and expenses:
  Oil and gas production                                          5,389,000               6,835,000               1,923,000
  Pipeline operating                                              3,653,000               3,506,000                 912,000
  General and administrative expenses                             2,681,000               2,555,000                 977,000
  Depreciation, depletion and amortization                        7,671,000               7,650,000               1,822,000
  Other costs of revenues                                                --                     --                   56,000
                                                        -----------------------   -------------------  ----------------------
    Total costs and expenses                                     19,394,000              20,546,000               5,690,000
                                                        -----------------------   -------------------  ----------------------

Operating income                                                  6,762,000               9,465,000               2,408,000

Other income (expense):
  Change in derivative fair value                                (1,487,000)             (2,013,000)             (4,867,000)
  Sale of assets                                                         --                  (6,000)                 (3,000)
  Interest expense                                              (10,147,000)             (8,057,000)               (727,000)
  Interest income                                                     9,000                   1,000                       --
                                                        -----------------------   -------------------  ----------------------
    Total other income and expense                              (11,625,000)            (10,075,000)             (5,597,000)
                                                        -----------------------   -------------------  ----------------------

Loss before income taxes                                         (4,863,000)               (610,000)              (3,189,000)
Deferred income tax benefit (expense)                                    --                 245,000                 (374,000)
                                                        -----------------------   -------------------  ----------------------

Net loss before cumulative effect of accounting change           (4,863,000)              (365,000)               (3,563,000)
Cumulative effect of accounting change, net of
  income tax of $19,000                                                  --                (28,000)                       --
                                                        -----------------------   -------------------  ----------------------
Net loss                                                         (4,863,000)              (393,000)               (3,563,000)
Preferred stock dividends                                            (6,000)               (10,000)                  (10,000)
                                                        -----------------------   -------------------  ----------------------
Net loss available to common shareholders                $       (4,869,000)           $  (403,000)      $        (3,573,000)
                                                        =======================   ===================  ======================

Loss per common share - basic:
  Loss before cumulative effect of accounting change     $            (0.34)           $     (0.03)      $             (0.35)
  Cumulative effect of accounting change                                 --                     --                        --
                                                        -----------------------   -------------------  ----------------------
                                                         $            (0.34)           $     (0.03)      $             (0.35)
                                                        =======================   ===================  ======================

Loss per common share - diluted:
  Loss before cumulative effect of accounting change     $            (0.34)           $     (0.03)      $             (0.35)
  Cumulative effect of accounting change                                 --                     --                        --
                                                       ------------------------   -------------------  ----------------------
                                                         $            (0.34)           $     (0.03)      $             (0.35)
                                                       ========================   ===================  ======================
Weighted average common and common equivalent
  shares outstanding:
  Basic                                                          14,153,381             13,970,880                10,236,288
                                                       ========================   ===================  ======================
  Diluted                                                        14,153,381             13,970,880                10,236,288
                                                       ========================   ===================  ======================



The accompanying notes are an integral part of these consolidated financial statements.



                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Seven Months               Year Ended          Year Ended
                                                          Ended December 31,               May 31,             May 31,
                                                                2004                        2004                2003
                                                        -----------------------   -------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                     $        (4,863,000)         $    (393,000)       $       (3,563,000)
  Adjustments to reconcile net income (loss) to cash
    provided by operations:
      Depreciation                                                  846,000                835,000                   210,000
      Depletion                                                   7,187,000              6,802,000                 1,612,000
      Accrued interest subordinated note                          4,866,000              3,459,000                        --
      Change in derivative fair value                             1,487,000              2,013,000                 4,867,000
      Cumulative effect of accounting change                             --                 47,000                        --
      Deferred income taxes                                              --               (263,000)                1,075,000
      Accretion of line of credit                                        --              1,204,000                   139,000
      Stock issued for retirement plan                                   --                121,000                        --
      Stock issued for director fees                                 62,000                     --                    62,000
      Stock issued for services                                          --                 94,000                    73,000
      Amortization of loan origination fees                         530,000                172,000                    20,000
      Amortization of deferred hedging gains                        163,000                     --                        --
      Other                                                          28,000                 44,000                        --
Change in assets and liabilities:
      Accounts receivable                                           893,000             (4,751,000)                 (295,000)
      Other receivables                                              85,000             (1,432,000)                   (8,000)
      Other current assets                                           16,000               (257,000)                       --
      Futures contract                                                   --                      --                   46,000
      Inventory                                                     208,000               (244,000)                 (157,000)
      Accounts payable                                           13,628,000              2,302,000                  (636,000)
      Revenue payable                                               222,000              2,221,000                   557,000
      Accrued expenses                                              126,000                223,000                   209,000
                                                        -----------------------   --------------------   --------------------
        Net cash provided by operating activities                25,484,000             12,197,000                 4,211,000

Cash flows from investing activities:
      Acquisition of proved oil and gas properties-Devon                 --           (111,849,000)                       --
      Acquisition of gas gathering pipeline - Devon                      --            (21,964,000)                       --
      Deposit on acquisition                                             --                     --                  (613,000)
      Other assets                                                 (527,000)              (393,000)                 (192,000)
      Equipment, development and leasehold costs                (48,287,000)           (12,628,000)               (7,999,000)
                                                        -----------------------   --------------------   --------------------
        Net cash used in investing activities                   (48,814,000)          (146,834,000)               (8,804,000)

Cash flows from financing activities:
      Long term debt                                            136,118,000            105,000,000                 6,573,000
      Repayments of note borrowings                            (104,732,000)           (21,682,000)                       --
      Proceeds from subordinated debt                                    --             51,000,000                        --
      Convertible debentures                                             --                     --                   165,000
      Refinancing costs - UBS                                    (4,942,000)                    --                        --
      Dividends paid                                                 (6,000)                    --                        --
      Change in other long-term liabilities                        (638,000)               638,000                        --
      Proceeds from issuance of common stock                        480,000                500,000                   467,000
                                                        -----------------------   --------------------   --------------------
        Net cash provided by financing activities                26,280,000            135,456,000                 7,205,000
                                                        -----------------------   --------------------   --------------------

Net increase (decrease) in cash                                   2,950,000                819,000                 2,612,000
Cash, beginning of period                                         3,508,000              2,689,000                    77,000
                                                        -----------------------   --------------------   --------------------
Cash, end of period                                     $         6,458,000          $   3,508,000        $        2,689,000
                                                        =======================   ===============-====   ====================




The accompanying notes are an integral part of these consolidated financial statements.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2004 AND YEARS ENDED MAY 31, 2004 and 2003


                                                                                            Accumulated
                                                    Preferred     Common     Additional       Other
                           Preferred     Common      Stock        Stock       Paid-In      Comprehensive   Accumulated
                            Shares       Shares     Par Value    Par Value    Capital      Income (Loss)    Deficit        Total
                           ----------  ----------  ------------  ----------  -----------  --------------  -----------  ------------
Balance, May 31, 2002         10,000    6,596,140  $        --   $  6,000    $ 4,442,000  $         --    $   164,000  $ 4,612,000

Stock sales for cash                       47,858                                 61,000                                    61,000
Stock issued for director fees             60,000                                 62,000                                    62,000
Stock issued for acquisition            5,380,785                   5,000      7,343,000                                 7,348,000
Stock issued for assets                   330,000                                343,000                                   343,000
Stock issued for leases                    11,775                                 10,000                                    10,000
Stock issued for services                  70,000                                 73,000                                    73,000
Stock issued for convertible debt         378,029                   1,000        446,000                                   447,000
Stock issued for options                  406,000                   1,000        405,000                                   406,000
Wells Fargo warrant                                                            1,343,000                                 1,343,000
Net income                                                                                                 (3,563,000)  (3,563,000)
                           ----------  ----------  ------------  ----------  -----------  --------------- ------------ ------------
Balance, May 31, 2003         10,000   13,280,587  $        --   $ 13,000    $14,528,000  $         --    $(3,399,000) $11,142,000
                           ----------  ----------  ------------  ----------  -----------  --------------- ------------ ------------

Comprehensive income:
Net loss                                                                                                     (393,000)    (393,000)
Other comprehensive loss, net of tax:
  Change in fixed-price contract and other
    derivative fair value                                                                   (10,044,000)               (10,044,000)
  Reclassification adjustments-contract settlements                                            (585,000)                  (585,000)
                                                                                                                       ------------
  Total comprehensive loss                                                                                             (11,022,000)
                                                                                                                       ------------
Stock sales for cash                      147,059                                500,000                                   500,000
Stock issued for acquisition              500,000                   1,000      1,219,000                                 1,220,000
Stock issued for services                  33,150                                 94,000                                    94,000
Stock issued for convertible debt          71,010                                180,000                                   180,000
Stock issued employees 401(k) plan         80,888                                121,000                                   121,000
                           ----------  ----------  ------------  ----------  -----------  --------------- ------------ ------------
Balance, May 31, 2004         10,000   14,112,694  $        --   $ 14,000    $16,642,000  $ (10,629,000)  $(3,792,000) $ 2,235,000
                           ----------  ----------  ------------  ----------  -----------  --------------- ------------ ------------

Comprehensive income:
Net loss                                                                                                   (4,863,000)  (4,863,000)
Other comprehensive loss, net of tax:
  Change in fixed-price contract and other
    derivative fair value                                                                    (5,258,000)                (5,258,000)
  Reclassification adjustments-contract settlements                                           4,744,000                  4,744,000
                                                                                                                       ------------
  Total comprehensive loss                                                                                              (5,377,000)
                                                                                                                       ------------
Dividends on preferred stock                                                                                   (6,000)      (6,000)
Stock sales for cash                      120,000                                480,000                                   480,000
Stock issued for services                  17,000                                 62,000                                    62,000
                           ----------  ----------  ------------  ----------  -----------  --------------- ------------ ------------
Balance, December 31, 2004    10,000   14,249,694  $        --   $ 14,000    $17,184,000  $ (11,143,000)  $(8,661,000) $(2,606,000)
                           ==========  ==========  ============  ==========  ===========  =============== ============ ============



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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Effect of a Change of Control.
-----------------------------

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effect of Early Termination of Quest Cherokee.
---------------------------------------------

      In the event that Quest Cherokee is dissolved on or before February 11, 2008 (an "Early Liquidation Event"), the holders of the subordinated promissory notes will be entitled to a make-whole payment. Initially, the make-whole payment was equal to the difference between the amount the holders of the subordinated promissory notes have received on account of principal and interest on the subordinated promissory notes and $76.5 million (150% of the original principal amount of the subordinated promissory notes). In connection with the purchase of additional subordinated promissory notes in February 2005, the Quest Cherokee limited liability company agreement was amended to change the make-whole payment to an amount equal to the difference between the amount the holders of the subordinated promissory notes have received on account of principal and interest on the subordinated promissory notes and 140% of the original principal amount of the subordinated promissory notes--this change effectively removed any make-whole premium with respect to the additional subordinated promissory notes issued in February 2005 in the event of an early liquidation of Quest Cherokee.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


      Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.


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

The estimated useful lives are as follows:

           Pipeline      40 years
           Buildings     25 years
           Equipment     10 years
           Vehicles       7 years

Other Dispositions

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Earnings Per Common Share

     SFAS 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 9 - Earnings Per Share, for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Although the Company's fixed-price contracts and interest rate swaps and caps may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 16 - Derivatives.

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      In accordance with the terms of the asset purchase agreement, the purchase price, current assets and certain assumed liabilities were allocated as follows:

           Current assets                    $   604,000
           Property and equipment              1,177,000
           Natural gas and oil properties      2,040,000
           Current liabilities                  (669,000)
           Long-term debt                       (112,000)
                                             -----------
           Net assets acquired               $ 3,040,000
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

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

           Current assets                    $  1,667,000
           Fixed assets                        15,497,000
           Current liabilities                 (1,620,000)
           Debt assumed                        (8,196,000)
                                             ------------
           Net assets acquired               $  7,348,000
                                             ============

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


please see the Company's Form 8-K filed January 6, 2004.


                                                         Seven Months
                                                      Ended December 31,                Years Ended May 31,
                                                  ------------------------      ----------------------------------------
                                                             2004                        2004                2003
                                                  ------------------------      -------------------    -----------------
Proforma revenue                                  $           26,156,000         $     45,241,000       $   26,033,000
Proforma net income (loss)                        $           (4,863,000)        $      2,311,000       $       67,000
Proforma net income (loss) per share              $                 (.34)        $            .17       $          .01


3. Long-Term Debt

      Long-term debt consists of the following:
                                                                                           December 31, 2004
                                                                                           -----------------

   Senior credit facility:
     Revolving loan                                                                          $  15,000,000
     Term Loan                                                                                 119,700,000

     Notes  payable to banks and finance  companies,  secured by  equipment  and vehicles,  due in installments  through February 2008 with interest ranging
     from 5.5% to 11.5% per annum                                                                1,713,000

     Convertible debentures - unsecured; interest accrues at 8% per annum                           50,000
                                                                                           -----------------

     Total long-term debt                                                                      136,463,000

     Less - current maturities                                                                   1,804,000
                                                                                           -----------------
     Total long term debt, net of current maturities                                         $ 134,659,000
                                                                                           =================
     Subordinated debt (inclusive of accrued interest)                                        $ 59,325,000
                                                                                           =================



      The aggregate scheduled maturities of notes payable, long-term debt and subordinated debt for the five years ending December 31, 2009 and thereafter were as follows as of December 31, 2004:

               2005                   $  1,804,000
               2006                      1,701,000
               2007                      1,626,000
               2008                      1,310,000
               2009                     16,224,000
               Thereafter              173,123,000
                                      ------------
                                      $195,788,000
                                      ============

UBS Credit Facility
-------------------

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          2.70 to 1.0 for each quarter for the year ended December 31, 2005;and

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

Subordinated Promissory Notes
-----------------------------
      In connection with the Devon asset acquisition, the Company issued a $51 million junior subordinated promissory note from ArcLight (the "Original Note") pursuant to the terms of a note purchase agreement. The Original

Note was purchased at par. The Original Note bears interest at 15% per annum and is subordinate and junior in right of payment to the prior payment in full of superior debts. Interest is payable quarterly in arrears; provided, however, that if Quest Cherokee is not permitted to pay cash interest on the Original Note under the terms of its senior debt facilities, then interest will be paid in the form of additional subordinated notes. Quest Cherokee paid a commitment fee of $1,020,000 to obtain this loan. This loan fee has been capitalized as part of the acquisition of assets from Devon.

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

Other Long-Term Indebtedness.
----------------------------

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Wells Fargo Energy Capital Warrant
----------------------------------

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

Convertible Debentures
----------------------

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


4. Stockholders' Equity


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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Other Comprehensive Income

       The components of other comprehensive loss and related tax effects for the seven-month transition period ended December 31, 2004 and the year ended May 31, 2004 are shown as follows:


                                                        Gross       Tax Effect       Net of Tax
                                                    ------------   ------------    -------------

Seven Months Ended  December 31, 2004:
  Change  in  fixed-price contract and other
    derivative fair value                           $ (5,258,000)  $         --    $  (5,258,000)
  Reclassification adjustments -
    contract settlements                               4,744,000             --        4,744,000
                                                    ------------   ------------    -------------
                                                    $   (514,000)  $         --    $    (514,000)
                                                    ============   ============    =============

Year Ended May 31, 2004:
  Change  in  fixed-price contract and other        $(11,132,000)  $ (1,088,000)   $ (10,044,000)
    derivative fair value
  Reclassification adjustments -
    contract settlements                                (649,000)       (64,000)        (585,000)
                                                    ------------   ------------    -------------
                                                    $(11,781,000)  $ (1,152,000)   $ (10,629,000)
                                                    ============   ============    =============


5. Income Taxes


      The components of income tax expense for the seven-month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004 are as follows:


                                   Seven Months Ended     Year Ended
                                   December 31, 2004     May 31, 2004
                                   ------------------   --------------

        Current tax expense:

        Federal                     $           --       $           --

        State                                   --                   --
                                    --------------       --------------
                                                --                   --
                                    --------------       --------------
        Deferred tax expense:

        Federal                                 --             (208,000)

        State                                   --              (37,000)
                                    --------------       --------------
                                                --             (245,000)
                                    --------------       --------------
                                    $           --       $     (245,000)
                                    ==============       ==============


      A reconciliation of income tax at the statutory rate to the Company's effective rate for the seven-month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004 is as follows:



                                   Seven Months Ended     Year Ended
                                   December 31, 2004     May 31, 2004

Computation of deferred income
tax expense (benefit) at
statutory rate                      $    (1,872,000)     $     (245,000)

Benefit allocated to minority
members of Quest Cherokee                   562,000                  --

Other                                       104,000                  --

Change in valuation allowance             1,206,000                  --
                                    ---------------      --------------
                                    $            --      $     (245,000)
                                    ===============      ==============


      The following temporary differences gave rise to the net deferred tax liabilities at December 31, 2004 and May 31, 2004:



                                   Seven Months Ended     Year Ended
                                   December 31, 2004     May 31, 2004
                                   ------------------   ----------------

Deferred tax liabilities,
non-current:

   Book basis in property and
     equipment in excess of tax
     basis, net of accumulated
     depreciation,
     depletion and amortization     $    (6,825,000)     $   (2,686,000)
                                    ---------------      ---------------

Deferred tax assets, current:

   Hedging contracts expenses
     per books but deferred for
     income tax reporting purposes        5,917,000           2,752,000

   Net operating loss
   carryforwards                          1,506,000                  --

   Percentage depletion
   carryforwards                            608,000                  --

   Other                                       --               (66,000)
                                    ---------------      ---------------
   Deferred tax assets                    8,031,000           2,686,000
                                    ---------------      ---------------
Net deferred tax (liability)
asset                                     1,206,000                  --

   Less:  Valuation allowance            (1,206,000)                 --
                                   ----------------      --------------
Total deferred tax (liability)
asset                              $             --      $           --
                                   ================      ==============


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


6. Related Party Transactions


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


7. Supplemental Cash Flow Information



                              Seven Months Ended          Year Ended          Year Ended
                              December 31, 2004          May 31, 2004        May 31, 2003
                              ------------------        --------------      --------------
Cash paid for interest        $       4,760,000         $   3,354,000       $     515,000
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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



8. Contingencies


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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


9. Earnings Per Share


      SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

     o For the seven-month transition period ended December 31, 2004 and for the fiscal years ended

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following reconciles the components of the EPS computation:


                                                                               Income               Shares          Per Share
                                                                             (Numerator)         (Denominator)       Amount
                                                                             -----------         -------------      ---------
For the seven months ended December 31, 2004:
      Net loss                                                             $   (4,863,000)
           Preferred stock dividends                                               (6,000)
                                                                           ---------------
      Basic EPS income available to common shareholders                    $   (4,869,000)         14,153,381       $  (0.34)
                                                                                                                     --------
      Effect of dilutive securities:
           None                                                                        --                  --
                                                                           ---------------       ------------

      Diluted EPS income available to common shareholders                  $   (4,869,000)         14,153,381       $  (0.34)
                                                                           ===============       ============       =========


For the fiscal year ended May 31, 2004:
      Income (loss) before cumulative effect of accounting change,
           net of tax                                                      $     (365,000)
           Preferred stock dividends                                              (10,000)
                                                                           ---------------
      Basic EPS income (loss) available to common shareholders
           before cumulative effect of accounting change,  net of tax      $     (375,000)         13,970,880       $  (0.03)
                                                                                                                     --------
      Effect of dilutive securities:
           None                                                                        --                  --
                                                                            --------------       ------------

      Diluted EPS income available to common shareholders                  $     (375,000)         13,970,880       $  (0.03)
                                                                            ==============       ============       =========


For the fiscal year ended May 31, 2003:
      Net loss                                                             $   (3,563,000)
           Preferred stock dividends                                              (10,000)
                                                                           ---------------
      Basic EPS income available to common shareholders                    $   (3,573,000)         10,236,288       $  (0.35)
                                                                                                                     --------
      Effect of dilutive securities:
           None                                                                        --                 --
                                                                           ---------------       ------------

      Diluted EPS income available to common shareholders                  $   (3,573,000)         10,236,288       $  (0.35)
                                                                          ===============        ============       =========


10. Asset Retirement Obligation

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      The following table provides a roll forward of the asset retirement obligations for the seven-month transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004:

                                                           Seven Months Ended          Year Ended
                                                           December 31, 2004          May 31, 2004
                                                        -----------------------------------------------
Asset retirement obligation beginning
     balance                                                    $   717,000          $   254,000
Liabilities incurred                                                129,000              457,000
Liabilities settled                                                  (3,000)              (6,000)
Accretion expense                                                    28,000               12,000
Revisions in estimated cash flows                                        --                   --
                                                        -----------------------------------------------

Asset retirement obligation ending balance                      $   871,000          $   717,000
                                                        ===============================================




11. Stock Options


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


                                                                 Weighted
                                                                  Average
                                               Shares         Exercise Price
                                             ----------      ----------------
      Outstanding at beginning of year         400,000        $        1.00
      Granted                                    --                    --
      Exercised                               (400,000)                 1.00
      Forfeited                                  --                    --
                                             ----------     ----------------
        Outstanding at the end of year           --          $         --
                                             ==========     ================



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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.   Operating Leases


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


14.   Major Purchasers


      The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 95% of total natural gas and oil revenues for the seven-month transition period ended December 31, 2004 and 90% for the fiscal years ended May 31, 2004 and May 31, 2003.


15.   Financial Instruments


      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of December 31, 2004 and May 31, 2004 and the methods and assumptions used to estimate their fair value:




                                                        December 31, 2004                                 May 31, 2004
                                          ----------------------------------------------------------------------------------------
                                              Carrying Amount           Fair Value           Carrying Amount           Fair Value
                                          ----------------------------------------------------------------------------------------
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

      The fair value of all derivative instruments as of December 31, 2004 and May 31, 2004 was based upon estimates determined by our counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors. See Note 16 - Derivatives.

      Derivative assets and liabilities reflected as current in the December 31, 2004 and May 31, 2004 balance sheets represent the estimated fair value of fixed-price contract and interest rate swap and cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices and interest rates in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


or realized in any way.



16. Derivatives


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



                                                              Years Ending December 31,
                                --------------------------------------------------------------------------
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


                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (1) The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

     (2)  Assumes ceiling prices for natural gas collar volumes.

     The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See Note 15 - Financial Instruments.

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


     Based upon market prices at December 31, 2004, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $9.5 million.


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


     For interest rate swaps and caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate swaps and caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company's interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate swaps and caps are recorded as assets or liabilities in the balance sheet. Based upon market prices at December 31, 2004, the estimated amount of unrealized gains for interest rate swaps and caps shown as adjustments to change in derivative fair value in the statement of operations that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $202,000.


     During the seven months ended December 31, 2004, the Company entered into the following interest rate swaps and caps:




                                                                                                        Fair Value as
                                                                       Fixed Rate      Floating        of December 31,
 Instrument Type       Term                         Notional Amount    / Cap Rate        Rate                2004
--------------------------------------------------------------------------------------------------------------------------
                                                    $58,250,000          2.795%        3-month

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 Interest Rate Swap    March 2005 - March 2006      $53,875,000                         LIBOR           $    255,000
                                                    $98,705,000                        3-month
 Interest Rate Cap     March 2006 - Sept. 2007      $70,174,600          5.000%          LIBOR          $    268,000



Change in Derivative Fair Value

     Change in derivative fair value in the statements of operations for the seven-month transition period ended December 31, 2004 and for the fiscal years ended May 31, 2004 and May 31, 2003 is comprised of the following:



                                                             Seven Months
                                                                Ended            Year Ended       Year Ended
                                                             December 31,          May 31,          May 31,
                                                                 2004               2004             2003
                                                          ------------------------------------------------------
  Change in fair value of derivatives not qualifying as
    cash flow hedges                                       $    (269,000)   $   (1,740,000)   $   (4,867,000)
  Amortization of derivative fair value gains and
    losses recognized in earnings prior to actual cash
    settlements                                                  565,000           888,000                --
  Ineffective portion of derivatives qualifying as cash
    flow hedges                                               (1,783,000)      (1,161,000)                --
                                                          ------------------------------------------------------
                                                           $  (1,487,000)   $  (2,013,000)    $   (4,867,000)
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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17. SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)


Net Capitalized Costs

     The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:


                                                                December 31,         May 31,
                                                              ----------------   ----------------
Natural gas and oil properties and related lease equipment:       2004                2004
                                                              ----------------   ----------------
  Proved                                                       $ 154,427,000      $ 123,161,000
  Unproved                                                        16,707,000         24,662,000
                                                              ----------------   ----------------
                                                                 171,134,000        147,823,000
Accumulated depreciation and depletion                           (16,069,000)        (8,881,000)
                                                              ----------------   ----------------
  Net capitalized costs                                        $ 155,065,000      $ 138,942,000
                                                              ================   ================


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

Costs Incurred

     Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:



                                                    Seven Months
                                                 Ended December 31,         Years Ended May 31,
                                                --------------------   -------------------------------
                                                         2004               2004           2003
                                                --------------------------------------  --------------
Acquisition of properties proved and unproved        $          -        $115,069,000    $ 9,716,000
Development costs                                      23,192,000          11,621,000      7,430,000
                                                --------------------------------------  --------------
                                                     $ 23,192,000        $126,690,000    $17,146,000
                                                ====================   ===============  ==============


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




                                                    Seven Months
                                                 Ended December 31,         Years Ended May 31,
                                                --------------------   -------------------------------
                                                         2004               2004           2003
                                                --------------------------------------  --------------
Production revenues                                  $ 24,201,000        $ 28,147,000    $ 8,345,000
Production costs                                       (5,389,000)         (6,835,000)    (1,923,000)
Depreciation and depletion                             (7,187,000)         (6,802,000)    (1,612,000)
                                                --------------------   ---------------  --------------
                                                       11,625,000          14,510,000      4,810,000
Imputed income tax provision(1)                        (4,650,000)         (5,804,000)    (1,924,000)
                                                --------------------   ---------------  --------------
Results of operation for natural gas/oil
producing activity                                   $  6,975,000        $  8,706,000    $ 2,886,000
                                                ====================   ===============  ==============

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




                                            Gas - mcf          Oil - bbls
                                       ------------------  ------------------
Proved reserves:
  Balance, May 31, 2002                       14,869,970          223,206
    Purchase of reserves-in-place             12,568,000               --
    Extensions and discoveries                 2,321,343               --
    Revisions of previous estimates                   --         (166,000)
    Production                                (1,488,679)         (14,123)
                                       ------------------  ------------------
  Balance, May 31, 2003                       28,270,634           43,083

    Purchase of reserves-in-place             99,700,000               --
          Extensions and discoveries          11,219,900           22,571
          Revisions of previous estimates        (84,126)              --
          Production                          (5,530,208)          (8,549)
                                       ------------------  ------------------
  Balance, May 31, 2004                      133,576,200           57,105
          Purchase of reserves-in-place               --               --
          Extensions and discoveries          21,281,611               --
          Revisions of previous estimates             --           (3,720)
          Production                          (5,013,911)          (5,551)
                                       ------------------  ------------------
  Balance, December 31, 2004                 149,843,900           47,834
                                       ==================  ==================

Proved developed reserves:
  Balance, May 31, 2003                       14,016,064           43,083
  Balance, May 31, 2004                       62,558,920           57,105
  Balance, December 31, 2004                  81,467,220           47,834



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





                                                         Seven Months
                                                      Ended December 31,         Years Ended May 31,
                                                     --------------------   ---------------------------------
                                                              2004               2004           2003
                                                     --------------------   ----------------  ---------------
Future production revenues(1)                             $ 959,591,000       $ 796,329,000   $ 136,820,000
Future production costs                                    (274,015,000)       (264,810,000)    (34,975,000)
Future development costs                                    (74,470,000)        (48,773,000)     (6,273,000)
                                                     --------------------   ----------------  ---------------
Future cash flows before income taxes                       611,106,000         482,746,000      95,572,000


                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Future income tax                                          (160,734,000)       (128,000,000)    (31,267,000)
                                                     --------------------   ----------------  ---------------
Future net cash flows                                       450,372,000         354,746,000      64,305,000
Effect of discounting future annual
cash flows at 10%                                          (154,769,000)       (120,802,000)    (17,237,000)
                                                     --------------------   ----------------  ---------------
Standardized measure of discounted net cash flows
before hedges                                               295,603,000         233,944,000      47,068,000
Future hedge settlements                                    (21,954,000)        (19,788,000)     (4,867,000)
                                                     --------------------   ----------------  ---------------
Standardized measure of discounted net cash flows
after hedges                                              $ 273,649,000       $ 214,156,000   $  42,201,000
                                                     ====================   ================  ===============




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

     The principal changes in the standardized measure of discounted future net cash flows relating to proven natural gas and oil properties were as follows:





                                                    Seven Months
                                                 Ended December 31,         Years Ended May 31,
                                                --------------------   ---------------------------------
                                                         2004               2004           2003
                                                --------------------   ----------------  ---------------

Sales and transfers of natural gas and oil,
net of production costs                              $ (18,419,000)      $ (21,312,000)  $  (6,422,000)
Net changes in prices and production costs              45,264,000           7,461,000      22,984,000
Acquisitions of natural gas and oil in
place - less related production costs                            -         217,924,000      36,106,000
Extensions and discoveries, less related
production costs                                        46,686,000          19,956,000       6,675,000
Revisions of previous quantity estimates
less related production costs                            5,004,000          22,722,000      (3,717,000)
Accretion of discount                                    4,609,000           3,917,000       2,555,000
Net change in income taxes                             (21,485,000)        (63,792,000)    (22,780,000)
                                                --------------------   ----------------  ---------------
Total change in standardized measure of
discounted future net cash flows                     $  61,659,000       $ 186,876,000   $  35,401,000
                                                ====================   ================  ===============



     The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at December 31, 2004 and May 31, 2004 and 2003:






                                                    Seven Months
                                                 Ended December 31,         Years Ended May 31,
                                                --------------------   ---------------------------------
                                                         2004               2004           2003
                                                --------------------   ----------------  ---------------

Standardized measure of discounted
future net cash flows                                $ 295,603,000       $ 233,944,000   $  47,068,000
Proved natural gas & oil property net of
accumulated depletion                                  138,358,000         114,280,000      16,694,000
                                                --------------------   ----------------  ---------------
Standardized measure of discounted future net
cash flows in excess of net carrying value of
proved natural gas & oil properties                  $ 157,245,000       $ 119,664,000   $  30,374,000
                                                ====================   ================  ===============




18.  Comparison of Certain Financial Data Due To Change in Fiscal Year End

Seven months ended December 31, 2004 compared to the seven months ended December 31, 2003

     The Company has changed its fiscal year-end from May 31 to December 31. As a result of this change, the Company has prepared financial statements for the seven-month transition period ended December 31, 2004.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Accordingly, the following results of operations compares audited balances for the seven months ended December 31, 2004 to the unaudited balances for the seven months ended December 31, 2003.



                                                                                   Seven months ended December 31,
                                                                         ----------------------- -- --------------------------
                                                                                  2004                        2003
                                                                         -----------------------    --------------------------
                                                                                                           (unaudited)
Oil and gas sales                                                         $   24,201,000                  $    8,755,000
Gas pipeline revenue                                                           1,918,000                       1,289,000
Other revenue and expense                                                         37,000                      (1,356,000)
                                                                         -----------------------    --------------------------
  Total revenues                                                              26,156,000                       8,688,000

Oil and gas production                                                         5,389,000                       2,267,000
Pipeline operating                                                             3,653,000                       1,140,000
General & administrative expense                                               2,681,000                         831,000
Depreciation, depletion & amortization                                         7,671,000                       2,235,000
Other costs of revenues                                                               --                          (8,000)
                                                                         -----------------------    --------------------------
  Total costs and expenses                                                    19,394,000                       6,465,000
                                                                         -----------------------    --------------------------

Operating income                                                               6,762,000                       2,223,000

  Change in derivative fair value                                             (1,487,000)                      3,312,000
  Interest expense                                                           (10,147,000)                     (2,377,000)
  Interest income                                                                  9,000                              --
                                                                         -----------------------    --------------------------

Income (loss) before income taxes                                             (4,863,000)                      3,158,000
Deferred income tax (expense)                                                         --                      (1,263,000)
                                                                         -----------------------    --------------------------
Net income (loss) before cumulative effect of accounting change               (4,863,000)                      1,895,000
Cumulative effect of accounting change, net of income tax of $19,000                   _                         (28,000)
                                                                         -----------------------    --------------------------
Net loss                                                                      (4,863,000)                      1,867,000
Preferred stock dividends                                                         (6,000)                         (6,000)
                                                                         -----------------------    --------------------------
Net loss available to common shareholders                                 $   (4,869,000)                 $    1,861,000
                                                                         =======================    ==========================

Loss per common share - basic:
  Loss before cumulative effect of accounting change                      $        (0.34)                 $          0.14
  Cumulative effect of accounting change                                                -                           (0.01)
                                                                         -----------------------    --------------------------
                                                                          $        (0.34)                 $          0.13
                                                                         =======================    ==========================

Loss per common share - diluted:
  Loss before cumulative effect of accounting change                      $        (0.34)                 $          0.12
  Cumulative effect of accounting change                                                -                               -
                                                                         -----------------------    --------------------------
                                                                          $        (0.34)                 $          0.12
                                                                         =======================    ==========================

Weighted average common and common equivalent shares
outstanding:
  Basic                                                                        14,153,381                      13,921,826
                                                                         =======================    ==========================
  Diluted                                                                      14,153,381                      15,533,289
                                                                         =======================    ==========================


     The following analysis of cash flows compares the audited seven months ended December 31, 2004 to the seven months ended December 31, 2003.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                   Seven months ended December 31,
                                                                         ----------------------- -- --------------------------
                                                                                  2004                        2003
                                                                         -----------------------    --------------------------
                                                                                                          (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                          $ (4,863,000)                $  1,895,000
  Adjustments to reconcile net income (loss) to cash provided by operations:
       Depreciation & depletion                                                 8,033,000                    2,235,000
       Accrued interest subordinated notes                                      4,866,000                      210,000
       Change in derivative fair value                                          1,487,000                   (3,312,000)
       Cumulative effect of accounting change                                           -                       47,000
       Deferred income taxes                                                            -                    1,263,000
       Accretion of line of credit                                                      -                    1,204,000
       Stock issued for services                                                        -                       62,000
       Stock issued for director fees                                              62,000                            -
       Amortization of loan origination fees                                      530,000                      172,000
       Other                                                                      191,000                            -
Change in assets and liabilities:
       Accounts receivable                                                        893,000                   (2,397,000)
       Other receivables                                                           85,000                            -
       Other current assets                                                        16,000                            -
       Inventory                                                                  208,000                      130,000
       Accounts payable                                                        13,628,000                    1,201,000
       Revenue payable                                                            222,000                      836,000
       Accrued expenses                                                           126,000                            -
                                                                         -----------------------    --------------------------
         Net cash provided by operating activities                             25,484,000                    3,546,000
Cash flows from investing activities:
       Acquisition of proved gas & oil properties-Devon                                 -                 (111,220,000)
       Acquisition of gas gathering pipelines-Devon                                     -                  (21,864,000)
       Equipment, development & leasehold costs                               (48,287,000)                  (6,425,000)
       Other assets                                                              (527,000)                    (188,000)
                                                                         -----------------------    --------------------------
         Net cash used in investing activities                                (48,814,000)                (139,697,000)
Cash flows from investing activities:
       Long-term debt                                                         136,118,000                   89,450,000
       Repayments of note borrowings                                         (104,732,000)                 (19,500,000)
       Proceeds from subordinated debt                                                  -                   51,000,000
       Refinancing costs-UBS                                                   (4,942,000)                           -
       Accounts payable-Devon holdback                                                  -                   12,417,000
       Dividends paid                                                              (6,000)                      (5,000)
       Proceeds from the issuance of common stock                                 480,000                      500,000
       Change in other long-term liabilities                                     (638,000)                           -
                                                                         -----------------------    --------------------------
         Net cash provided by financing activities                             26,280,000                  133,862,000
                                                                         -----------------------    --------------------------
       Net increase in cash                                                     2,950,000                   (2,289,000)
       Cash, beginning of period                                                3,508,000                    2,689,000
                                                                         -----------------------    --------------------------
       Cash, end of period                                                   $  6,458,000                 $    400,000
                                                                         =======================    ==========================


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          NONE.

ITEM 8A.  CONTROLS AND PROCEDURES


     The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, the Company's disclosure controls and procedures are effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are effective to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


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


                                Quest Resource Corporation

                                /s/ Jerry D. Cash
                                ---------------------------------------
                                Jerry D. Cash
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                       Title                                          Date



/s/ Jerry D. Cash                Director and Chief Executive Officer          October 18, 2005
------------------------
Jerry D. Cash


/s/ John C. Garrison             Director                                      October 18, 2005
------------------------
John C. Garrison


/s/ James B. Kite, Jr.          Director                                       October 18, 2005
------------------------
James B. Kite, Jr.


/s/ David E. Grose              Principal Financial and Accounting Officer     October 18, 2005
------------------------
David E. Grose



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

     21.1***  List of Subsidiaries.

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

     99.1**   Risk Factors.


-------------------
*           Incorporated by reference.
**          Previously filed
***         Filed herewith.