Form 10-Q/A
period 2005-03-31
QUEST RESOURCE CORP
filed 2005-10-20
CIK 775351

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

     This Form 10-Q/A (Amendment No. 1) is being filed by Quest Resource Corporation to amend its Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the Securities and Exchange Commission (the "SEC") on May 17, 2005. This Amendment No. 1 reflects certain revisions in response to comments received from the SEC.

     The following items in Part I of this Amendment No. 1 have been modified:

          1.   Item 1 - Financial Statements - Footnotes 2 and 5;

          2. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and

          3.   Item 4 - Controls and Procedures.

     This Amendment No. 1 also contains updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                           QUEST RESOURCE CORPORATION


                                   FORM 10-Q/A
                                (Amendment No. 1)


                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................4

      Item 1.   Financial Statements...........................................4


                  Consolidated Balance Sheets:
                    March 31, 2005 and December 31, 2004.....................F-1

                  Consolidated Statements of Operations and Comprehensive
                    Income:
                    Three months ended March 31, 2005 and 2004...............F-3

                  Consolidated Statements of Cash Flows:
                  Three months ended March 31, 2005 and 2004.................F-4

                  Condensed Notes to Consolidated Financial Statements.......F-5


      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of  Operations.....................................5

                Forward-looking Information....................................5

                Business of Issuer.............................................5

                Significant Developments
                   during the three months ended March 31, 2005................5

                Results of Operations..........................................5

                Liquidity and Capital Resources................................6

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk....12

      Item 4.   Controls and Procedures.......................................15

PART II - OTHER INFORMATION...................................................15

      Item 1.   Legal Proceedings.............................................15

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...15

      Item 3.   Defaults Upon Senior Securities...............................15

      Item 4.   Submission of Matters to a Vote of Security Holders...........16

      Item 5.   Other Information.............................................16

      Item 6.   Exhibits......................................................16


SIGNATURES....................................................................17

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

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


     The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A (Amendment No. 2) for the transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004.


Change in Fiscal Year End
-------------------------


     The  Company  elected to change its fiscal year end to December 31 from May
31. The Company filed a transition report on Form 10-KSB/A (Amendment No. 2) covering the period from June 1, 2004 to December 31, 2004.

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                               March 31,      December 31,
                                                                                                 2005             2004
                                                                                            --------------   -------------
                                                    A S S E T S                              (unaudited)
Current assets:
     Cash                                                                                   $   4,448,000    $   6,458,000
     Accounts receivable, trade                                                                 6,053,000        6,204,000
     Other receivables                                                                            525,000          524,000
     Other current assets                                                                         665,000          241,000
     Short-term derivative asset                                                                  502,000          202,000
     Inventory                                                                                    379,000          284,000
                                                                                            --------------   --------------
         Total current assets                                                                  12,572,000       13,913,000

Property and equipment, net of accumulated depreciation of $1,470,000 and
     $1,245,000, respectively                                                                   8,734,000        8,433,000

Pipeline assets, net of accumulated depreciation of $2,405,000 and
     $2,207,000, respectively                                                                  43,902,000       42,552,000
Pipeline assets under construction                                                             15,019,000       12,537,000
Oil and gas properties:
     Properties being amortized                                                               163,568,000      154,427,000
     Properties not being amortized                                                            17,221,000       16,707,000
                                                                                            --------------   --------------
                                                                                              180,789,000      171,134,000
     Less:  Accumulated depreciation, depletion and amortization                              (19,192,000)     (16,069,000)
                                                                                            --------------   --------------
         Net property, plant and equipment                                                    161,597,000      155,065,000
Other assets, net                                                                               5,292,000        5,141,000
Long-term derivative asset                                                                        340,000          321,000
                                                                                            --------------   --------------
Total assets                                                                                $ 247,456,000    $ 237,962,000
                                                                                            ==============   ==============


                           L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y  (DEFICIT)

Current liabilities:
     Accounts payable                                                                       $  12,836,000    $  17,337,000
     Oil and gas payable                                                                        3,144,000        3,507,000
     Accrued expenses                                                                             388,000          588,000
     Current portion of notes payable                                                           2,119,000        1,804,000
     Short-term derivative liability                                                           22,194,000        9,513,000
                                                                                            --------------   --------------

         Total current liabilities                                                             40,681,000       32,749,000

Non-current liabilities:
     Long-term derivative liability                                                            20,757,000       12,964,000
     Asset retirement obligation                                                                  938,000          871,000
     Convertible debentures                                                                        50,000           50,000
     Notes payable                                                                            138,312,000      136,413,000
     Less current maturities                                                                   (2,119,000)      (1,804,000)
                                                                                            --------------   --------------

         Non-current liabilities                                                              157,938,000      148,494,000
Subordinated debt (including accrued interest)                                                 73,723,000       59,325,000
Deferred income tax payable                                                                             -               --
                                                                                            --------------   --------------

Total liabilities                                                                             272,342,000      240,568,000
                                                                                            --------------   --------------

Commitments and contingencies                                                                          --              --

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 50,000,000 shares authorized
         10,000 shares issued and outstanding                                                          --              --
     Common Stock, $.001 par value, 950,000,000 shares authorized
         14,249,694 and 14,021,036 shares issued and outstanding                                   14,000           14,000


                     The accompanying notes are an integral part of these consolidated statements.



     Additional paid in capital                                                                17,184,000       17,184,000
     Accumulated other comprehensive loss                                                     (32,323,000)     (11,143,000)
     Accumulated deficit                                                                       (9,761,000)      (8,661,000)
                                                                                            --------------   --------------

Total stockholders' equity (deficit)                                                          (24,886,000)      (2,606,000)
                                                                                            --------------   --------------

Total liabilities and stockholders' equity (deficit)                                        $ 247,456,000    $ 237,962,000
                                                                                            ==============   ==============



                     The accompanying notes are an integral part of these consolidated statements.

                  QUEST RESOURCE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                             Three months ended March 31,
                                                                                            -------------------------------
                                                                                                2005              2004
                                                                                            --------------   --------------

Revenue:
     Oil and gas sales                                                                      $  11,266,000    $  10,782,000
     Gas pipeline revenue                                                                         806,000          760,000
     Other revenue and (expense)                                                                  (21,000)           6,000
                                                                                            --------------   --------------
         Total revenues                                                                        12,051,000       11,548,000

Costs and expenses:
     Oil and gas production                                                                     2,309,000        2,439,000
     Pipeline operating                                                                         1,770,000        1,202,000
     General and administrative                                                                   971,000          983,000
     Depreciation, depletion and amortization                                                   3,354,000        3,277,000
                                                                                            --------------   --------------
         Total costs and expenses                                                               8,404,000        7,901,000
                                                                                            --------------   --------------

Operating income                                                                                3,647,000        3,647,000
                                                                                            --------------   --------------

Other income (expense):
     Change in derivative fair value                                                              444,000       (5,913,000)
     Interest income                                                                                4,000               --
     Interest expense                                                                          (5,193,000)      (3,380,000)
                                                                                          ----------------   --------------

      Total other expense                                                                      (4,745,000)      (9,293,000)
                                                                                          ----------------   --------------

Loss before income taxes                                                                       (1,098,000)      (5,646,000)
Income tax expense - deferred                                                                           -                -
                                                                                            --------------   --------------

Net loss                                                                                       (1,098,000)      (5,646,000)
                                                                                            --------------   --------------
Other comprehensive loss, net of tax:
     Change in fixed-price contract and other derivative
              fair value, net of tax of $0 and $0                                             (23,410,000)      (1,027,000)
     Reclassification adjustments - contract settlements,
         net of tax of $0 and $0                                                                2,230,000          692,000
                                                                                            --------------   --------------
     Other comprehensive loss                                                                 (21,180,000)        (335,000)
                                                                                            --------------   --------------
Comprehensive loss                                                                            (22,278,000)      (5,981,000)
                                                                                            --------------   --------------

Net loss                                                                                       (1,098,000)      (5,646,000)
Preferred stock dividends                                                                          (2,000)          (2,000)
                                                                                            --------------   --------------

Net loss available to common shareholders                                                   $  (1,100,000)   $  (5,648,000)
                                                                                            ==============   ==============
Earnings (loss) per common share - basic:
     Loss                                                                                   $       (0.08)   $       (0.40)
                                                                                            ==============   ==============
Earnings (loss) per common share - diluted:
     Loss                                                                                   $       (0.08)   $       (0.40)
                                                                                            ==============   ==============
Weighted average common and common equivalent shares outstanding:
     Basic                                                                                     14,249,694       14,021,306
     Diluted                                                                                   14,249,694       14,021,306

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

                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A (Amendment No. 2) for the transition period ended December 31, 2004.

      Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Ownership of Subsidiaries; Formation of Quest Cherokee.
------------------------------------------------------

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

Mangement of Quest Cherokee.

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

                                      Nine Months
                                        Ending                  Years Ending December 31,
                                      December 31,     -------------------------------------------
                                         2005          2006            2007            2008          Total
                                         ----          ----            ----            ----          -----
                                                       (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)               4,184,000       5,614,000        -               -               9,798,000
Weighted-avg fixed
   price per MMBtu (1)            $      4.69     $      4.53        -               -            $       4.61
Fixed-price sales                 $    19,603     $    25,433        -               -            $     45,036
Fair value, net                   $   (12,435)    $   (17,159)       -               -            $    (29,594)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                            2,231,000       1,825,000       3,650,000       2,928,000       10,634,000
   Ceiling                          2,231,000       1,825,000       3,650,000       2,928,000       10,634,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                          $      5.21     $      5.30     $      4.83     $      4.50     $       4.90
   Ceiling                        $      6.26     $      6.35     $      5.83     $      5.52     $       5.92
Fixed-price sales (2)             $    13,956     $    11,589     $    21,279     $    16,163     $     62,987
Fair value, net                   $    (3,020)    $    (2,628)    $    (4,643)    $    (3,066)    $    (13,357)

Total Natural Gas Contracts:
Contract vols (MMBtu)               6,415,000       7,439,000       3,650,000       2,928,000       20,432,000
Weighted-avg fixed
   price per MMBtu (1)            $      5.23     $      4.98     $      5.83     $      5.52     $       5.29
Fixed-price sales (2)             $    33,559     $    37,022     $    21,279     $    16,163     $    108,023
Fair value, net                   $   (15,455)    $   (19,787)    $    (4,643)    $    (3,066)    $    (42,951)


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


     Based upon market prices at March 31, 2005, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $22.2 million.


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


     For interest rate swaps and caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate swaps and caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company's interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate swaps and caps are recorded as assets or liabilities in the balance sheet. Based upon market prices at March 31, 2005, the estimated amount of unrealized gains for interest rate swaps and caps shown as adjustments to change in derivative fair value in the statement of operations that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $502,000.


     At March 31, 2005, the Company had outstanding the following interest rate swaps and caps:

                                                                                                        Fair Value as
                                                            Notional        Fixed Rate      Floating    of March 31,
  Instrument Type                     Term                  Amount (1)      / Cap Rate        Rate      2005
---------------------------------------------------------------------------------------------------------------------
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

Change in Derivative Fair Value

     Change in derivative fair value in the statements of operations for the three months ended March 31, 2005 and 2004 is comprised of the following:

                                                               Three Months Ended March 31,
                                                             -------------------------------
                                                                   2005              2004
                                                             -------------------------------
     Change in fair value of derivatives not qualifying as
          cash flow hedges                                   $  (538,000)       $ (5,182,000)


                   QUEST RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                                               Three Months Ended March 31,
                                                             -------------------------------
                                                                   2005              2004
                                                             -------------------------------
     Amortization of derivative fair value gains and
          losses  recognized  in  earnings  prior to actual
          cash settlements                                       186,000            (648,000)
     Ineffective portion of derivatives qualifying as cash
          flow hedges                                            796,000             (83,000)
                                                             -------------------------------
                                                             $   444,000        $ (5,913,000)
                                                             ===============================

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


Fair Value of Financial Instruments

      The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of March 31, 2005 and December 31, 2004 and the methods and assumptions used to estimate their fair value:

                                                      March 31, 2005            December 31, 2004
                                                     ----------------           -----------------
Derivative assets:
   Interest rate swaps and caps                      $        842,000           $        523,000
Derivative liabilities:
   Fixed-price natural gas collars                   $    (13,357,000)          $     (4,802,000)
   Fixed-price natural gas swaps                     $    (29,594,000)          $    (17,675,000)
Bank debt                                            $   (136,400,000)          $   (134,700,000)
Other financing agreements                           $     (1,962,000)          $     (1,763,000)
Subordinated debt (inclusive of accrued interest)    $    (73,723,000)          $    (59,325,000)


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

The following reconciles the components of the EPS computation:

                                                                   Income           Shares       Per Share
                                                                 (Numerator)     (Denominator)    Amount
                                                                 -----------     -------------    ------

For the three months ended March 31, 2005:
     Net loss                                                  $   (1,098,000)
     Preferred stock dividends                                         (2,000)
                                                               --------------
     Basic EPS loss available to common shareholders           $   (1,100,000)     14,249,694    $ (0.08)
                                                                                                 --------

     Effect of dilutive securities:
         None                                                            --              --
                                                               --------------      ----------

     Diluted EPS loss available to common shareholders         $   (1,100,000)     14,249,694    $ (0.08)
                                                               ==============      ==========    ========

For the three months ended March 31, 2004:
     Net loss                                                  $   (5,646,000)
     Preferred stock dividends                                         (2,000)
                                                               --------------
     Basic EPS loss available to common shareholders           $   (5,648,000)     14,021,306    $ (0.40)
                                                                                                 --------
     Effect of dilutive securities:
         None                                                            --              --
                                                               --------------      ----------

     Diluted EPS loss available to common shareholders         $   (5,648,000)     14,021,306    $ (0.40)
                                                               ===============     ==========    =======

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

Critical Accounting Policies


     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is described in Note 2 to the consolidated financial statements.

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



                                      Nine Months
                                        Ending                              Years Ending December 31,
                                      December 31,     -------------------------------------------------------
                                        2005          2006            2007            2008          Total
                                        ----          ----            ----            ----          -----
                                                          (dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)                 4,184,000      5,614,000        -               -              9,798,000
Weighted-avg fixed
   price per MMBtu (1)            $       4.69    $       4.53        -               -           $       4.61
Fixed-price sales                 $     19,603    $     25,433        -               -           $     45,036
Fair value, net                   $    (12,435)   $    (17,159)       -               -           $    (29,594)

Natural Gas Collars:
Contract vols (MMBtu):
   Floor                             2,231,000       1,825,000      3,650,000        2,928,000      10,634,000
   Ceiling                           2,231,000       1,825,000      3,650,000        2,928,000      10,634,000
Weighted-avg fixed
   price per MMBtu (1):
   Floor                          $       5.21    $       5.30    $      4.83      $      4.50     $      4.90
   Ceiling                        $       6.26    $       6.35    $      5.83      $      5.52     $      5.92
Fixed-price sales (2)             $     13,956    $     11,589    $    21,279      $    16,163     $    62,987
Fair value, net                   $     (3,020)   $     (2,628)   $    (4,643)     $    (3,066)    $   (13,357)

Total Natural Gas Contracts:
Contract vols (MMBtu)                6,415,000       7,439,000       3,650,000       2,928,000      20,432,000
Weighted-avg fixed
   price per MMBtu (1)            $       5.23    $       4.98    $       5.83     $      5.52     $      5.29
Fixed-price sales (2)             $     33,559    $     37,022    $     21,279     $    16,163     $   108,023
Fair value, net                   $    (15,455)   $    (19,787)   $     (4,643)    $    (3,066)    $   (42,951)

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


     Based upon market prices at March 31, 2005, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $22.2 million.


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


     For interest rate swaps and caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate swaps and caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company's interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate swaps and caps are recorded as assets or liabilities in the balance sheet. Based upon market prices at March 31, 2005, the estimated amount of unrealized gains for interest rate swaps and caps shown as adjustments to change in derivative fair value in the statement of operations that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $502,000.


      At March 31, 2005, the Company had outstanding the following interest rate swaps and caps:

                                                                                                        Fair Value as
                                                            Notional        Fixed Rate      Floating     of March 31,
   Instrument Type                 Term                    Amount (1)       / Cap Rate        Rate           2005
---------------------------------------------------------------------------------------------------------------------
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

Change in Derivative Fair Value

      Change in derivative fair value in the statements of operations for the three months ended March 31, 2005 and 2004 is comprised of the following:


                                                                Three Months Ended March 31,
                                                             -----------------------------------
                                                                   2005              2004
                                                             -----------------------------------
     Change in fair value of derivatives not qualifying
     as cash flow hedges                                     $  (538,000)       $ (5,182,000)


                                                                Three Months Ended March 31,
                                                             -----------------------------------
                                                                   2005              2004
                                                             -----------------------------------
     Amortization of derivative fair value gains and
          losses recognized in earnings prior to actual
          cash settlements                                       186,000            (648,000)
     Ineffective portion of derivatives qualifying as
          cash flow hedges                                       796,000             (83,000)
                                                             -----------------------------------
                                                             $   444,000        $ (5,913,000)
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

Item 4.  Controls and Procedures.


     As of March 31, 2005, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Quest's management, including Quest's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


  10.1** Consent of Transferee of Shares of Quest Resource Corporation, McKown Point LP, dated as of December 31, 2004, to the Voting Agreement for Shares of Stock of Quest Resource Corporation by and among Quest Resource Corporation, Douglas L. Lamb and Jerry D. Cash, dated as of November 7, 2002.

  10.2**      Amendment  No.  2  dated  as  of  March  1,   2005  to  Employment
              Agreement between the Company and Douglas Lamb.


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


  99.1**      Risk Factors.
-----------------------------
*     Incorporated by reference
**    Filed previously

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of October, 2005.



                                          QUEST RESOURCE CORPORATION




                                          By:  /s/ David E. Grose
                                             ----------------------------------
                                             David E. Grose
                                             Chief Financial Officer