Form 10-Q
period 2006-03-31
QUEST RESOURCE CORP
filed 2006-05-15
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _____________________.

Commission file number: 0-17371

QUEST RESOURCE CORPORATION
(Exact name of registrant specified in its charter)

Nevada	90-0196936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9520 N. May Avenue, Suite 300, Oklahoma City, OK	73120
(Address of principal executive offices)	(Zip Code)

405-488-1304
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [XX]    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No [XX]

As of May 12, 2006, the issuer had 22,072,383 shares of common stock outstanding.

QUEST RESOURCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Except as otherwise required by the context, references in this quarterly report to “we,” “our,” “us,” “Quest” or “the Company” refer to Quest Resource Corporation and its subsidiaries, Quest Cherokee, LLC; Quest Cherokee Oilfield Service, LLC; Bluestem Pipeline, LLC; Quest Oil & Gas Corporation; Ponderosa Gas Pipeline Company, Inc.; Quest Energy Service, Inc.; STP Cherokee, Inc.; Producers Service, Incorporated; and J-W Gas Gathering, L.L.C. Our operations are primarily conducted through Quest Cherokee, LLC, Quest Cherokee Oilfield Service, LLC, Bluestem Pipeline, LLC and Quest Energy Service, Inc.

Our unaudited interim financial statements, including a balance sheet as of March 31, 2006, a statement of operations, and a statement of cash flows for the three month period ended March 31, 2006 and the comparable period of 2005, are attached hereto as Pages F-1 through F-19 and are incorporated herein by this reference.

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

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Reverse Stock Split

In October 2005, the Company’s board of directors approved a 2.5 to 1 reverse stock split, and a proportionate reduction of the authorized number of shares, of the Company’s common stock. In addition, the reverse stock split resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted share amount as the par value of the Company’s common stock remained at $0.001. On October 31, 2005, the reverse stock split became effective. All share and per share data information in this Form 10-Q, and the financial statements included herein, for all periods have been retroactively restated to reflect the reverse stock split.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	December 31, 2005
Current assets:	(unaudited)
Cash	$16,550,000	$2,559,000
Restricted cash	1,373,000	4,318,000
Accounts receivable, trade	7,514,000	9,658,000
Other receivables	359,000	343,000
Other current assets	1,664,000	1,936,000
Inventory	4,260,000	2,782,000
Short-term derivative asset	225,000	95,000
Total current assets	31,945,000	21,691,000

Property and equipment, net of accumulated depreciation of $2,278,000 and $2,114,000	17,190,000	13,490,000

Pipeline assets, net of accumulated depreciation of $4,058,000 and $3,598,000	79,543,000	60,150,000
Pipeline assets under construction	12,472,000	12,699,000

Oil and gas properties:
Properties being amortized	227,143,000	201,788,000
Properties not being amortized	19,367,000	18,285,000
	246,510,000	220,073,000
Less: Accumulated depreciation, depletion and amortization	(42,092,000)	(36,703,000)
Net property, plant and equipment	204,418,000	183,370,000
Other assets, net	6,023,000	6,310,000
Long-term derivative asset	110,000	93,000
Total assets	$351,701,000	$297,803,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,884,000	$12,381,000
Revenue payable	3,426,000	5,044,000
Accrued expenses	1,670,000	649,000
Current portion of notes payable	384,000	407,000
Short-term derivative liability	19,808,000	38,195,000
Total current liabilities	48,172,000	56,676,000

Non-current liabilities:
Long-term derivative liability	17,300,000	23,723,000
Asset retirement obligation	1,210,000	1,150,000
Notes payable	150,860,000	100,988,000
Less current maturities	(384,000)	(407,000)
Non-current liabilities	168,986,000	125,454,000

Total liabilities	217,158,000	182,130,000
Commitments and contingencies	--	--
Stockholders’ equity:
10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized,
0 shares issued and outstanding at March 31, 2006 and December 31, 2005	--	--
Common stock, $.001 par value, 380,000,000 shares authorized, 22,072,383 shares
issued and outstanding at March 31, 2006 and December 31, 2005	22,000	22,000
Additional paid-in capital	203,523,000	203,434,000
Accumulated other comprehensive income	(37,108,000)	(47,171,000)
Accumulated deficit	(31,894,000)	(40,612,000)
Total stockholders’ equity	134,543,000	115,673,000
Total liabilities and stockholders’ equity	$351,701,000	$297,803,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2006	2005

Revenue:
Oil and gas sales	$18,479,000	$11,266,000
Gas pipeline revenue	1,082,000	806,000
Other revenue (expense)	(7,441,000)	(21,000)
Total revenues	12,120,000	12,051,000

Costs and expenses:
Oil and gas production	3,928,000	2,309,000
Pipeline operating	2,869,000	1,770,000
General and administrative	1,522,000	971,000
Depreciation, depletion and amortization	5,899,000	3,354,000
Total costs and expenses	14,218,000	8,404,000

Operating income (loss)	(2,098,000)	3,647,000

Other income (expense):
Change in derivative fair value	14,481,000	444,000
Sale of assets	20,000	--
Interest income	136,000	4,000
Interest expense	(3,822,000)	(5,193,000)
Total other income (expense)	10,815,000	(4,745,000)

Income (loss) before income taxes	8,717,000	(1,098,000)
Income tax expense - deferred	--	--
Net income (loss)	8,717,000	(1,098,000)

Other comprehensive income (loss), net of tax:
Change in fixed-price contract and other derivative fair value, net of tax of $0 and $0	2,659,000	(23,410,000)
Reclassification adjustments - contract settlements, net of tax of $0 and $0	7,404,000	2,230,000
Other comprehensive income (loss)	10,063,000	(21,180,000)
Comprehensive income (loss)	$18,780,000	$(22,278,000)

Net income (loss)	8,717,000	(1,098,000)
Preferred stock dividends	--	(2,000)
Net income (loss) available to common shareholders	$8,717,000	$(1,100,000)

Earnings (loss) per common share - basic	$.39	$(0.19)

Earnings (loss) per common share - diluted	$.39	$(0.19)

Weighted average common and common equivalent shares:
Basic	22,072,383	5,699,878
Diluted	22,140,654	5,699,878

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$8,717,000	$(1,098,000)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and depletion	6,104,000	3,559,000
Change in derivative fair value	(14,481,000)	(444,000)
Stock options granted for directors fees	119,000	--
Stock awards granted to employees	127,000	--
Accrued interest on subordinated note	--	2,399,000
Amortization of loan origination fees	266,000	214,000
Amortization of gas swap fees	21,000	--
Amortization of deferred hedging gains	(412,000)	(581,000)
(Gain) loss on sale of assets	(20,000)	--
Change in assets and liabilities:
Restricted cash	2,945,000	--
Accounts receivable	2,159,000	150,000
Other receivables	(16,000)	(1,000)
Other current assets	271,000	(424,000)
Inventory	(1,478,000)	(96,000)
Accounts payable	10,501,000	(4,501,000)
Revenue payable	(1,618,000)	(363,000)
Accrued expenses	1,022,000	(200,000)
Net cash provided by (used in) operating activities	14,227,000	(1,386,000)

Cash flows from investing activities:
Equipment, development and leasehold costs	(45,962,000)	(13,632,000)
Net additions to other property and equipment	(3,926,000)	(526,000)
Net cash used in investing activities	(49,888,000)	(14,158,000)

Cash flows from financing activities:
Proceeds from bank borrowings	50,000,000	5,358,000
Proceeds from subordinated debt	--	12,000,000
Repayments of note borrowings	(129,000)	(3,458,000)
Syndication costs paid on issuance of common stock	(219,000)	--
Dividends paid	--	(2,000)
Refinancing costs - UBS	--	(364,000)
Net cash provided by financing activities	49,652,000	13,534,000

Net increase (decrease) in cash	13,991,000	(2,010,000)
Cash, beginning of period	2,559,000	6,458,000
Cash, end of period	$16,550,000	$4,448,000

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest expense	$2,941,000	$2,789,000
Income taxes	$--	$--

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

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

Principles of Consolidation and Subsidiaries

Ownership of Subsidiaries; Formation of Quest Cherokee. The Company’s subsidiaries consist of:

•	STP Cherokee, Inc., an Oklahoma corporation (“STP”),
•	Quest Energy Service, Inc., a Kansas corporation (“QES”),
•	Quest Oil & Gas Corporation, a Kansas corporation (“QOG”),
•	Producers Service, Incorporated, a Kansas corporation (“PSI”),
•	Ponderosa Gas Pipeline Company, a Kansas corporation (“PGPC”),
•	Bluestem Pipeline, LLC, a Delaware limited liability company (“Bluestem”),
•	J-W Gas Gathering, L.L.C., a Kansas limited liability Company (“J-W Gas”),
•	Quest Cherokee, LLC, a Delaware limited liability company (“Quest Cherokee”), and
•	Quest Cherokee Oilfield Service, LLC, a Delaware limited liability company (“QCOS”).

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

Subsequent to the formation of Quest Cherokee, Cherokee Energy Partners, LLC, a wholly owned subsidiary of ArcLight Energy Partners Fund I, L.P. (“ArcLight”), purchased $51 million of 15% junior subordinated promissory notes of Quest Cherokee at par. In connection with the purchase of the subordinated promissory notes, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest Cherokee owned by the Company's subsidiaries were converted into all of the Class B units. Effective November 14, 2005, the Company effected a buy out of the ArcLight investment that included the purchase of the Class A units held by ArcLight and Quest Cherokee is now a wholly-owned subsidiary of the Company.

Quest Cherokee is the sole member of Bluestem and QCOS.

Financial reporting by the Company’s subsidiaries is consolidated into one set of financial statements with the Company.

Ownership of Company Assets. Quest Cherokee owns and operates all of the Company’s Cherokee Basin natural gas and oil properties. Quest Cherokee Oilfield Service owns and operates all of the Company’s vehicles and equipment and Bluestem owns all of the Company’s gas gathering pipeline assets in the Cherokee Basin. QES employs all of the Company’s non-field employees and had entered into an operating and management agreement with Quest Cherokee to manage the day-to-day operations of Quest Cherokee in exchange for a monthly manager’s fee of $292,000 (the “Management Agreement”). This Management Agreement was terminated with the buy out of the ArcLight investment on November 14, 2005. The costs associated with field employees, first level supervisors, exploration, development and operation of the properties and certain other direct charges are borne by QCOS. STP owns properties located in Texas and Oklahoma outside of the Cherokee Basin, and QES and STP own certain equipment used at the corporate headquarters offices.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

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

Concentration of Credit Risk

A significant portion of the Company’s liquidity is concentrated in cash and derivative instruments that enable the Company to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to one purchaser (ONEOK) accounted for more than 95% of total natural gas and oil revenues for the three months ended March 31, 2006 and 2005. This industry and customer concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, by changes in economic, industry or other conditions that affect the natural gas and oil industry in general and ONEOK in particular.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Natural Gas and Oil Properties

The Company follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of natural gas and oil, in which case the gain or loss is recognized in income.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2006, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:

Pipeline	40 years
Buildings	25 years
Equipment	10 years
Vehicles	7 years

During the three months ended March 31, 2006 and 2005, depreciation totaling $205,000 and $205,000, respectively, was capitalized in the full cost pool.

Debt Issue Costs

Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at March 31, 2006 and December 31, 2005 totaled $5.5 million and $5.8 million, respectively, and are being amortized over the life of the credit facilities.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Other Dispositions

Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

Marketable Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At March 31, 2006, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences (primarily intangible drilling costs and the net operating loss carry forward) in the recognition of certain income and expense items for financial reporting and tax reporting purposes. For the three months ended March 31, 2006, the Company calculated income tax expense of $3.5 million, all of which is offset by our NOLs which are carried forward from prior periods. Therefore, no income tax expense was recognized for the quarter.

Earnings Per Common Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 5 - Earnings Per Share, for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

Reverse Stock Split.  In October 2005, the Company’s board of directors approved a 2.5 to 1 reverse stock split, and a proportionate reduction of the authorized number of shares, of the Company’s common stock. In addition, the reverse stock split resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted share amount as the par value of the Company’s common stock remained at $0.001. On October 31, 2005, the reverse stock split became effective. All share and per share data information in this Form 10-Q, and the financial statements included herein, for all periods have been retroactively restated to reflect the reverse stock split.

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

Stock-Based Compensation

Stock Options.  In October 2005, the Company granted stock options in the amount of 250,000 shares of its common stock to its five non-employee directors. Prior to 2006, the Company accounted for those options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation was reflected in 2005 net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, SFAS 123(R), Share-Based Payment and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

SFAS 123(R) established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For stock options granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification, will be recognized in our financial statements over the vesting period. The fair value of employee stock options is estimated using the Black-Scholes option pricing model. Excess tax benefits are recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits is presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

Under the modified prospective method of adoption selected by the Company under the provision of SFAS 148, compensation cost recognized in 2006 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. For the three months ended March 31, 2006 and 2005, we recorded $119,000 and $0, respectively, in compensation cost related to the stock options.

Pro forma Disclosures

Prior to January 1, 2006, we accounted for our employee stock options using the intrinsic value method prescribed by APB 25. As required by SFAS 123(R), we have disclosed below the effect on net income and earnings per share that would have been recorded using the fair value based method for the three months ended March 31, 2005:

Three Months Ended March 31,
2005
Net income (loss), as reported	$(1,098,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--
Pro forma net income (loss)	$(1,098,000)
Earnings (loss) per share:
Basic - as reported	$(0.19)
Basic - pro forma	$(0.19)
Diluted - as reported	$(0.19)
Diluted - pro forma	$(0.19)

Stock Awards. The Company granted shares of common stock to certain employees in October 2005. The shares are subject to pro rata vesting which ranges from 0 to 2.5 years. During this vesting period, the fair value of the stock awards granted is recognized pro rata as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not capitalized to oil and gas properties are recognized in general and administrative expenses. For the three months ended March 31, 2006, the Company recognized $188,000 of total compensation expense related to stock awards. Of this amount, $127,000 was reflected in general and administrative expenses as compensation expense with the remaining $61,000 capitalized to oil and gas properties. For the three months ended March 31, 2005, the Company recognized no compensation expense related to stock awards.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Accounting for Derivative Instruments and Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in natural gas prices by utilizing energy swaps and collars (collectively, “fixed-price contracts”). The Company also enters into interest rate swaps and caps to reduce its exposure to adverse interest rate fluctuations. The Company has adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Company, the changes in fair value of all of its derivatives during the period from June 1, 2003 to December 22, 2003 were required to be reported in results of operations, rather than in other comprehensive income. Also, all changes in fair value of the Company’s interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133.

Although the Company’s fixed-price contracts and interest rate swaps and caps may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 4 - Financial Instruments and Hedging Activities.

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

Asset Retirement Obligations

The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The Company's asset retirement obligations relate to the plugging and abandonment of natural gas and oil properties. The Company is unable to predict if and when its pipelines would become completely obsolete and require decommissioning. Accordingly, the Company has recorded no liability or corresponding asset for the pipelines in conjunction with the adoption of SFAS 143 because the future dismantlement and removal dates of the Company’s assets and the amount of any associated costs are indeterminable.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Reclassification

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current presentation. The effect of the 2.5 to 1 reverse stock split was rolled back to all prior periods included in these adjusted financial statements.

Recently Issued Accounting Standards

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

2.    LONG-TERM DEBT

Long-term debt consists of the following:	March 31, 2006	December 31, 2005

Senior credit facilities	$150,000,000	$100,000,000

Other notes payable	860,000	988,000
Total long-term debt	150,860,000	100,988,000

Less - current maturities	384,000	407,000

Total long-term debt, net of current maturities	$150,476,000	$100,581,000

The aggregate scheduled maturities of notes payable and long-term debt for the five years ending December 31, 2010 and thereafter were as follows as of March 31, 2006:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

2006	$384,000
2007	269,000
2008	83,000
2009	21,000
2010	6,000
Thereafter	150,097,000
$150,860,000

 Credit Facilities

Simultaneously with the closing of the private placement of common stock on November 14, 2005, the Company and its subsidiary, Quest Cherokee, LLC entered into two new credit agreements totaling $200 million. The new credit agreements consist of a $100 million Senior Credit Agreement between the Company and Quest Cherokee, Guggenheim Corporate Funding, LLC (“Guggenheim”), as administrative agent and syndication agent, and the lenders party thereto and a $100 million Second Lien Term Loan Agreement between the Company, Quest Cherokee, Guggenheim, as Administrative Agent, and the lenders party thereto.

The Senior Credit Agreement consists of a five year $50 million revolving credit facility and a five year $50 million first lien term loan. The first lien term loan was fully drawn as of February 14, 2006. The Second Lien Term Loan Agreement consists of a six year $100 million second lien term loan that was fully funded at the closing on November 14, 2005.

Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by the lenders every six months taking into account the value of the Company's reserves and such other information (including, without limitation, the status of title information with respect to the Company's natural gas and oil properties and the existence of any other indebtedness) as the administrative agent deems appropriate and consistent with its normal oil and gas lending criteria as it exists at the particular time. The unanimous consent of the lenders is required to increase the borrowing base and the consent of 66 2/3% of the lenders is required to decrease or maintain the borrowing base. In addition, the Company or the lenders may each request a special redetermination of the borrowing base once every 12 months. The outstanding principal balance of the first lien term loan and any outstanding letters of credit will be reserved against the borrowing base in determining availability under the revolving credit facility. The initial borrowing base under the revolving credit facility is $50 million and the Company borrowed $15 million under this facility in April 2006.

The Company pays a commitment fee equal to 0.75% on the difference between $50 million and the outstanding balance of borrowings and letters of credit under the revolving credit facility. During the period from November 14, 2005 until February 14, 2006, the Company paid a commitment fee equal to 0.75% on the difference between $50 million and the outstanding balance of borrowings under the first lien term loan.

Interest accrues on the revolving credit facility at either LIBOR plus 1.75% or the base rate plus 0.75%, at our option. Interest accrues on the first lien term loan at either LIBOR plus 3.25% or the base rate plus 2.50%, at our option. Interest accrues on the second lien term loan at LIBOR plus 6.00%.

The second lien term loan may not be repaid prior to November 14, 2006. Thereafter, if the Company prepays the second lien term loan, the Company will pay a 3% premium in year 2 following the closing, a 2% premium in year 3 following the closing, and a 1% premium in year 4 following the closing. Thereafter, the Company may repay the second lien term loan at any time without any premium or prepayment penalty. The revolving credit facility and the first lien term loan may be prepaid, without any premium or penalty, at any time.

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

The credit agreements also secure on a pari passu basis hedging agreements entered into with lenders, their affiliates and other approved counterparties if the hedging agreements state that they are secured by the credit facilities. Approved counterparties are generally entities that have an A rating from Standard & Poor’s or an A2 rating from Moody’s. In connection with the closing of the credit agreements, the Company's existing natural gas swap and collar hedging agreements were amended to provide that they are secured on a pari passu basis with the revolving credit facility.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

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

The financial covenants applicable to the credit agreements require that:

•	the Company's minimum net sales volumes will not be less than:
1,890 mmcf for the quarter ended March 31, 2006;
2,380 mmcf for the quarter ended June 30, 2006;
3,080 mmcf for the quarter ended September 30, 2006; and
3,430 mmcf for the quarter ended December 31, 2006.

•	the Company's ratio of total net debt to EBITDA for each quarter ending on the dates set forth below will not be more than:
4.5 to 1.0 for the quarter ended March 31, 2007;
4.25 to 1.0 for the quarter ended June 30, 2007;
4.00 to 1.0 for the quarter ended September 30, 2007;
3.75 to 1.0 for the quarter ended December 31, 2007;
3.50 to 1.0 for the quarter ended March 31, 2008;
3.25 to 1.0 for the quarter ended June 30, 2008; and
3.00 to 1.0 for any quarter ended on or after September 30, 2008.

•
for the Senior Credit Agreement, the Company is required to maintain a ratio of PV-10 value for all of its proved reserves to indebtedness under the Senior Credit Agreement (excluding obligations under hedging agreements secured by the Senior Credit Agreement) of not less than 2.0 to 1.0.

•	for the Second Lien Term Loan Agreement, the Company's ratio of PV-10 value for all of its proved reserves to total net debt must not be less than 1.5 to 1.

Under both credit agreements “PV-10 value” is generally defined as the future cash flows from the Company's proved reserves (based on the NYMEX three-year pricing strip and taking into account the effects of its hedge agreements) discounted at 10%.

EBITDA is generally defined in both of the credit agreements as consolidated net income plus interest, income taxes, depreciation, depletion, amortization and other non-cash charges (including unrealized losses on hedging agreements), plus costs and expenses directly incurred in connection with the credit agreements, the private equity transaction and the buy-out of ArcLight’s investment in Quest Cherokee and any write-off of prior debt issue costs, minus all non-cash income (including unrealized gains on hedging agreements). The EBITDA for each quarter will be multiplied by four in calculating the above ratios.

Total net debt is generally defined as funded debt, less cash and cash equivalents, reimbursement obligations under letters of credit and certain surety bonds.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

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

Other Long-Term Indebtedness

As of March 31, 2006, $860,000 of notes payable to banks and finance companies were outstanding. These notes are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 1.9% to 11.7% per annum.

3.    COMMITMENTS AND CONTINGENCIES

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

Quest Cherokee was named as a defendant in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on March 1, 2004 in the District Court of Labette County, Kansas.  Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. The Company contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has asserted third party claims against the persons who entered into the gas leases with Quest Cherokee for breach of the warranty of title contained in their leases in the event that the court finds that plaintiff owns the coal bed methane gas. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in the Company’s favor. The plaintiff is appealing the summary judgment. The Company intends to defend vigorously against these claims.

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

Quest Cherokee was named as a defendant in a lawsuit (Case No.05 CV 41) filed by Labette Energy, LLC in the district court of Labette County, Kansas. Plaintiff claims to own a 3.2 mile gas gathering pipeline in Labette County, Kansas, and that Quest Cherokee used that pipeline without plaintiff’s consent. Plaintiff also contends that the defendants slandered its alleged title to that pipeline and suffered damages from the cancellation of their proposed sale of that pipeline. Plaintiff claims that they were damaged in the amount of $202,375. Discovery in that case is ongoing. Based on information available to date and the Company’s investigation into this matter, our belief is that the claims are without merit and we intend to defend against them vigorously.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

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

4.    FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the three months ended March 31, 2006, fixed-price contracts hedged 73.0% of the Company’s natural gas production. As of March 31, 2006, fixed-price contracts are in place to hedge 12.2 Bcf of estimated future natural gas production. Of this total volume, 5.6 Bcf are hedged for 2006 and 6.6 Bcf thereafter. Reference is made to the Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the fixed-price contracts.

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

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2006.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

	Nine Months
	Ending
	December 31,	Years Ending December 31,
	2006	2007	2008	Total
	(dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	4,230,000	-	-	4,230,000
Weighted-avg fixed
price per MMBtu (1)	$4.49	-	-	$4.49
Fixed-price sales	$18,989	-	-	$18,989
Fair value, net	$(13,490)	-	-	$(13,490)

Natural Gas Collars:
Contract vols (MMBtu):
Floor	1,375,000	3,650,000	2,928,000	7,953,000
Ceiling	1,375,000	3,650,000	2,928,000	7,953,000
Weighted-avg fixed
price per MMBtu (1):
Floor	$5.30	$4.83	$4.50	$4.79
Ceiling	$6.35	$5.83	$5.52	$5.81
Fixed-price sales (2)	$8,731	$21,279	$16,163	$46,173
Fair value, net	$(2,278)	$(12,535)	$(8,805)	$(23,618)

Total Natural Gas Contracts:
Contract vols (MMBtu)	5,605,000	3,650,000	2,928,000	12,183,000
Weighted-avg fixed
price per MMBtu (1)	$4.95	$5.83	$5.52	$5.35
Fixed-price sales (2)	$27,720	$21,279	$16,163	$65,162
Fair value, net	$(15,768)	$(12,535)	$(8,805)	$(37,108)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.
(2)	Assumes ceiling prices for natural gas collar volumes.

The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See “Fair Value of Financial Instruments”.

All fixed-price contracts have been approved by the Company's board of directors. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended March 31, 2006 and 2005, oil and gas sales included $0 and $2.2 million, respectively, of losses associated with realized losses under fixed-price contracts.

For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended March 31, 2006 and 2005, other revenue and expense included $7.4 million and $0, respectively, of losses associated with realized losses under fixed-price contracts.

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

Other comprehensive losses are limited to the portion of the cumulative gain or loss on the derivative necessary to offset the cumulative change in expected future cash flows on the hedged transaction from inception of the hedge less the derivatives gains or losses previously reclassified from accumulated other comprehensive income into earnings. This limitation resulted in a $12.2 million charge against the ineffective portion of hedging gains incurred during the quarter.

Based upon market prices at March 31, 2006, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $19.8 million.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Interest Rate Hedging Activities

The Company has entered into interest rate caps designed to hedge the interest rate exposure associated with borrowings under its credit facilities. All interest rate caps have been approved by the Company's board of directors. The differential between the fixed rate and the floating rate multiplied by the notional amount is the cap gain or loss. This gain or loss is included in interest expense in the period for which the interest rate exposure was hedged.

For interest rate caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company’s interest rate caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate caps are recorded as assets or liabilities in the balance sheet. Based upon market prices at March 31, 2006, the estimated amount of unrealized gains for interest rate caps shown as adjustments to change in derivative fair value in the statement of operations that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $225,000.

At March 31, 2006, the Company had outstanding the following interest rate caps:

Instrument Type	Term	Notional Amount (1)	Fixed Rate / Cap Rate	Floating Rate	Fair Value as of March 31, 2006
Interest Rate Cap	March 2006 - Sept. 2007	$98,705,000 $70,174,600	5.000%	3-month LIBOR	$ 334,000

(1)    Represents the maximum and minimum notional amounts that are hedged during the period.

Change in Derivative Fair Value

Change in derivative fair value in the statements of operations for the three months ended March 31, 2006 and 2005 is comprised of the following:

	Three Months Ended
	March 31,
	2006	2005
Change in fair value of derivatives not qualifying as cash flow hedges	$13,370,000	$(538,000)
Amortization of derivative fair value gains and losses recognized in earnings prior to actual cash settlements	--	186,000
Ineffective portion of derivatives qualifying as cash flow hedges	1,111,000	796,000
	$14,481,000	$444,000

The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

The change in carrying value of fixed-price contracts and interest rate caps in the balance sheet since December 31, 2005 resulted from a decrease in market prices for natural gas and an increase in interest rates.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Fair Value of Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of March 31, 2006 and December 31, 2005 and the methods and assumptions used to estimate their fair value:

	March 31, 2006	December 31, 2005
Derivative assets:
Interest rate caps	$334,000	$188,000
Derivative liabilities:
Fixed-price natural gas swaps	$(13,490,000)	$(31,185,000)
Fixed-price natural gas collars	$(23,618,000)	$(30,733,000)
Bank debt	$(150,000,000)	$(100,000,000)
Other financing agreements	$(860,000)	$(988,000)

The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

The fair value of all derivative instruments as of March 31, 2006 and December 31, 2005 was based upon estimates determined by our counter-parties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

Derivative assets and liabilities reflected as current in the March 31, 2006 balance sheet represent the estimated fair value of fixed-price contract and interest rate cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

Credit Risk

Energy swaps and collars and interest rate caps provide for a net settlement due to or from the respective party as discussed previously. The counterparties to the derivative contracts are a financial institution and a major energy corporation. Should a counterparty default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by its counterparties.

Cancellation or termination of a fixed-price contract would subject a greater portion of the Company’s natural gas production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. Cancellation or termination of an interest rate cap would subject a greater portion of the Company’s long-term debt to market interest rates, which, in an inflationary environment, could have an adverse effect on its future net income. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

Changes in future gains and losses to be realized in natural gas and oil sales upon cash settlements of fixed-price contracts as a result of changes in market prices for natural gas are expected to be offset by changes in the price received for hedged natural gas production.

5.    EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

•
For the three months ended March 31, 2005, dilutive shares do not include the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 16,000 common shares) because the effects were antidilutive.

•	For the three months ended March 31, 2005, dilutive shares do not include the assumed conversion of convertible debt (convertible into 2,000 common shares) because the effects were antidilutive.
•
For the three months ended March 31, 2005, dilutive shares do not include outstanding warrants to purchase 640,000 shares of common stock at an exercise price of $0.0025 because the effects were antidilutive.

The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2006:
Net income	$8,717,000
Preferred stock dividends	--
Basic EPS available to common shareholders	$8,717,000	22,072,383	$0.39
Effect of dilutive securities:
Stock options	--	64,786
Stock awards	--	3,485

Diluted EPS available to common shareholders	$8,717,000	22,140,654	$0.39

For the three months ended March 31, 2005:
Net loss	$(1,098,000)
Preferred stock dividends	(2,000)
Basic EPS loss available to common shareholders	$(1,100,000)	5,699,878	$(0.19)
Effect of dilutive securities:
None	--	--

Diluted EPS loss available to common shareholders	$(1,100,000)	5,699,878	$(0.19)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

6.    ASSET RETIREMENT OBLIGATIONS

The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Asset retirement obligation beginning balance	$1,150,000	$871,000
Liabilities incurred	40,000	56,000
Liabilities settled	(1,000)	(2,000)
Accretion expense	21,000	13,000
Revisions in estimated cash flows	--	--
Asset retirement obligation ending balance	$1,210,000	$938,000

Item 2.   Management’s Discussion And Analysis Of Financial Condition and Results Of Operations Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See Item 1A—"Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of some of these factors.

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

Business of Issuer

We are an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coal bed methane) in a ten county region in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. We also own and operate a gas gathering pipeline network of approximately 1,200 miles in length within this basin. Our main focus is upon the development of our coal bed methane gas reserves in our pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to “us”, “we”, the “Company” or “Quest” include our operating subsidiaries.

Significant Developments During The Three Months Ended March 31, 2006

During the first quarter of 2006, we have been focused on drilling and completing new wells. We drilled 183 gross wells and completed the connection of 151 gross wells during this period. As of March 31, 2006, we had 32 additional gas wells (gross) that we were in the process of completing and connecting to our gas gathering pipeline system.

We also continued our program of re-completing our existing single seam wells into multi-seam wells (that is, opening up production of additional gas from different depths), which management anticipates will in the long term increase overall natural gas production. However, the re-completion program may in the short term negatively affect natural gas production as natural gas wells are taken off line for the re-completions and then undergo a period of "dewatering" after they are re-connected. During the first quarter, we completed 39 re-completions that have increased the production from those wells by approximately 22% during the first quarter and we anticipate additional volumes from these wells after dewatering of the newly opened producing zones is completed.

We are also evaluating the operation of our natural gas gathering system to determine whether changes in compression or other alterations in the operation of the pipeline system might improve production.

On March 31, 2006, our average gross daily production was 40.3 Mmcfe/d.

Results of Operations

The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005. Comparisons made between reporting periods herein are for the three month periods ended March 31, 2006 as compared to the same period in 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total revenues of $12.1 million for the quarter ended March 31, 2006 were consistent when compared to total revenues of $12.1 million for the quarter ended March 31, 2005. The quarter ended March 31, 2006 includes a $7.4 million loss on settlements of gas hedges. The settlements were recorded as other expense due to the contracts not qualifying for hedge accounting treatment during the quarter. Excluding this loss, total revenues for the first quarter of 2006 were $19.5 million. Total revenues for the quarter ended March 31, 2005 include a $2.2 million loss on settlements of gas hedges. The settlements were recorded against gas sales as those hedge contracts did qualify for hedge accounting treatment during the quarter. Excluding this loss, total revenues for the first quarter of 2005 were $14.3 million. Excluding the settlements on gas hedges, the increase in revenue for the quarter ended March 31, 2006 was achieved by a combination of the addition of more producing wells and higher natural gas prices which was partially offset by the natural decline in production from some of our older gas wells.

The increase in oil and gas sales from $11.3 million for the quarter ended March 31, 2005 to $18.5 million for the quarter ended March 31, 2006 was primarily attributable to the classification of the hedge settlements discussed above. The remainder of the increase in oil and gas sales and the increase in gas pipeline revenue from $806,000 to $1.1 million resulted from the additional wells and pipelines acquired or completed during the past 12 months and higher natural gas prices, which was partially offset by the natural decline in production from some of our older gas wells. The additional wells contributed to the production of 2,498,000 mcf of net gas for the quarter ended March 31, 2006, as compared to 2,181,000 net mcf produced in the same quarter last year. Our product prices on an equivalent basis (mcfe) increased from $6.19 mcfe average for the quarter ended March 31, 2005 to $7.19 mcfe average for the quarter ended March 31, 2006. For the quarter ended March 31, 2006, the net product price, after accounting for hedge settlements of $7.4 million during the quarter, averaged $4.20 mcfe. For the quarter ended March 31, 2005, the net product price, after accounting for hedging settlement of $2.2 million during the quarter, averaged $5.22 mcfe.

Other expense for the three months ended March 31, 2006 was $7,441,000 as compared to other expense of $21,000 for the three-month period ended March 31, 2005. Other expense for the three months ended March 31, 2006 was the result of a reclassification from gas sales of cash settlements for contracts that did not qualify as cash flow hedges for the quarter.

The oil and gas production costs increased to $3.9 million for the quarter ended March 31, 2006 as compared to the operating costs of $2.3 million incurred for the quarter ended March 31, 2005. Lease operating costs per mcf for the quarter ended March 31, 2006 increased to $1.10 per mcf as compared to $.78 per mcf for the quarter ended March 31, 2005. Pipeline operating costs increased by approximately 62% from $1.8 million for the quarter March 31, 2005 to $2.9 million for the quarter ended March 31, 2006. The lease operating cost per mcf increased due to an increase in the size of the field labor force, as a result of our increased development program, an increase in wage rates due to a tight labor market for skilled workers in the Cherokee Basin, an increase in well repairs, utilities, and fuel costs due to the increase in the number of wells being operated and an increase in energy and raw material costs and an increase in property taxes due to both the increase in the number of properties that we own and an increase in property tax rates. The cost increases incurred for pipeline operations are due to the number of wells acquired, completed and operated during the quarter, the increased miles of pipeline and compression in service and increased property taxes due to both the increased miles of pipeline and an increase in property tax rates. For the quarter ended March 31, 2006, depreciation, depletion and amortization increased to $5.9 million as compared to $3.4 million for the quarter ended March 31, 2005. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells and miles of pipelines acquired and developed and the higher volumes of gas and oil produced.

General and administrative expenses increased from $1.0 million for the quarter ended March 31, 2005 to $1.5 million for the quarter ended March 31, 2006. This increase resulted from a non-cash charge of approximately $246,000 for amortization of stock awards and an accrual of paid time off costs. The remainder of the increase is due to an increase in legal, accounting and professional fees related to our implementation of the required Sarbanes-Oxley compliance policies that we are required to be compliant with at the end of calendar year 2006 and to the increased size and complexity of our operations.

Interest expense decreased to $3.8 million for the quarter ended March 31, 2006 from $5.2 million for the quarter ended March 31, 2005, due to a decrease in our outstanding borrowings related to equipment, development and leasehold expenditures and lower average interest rates as a result of the successful completion of a private offering of equity in November 2005 and a new credit facility affording us improved interest rates on our borrowings.

Change in derivative fair value was a non-cash gain of $14.5 million for the three months ended March 31, 2006, which included a $13.4 million gain attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $1.1 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash gain of $444,000 for the three months ended March 31, 2005, which included a $538,000 loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, and a $186,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $796,000 relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

We recorded net income of $8.7 million for the quarter ended March 31, 2006 as compared to a net loss of $1.1 million for the quarter ended March 31, 2005, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above.

Liquidity and Capital Resources

At March 31, 2006, we had current assets of $31.9 million, working capital (current assets minus current liabilities, excluding the short-term derivative assets and liabilities) of $3.4 million and had $14.2 million of net cash provided by operations during the three months ended March 31, 2006. A working capital deficit (including the short-term derivative assets and liabilities) totals $16.2 million.

During the three months ended March 31, 2006, a total of approximately $49.9 million was invested in new natural gas wells and properties, new pipeline facilities, and other additional capital items. This investment was funded by cash flow from operations and a portion of the $50 million of additional borrowings under the first secured term loan from the Guggenheim Credit Agreement that was drawn on February 14, 2006.

Net cash provided by operating activities totaled $14.2 million for the three months ended March 31, 2006 as compared to net cash used in operations of $1.4 million for the three months ended March 31, 2005. This resulted from the change in derivative fair value, an increase in restricted cash and accounts receivable and an increase in accounts payable.

Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $225,000 and $19.8 million, respectively) was $3.4 million at March 31, 2006, compared to working capital (excluding the short-term derivative asset and liability of $95,000 and $38.2 million, respectively) of $3.1 million at December 31, 2005. The changes in working capital were primarily due to the net effect of an increase in cash of $11.0 million, representing the remaining balance of the first lien term note draw in February 2006; an increase of $1.5 million in inventory due to purchases of poly pipe due to a tightness in the market place; a decrease in revenue payable of $1.6 million resulting from lower product prices; an increase in accounts payable of $10.5 million due to the expansion of our wells and pipeline development program; an increase of $1.0 million in accrued expenses; and a decrease of $2.2 million in accounts receivable.

Simultaneously with the closing of the private placement of common stock on November 14, 2005, we and our subsidiary, Quest Cherokee, LLC entered into two new credit agreements totaling $200 million. The new credit agreements consist of a $100 million Senior Credit Agreement between the Company and Quest Cherokee, Guggenheim Corporate Funding, LLC (“Guggenheim”), as administrative agent and syndication agent, and the lenders party thereto and a $100 million Second Lien Term Loan Agreement between the Company, Quest Cherokee, Guggenheim, as Administrative Agent, and the lenders party thereto. The Senior Credit Agreement consists of a five year $50 million revolving credit facility and a five year $50 million first lien term loan. The first lien term loan was fully drawn as of February 14, 2006. The Second Lien Term Loan Agreement consists of a six year $100 million second lien term loan that was fully funded at the closing. See Note 3 to the consolidated financial statements included elsewhere in this report for a more detailed description of the terms of the credit agreements. As of May 12, 2006, we had borrowed $15 million under our revolving credit facility and had an additional $10 million of availability under our revolving credit agreement set aside to cover outstanding letters of credit, leaving approximately $25 million of additional availability under our revolving credit agreement.

Our initial target for 2006 was to drill and complete up to 600 additional new wells. We are currently operating at a pace that would exceed this target. Due to the increased level of activity over our initial targets, the increased costs for labor, raw materials, fuel and supplies (which are currently running approximately 17% over our initial budgeted amounts, which we expect to decrease some as these increases were partially caused from impact of the 2005 hurricanes) and the continuing negative effects of our existing hedging agreements (which limits our cash flow from operations), we anticipate that we will require significant additional capital during the second quarter of 2006 in order to maintain the current pace of our development program. Management is currently evaluating several proposals to obtain the additional needed capital, which could be in the form of additional term loan borrowings, an increase in our revolving credit facility, sales of equity, strategic transactions or a combination of the foregoing. However, no assurance can be given that we will be able to obtain all of the capital that would be necessary to continue the current level of development activity or that such capital would be available on terms favorable to us.

We also currently intend to drill approximately 600 wells per year for each of 2007 and 2008. Management currently estimates that it will require over the next three years a capital investment of approximately $150 million per year for drilling and developing these wells and related salt water disposal wells, pipeline expansion to connect the new wells to our existing gas gathering pipeline network, leasing of additional acreage, expenditures for our re-completion program and additions to our rolling stock inventory. The Company intends to finance capital expenditures during 2007 and 2008 utilizing a combination of cash flow from operations, additional borrowings, the sale of equity and possibly strategic transactions. Although the Company believes that it will have adequate additional reserves and other resources to support future development plans, no assurance can be given that the Company will be able to obtain funding sufficient to support all of its development plans or that such funding will be on terms favorable to the Company.

Contractual Obligations

Future payments due on our contractual obligations as of March 31, 2006 are as follows:

	Total	2006	2007-2008	2009-2010	thereafter
Second Lien Term Note	$100,000,000	$--	$--	$--	$100,000,000
First Lien Term Note	50,000,000	--	--	50,000,000	--
Notes payable	860,000	384,000	352,000	27,000	97,000
Lease obligations	422,000	118,000	251,000	53,000	--
Derivatives	37,108,000	19,808,000	17,300,000	--	--
Total	$188,390,000	$20,310,000	$17,903,000	$50,080,000	$100,097,000

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the consolidated financial statements.

Off-Balance Sheet Arrangements

At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2005, in Item 7A of our 2005 Form 10-K report. For more information on our risk management activities, see Note 4 to our consolidated financial statements included elsewhere in this report.

Item 4. Controls and Procedures

As of March 31, 2006, our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 3 to our consolidated financial statements entitled “Commitments and Contingencies”, which is incorporated herein by reference.

In addition, from time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May, 2006.

QUEST RESOURCE CORPORATION

By:	/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer