Form 10-Q/A
period 2006-03-31
QUEST RESOURCE CORP
filed 2006-05-22
CIK 775351

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

    This Form 10-Q/A (Amendment No. 1) is being filed by Quest Resource Corporation to amend its form 10-Q for the fiscal quarter ended March 31, 2006, filed with the Securities and Exchange Commission (the "SEC") on May 12, 2006.  This Amendment No. 1 reflects a revision to forward looking information located in Item 2.-Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We also currently intend to drill approximately 800 wells per year for each of 2007 and 2008. Management currently estimates that it will require over the next three years a capital investment of approximately $150 million per year for drilling and developing these wells and related salt water disposal wells, pipeline expansion to connect the new wells to our existing gas gathering pipeline network, leasing of additional acreage, expenditures for our re-completion program and additions to our rolling stock inventory. The Company intends to finance capital expenditures during 2007 and 2008 utilizing a combination of cash flow from operations, additional borrowings, the sale of equity and possibly strategic transactions. Although the Company believes that it will have adequate additional reserves and other resources to support future development plans, no assurance can be given that the Company will be able to obtain funding sufficient to support all of its development plans or that such funding will be on terms favorable to the Company.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of May, 2006.

QUEST RESOURCE CORPORATION

By:	/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer