Form 10-Q
period 2006-09-30
QUEST RESOURCE CORP
filed 2006-11-14
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [XX]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [XX]

As of November 10, 2006, the issuer had 22,123,514 shares of common stock outstanding.

QUEST RESOURCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

Our unaudited interim financial statements, including a balance sheet as of September 30, 2006, a statement of operations and comprehensive income for the three month and nine month periods ended September 30, 2006, and a statement of cash flows for the nine month period ended September 30, 2006 and the comparable periods of 2005, are attached hereto as Pages F-1 through F-19 and are incorporated herein by this reference.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2006	December 31, 2005
Current assets:	(unaudited)
Cash	$15,701,000	$2,559,000
Restricted cash	1,149,000	4,318,000
Accounts receivable, trade	8,203,000	9,658,000
Other receivables	334,000	343,000
Other current assets	1,221,000	1,936,000
Inventory	7,164,000	2,782,000
Short-term derivative asset	5,345,000	95,000
Total current assets	39,117,000	21,691,000

Property and equipment, net of accumulated depreciation of $4,394,000 and $2,114,000	16,592,000	13,490,000

Pipeline assets, net of accumulated depreciation of $5,299,000 and $3,598,000	112,432,000	60,150,000
Pipeline assets under construction	12,472,000	12,699,000

Oil and gas properties:
Properties being amortized	287,905,000	201,788,000
Properties not being amortized	21,841,000	18,285,000
	309,746,000	220,073,000
Less: Accumulated depreciation, depletion and amortization	(55,501,000)	(36,703,000)
Net oil and gas properties	254,245,000	183,370,000
Other assets, net	6,633,000	6,310,000
Long-term derivative asset	5,734,000	93,000
Total assets	$447,225,000	$297,803,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,239,000	$12,381,000
Revenue payable	3,877,000	5,044,000
Accrued expenses	2,179,000	649,000
Current portion of notes payable	421,000	407,000
Short-term derivative liability	8,244,000	38,195,000
Total current liabilities	48,960,000	56,676,000

Non-current liabilities:
Long-term derivative liability	9,659,000	23,723,000
Asset retirement obligation	1,342,000	1,150,000
Notes payable	239,729,000	100,988,000
Less current maturities	(421,000)	(407,000)
Non-current liabilities	250,309,000	125,454,000

Total liabilities	299,269,000	182,130,000
Commitments and contingencies	--	--
Stockholders’ equity:
10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized,
0 shares issued and outstanding at September 30, 2006 and December 31, 2005	--	--
Common stock, $.001 par value, 200,000,000 shares authorized and 22,123,514 shares issued and outstanding at September 30, 2006 and 380,000,000 authorized
and 22,072,383 shares issued and outstanding at December 31, 2005	22,000	22,000
Additional paid-in capital	204,655,000	203,434,000
Accumulated other comprehensive income	(8,974,000)	(47,171,000)
Accumulated deficit	(47,747,000)	(40,612,000)
Total stockholders’ equity	147,956,000	115,673,000
Total liabilities and stockholders’ equity	$447,225,000	$297,803,000

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Oil and gas sales	$15,329,000	$12,263,000	$49,114,000	$35,629,000
Gas pipeline revenue	1,372,000	1,091,000	3,722,000	2,798,000
Other revenue (expense)	4,000	152,000	(10,295,000)	133,000
Total revenues	16,705,000	13,506,000	42,541,000	38,560,000

Costs and expenses:
Oil and gas production	5,492,000	4,231,000	14,064,000	9,524,000
Pipeline operating	3,400,000	2,144,000	9,330,000	5,920,000
General and administrative	2,723,000	1,025,000	6,596,000	3,001,000
Depreciation, depletion and amortization	7,875,000	4,066,000	20,643,000	11,294,000
Total costs and expenses	19,490,000	11,466,000	50,633,000	29,739,000

Operating income (loss)	(2,785,000)	2,040,000	(8,092,000)	8,821,000

Other income (expense):
Change in derivative fair value	(332,000)	(103,000)	16,532,000	1,215,000
Sale of assets	(57,000)	(5,000)	(14,000)	(5,000)
Interest income	74,000	5,000	323,000	11,000
Interest expense	(6,973,000)	(6,190,000)	(15,885,000)	(17,300,000)
Total other income (expense)	(7,288,000)	(6,293,000)	956,000	(16,079,000)

Income (loss) before income taxes	(10,073,000)	(4,253,000)	(7,136,000)	(7,258,000)
Income tax expense - deferred	--	--	--	--
Net income (loss)	(10,073,000)	(4,253,000)	(7,136,000)	(7,258,000)

Other comprehensive income (loss), net of tax:
Change in fixed-price contract and other derivative fair value, net of tax of $0 and $0	14,333,000	(50,219,000)	33,840,000	(77,358,000)
Reclassification adjustments - contract settlements, net of tax of $0 and $0	3,694,000	6,297,000	4,357,000	11,692,000
Other comprehensive income (loss)	18,027,000	(43,922,000)	38,197,000	(65,666,000)
Comprehensive income (loss)	$7,954,000	$(48,175,000)	$31,061,000	$(72,924,000)

Net income (loss)	$(10,073,000)	$(4,253,000)	$(7,136,000)	$(7,258,000)
Preferred stock dividends	--	(2,000)	--	(7,000)
Net income (loss) available to common shareholders	$(10,073,000)	$(4,255,000)	$(7,136,000)	$(7,265,000)

Earnings (loss) per common share - basic	$(0.46)	$(0.64)	$(0.32)	$(1.16)

Earnings (loss) per common share - diluted	$(0.46)	$(0.64)	$(0.32)	$(1.16)

Weighted average common and common equivalent shares:
Basic	22,123,514	6,679,089	22,090,363	6,243,093
Diluted	22,123,514	6,679,089	22,090,363	6,243,093

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(7,136,000)	$(7,258,000)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and depletion	23,022,000	11,908,000
Change in derivative fair value	(16,532,000)	(1,215,000)
Stock issued for retirement plan	428,000	266,000
Stock options granted for directors fees	358,000	--
Stock issued for audit committee fees	--	19,000
Stock awards granted to employees	466,000	--
Accrued interest on subordinated note	--	8,116,000
Amortization of loan origination fees	874,000	662,000
Amortization of gas swap fees	146,000	--
Amortization of deferred hedging gains	(179,000)	(396,000)
Bad debt expense	42,000	--
(Gain) loss on sale of assets	14,000	5,000
Change in assets and liabilities:
Restricted cash	3,169,000	--
Accounts receivable	1,456,000	5,894,000
Other receivables	(23,000)	(184,000)
Other current assets	715,000	(339,000)
Inventory	(4,381,000)	(925,000)
Accounts payable	21,858,000	(10,867,000)
Revenue payable	(1,168,000)	1,029,000
Accrued expenses	1,531,000	852,000
Net cash provided by operating activities	24,660,000	7,567,000

Cash flows from investing activities:
Equipment, development and leasehold costs	(142,944,000)	(25,548,000)
Net additions to other property and equipment	(5,576,000)	(880,000)
Net cash used in investing activities	(148,520,000)	(26,428,000)

Cash flows from financing activities:
Proceeds from bank borrowings	139,068,000	4,207,000
Proceeds from subordinated debt	--	15,000,000
Repayments of note borrowings	(331,000)	(3,438,000)
Syndication costs paid on issuance of common stock	(393,000)	--
Proceeds from issuance of common stock	--	2,000,000
Dividends paid	--	(7,000)
Refinancing costs	(1,342,000)	(380,000)
Net cash provided by financing activities	137,002,000	17,382,000

Net increase (decrease) in cash	13,142,000	(1,479,000)
Cash, beginning of period	2,559,000	6,458,000
Cash, end of period	$15,701,000	$4,979,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$14,039,000	$7,635,000
Income taxes	$--	$--

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

We are an independent energy company with an emphasis on the acquisition, exploration, development and production of natural gas (coal bed methane) in an eleven county region in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. We also own and operate a gas gathering pipeline network of approximately 1,500 miles in length within this basin. Our main focus is upon the development of our coal bed methane gas reserves in our pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure.

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

Quest Cherokee, QES, QOG, PGPC and STP are wholly-owned by the Company. PGPC owns all of the outstanding capital stock of PSI and PSI is the sole member of J-W Gas.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

Concentration of Credit Risk

A significant portion of the Company’s liquidity is concentrated in cash and derivative instruments that enable the Company to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to one purchaser (ONEOK) accounted for more than 95% of total natural gas and oil revenues for the three months and nine months ended September 30, 2006 and 2005. This industry and customer concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, by changes in economic, industry or other conditions that affect the natural gas and oil industry in general and ONEOK in particular.

Natural Gas and Oil Properties

The Company follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs, including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities.

All capitalized costs of natural gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The abandonment of a natural gas or oil property is accounted for as an adjustment of capitalized costs; that is, the cost of the abandoned property is charged to the full cost pool and amortized.

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
SEPTEMBER 30, 2006
(UNAUDITED)

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of natural gas and oil, in which case the gain or loss is recognized in income.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of September 30, 2006, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:

Pipeline	40 years
Buildings	25 years
Equipment	10 years
Vehicles	5 years

During the three months ended September 30, 2006 and 2005, depreciation totaling $500,000 and $204,000, respectively, was capitalized in the full cost pool. During the nine months ended September 30, 2006 and 2005, depreciation totaling $2.4 million and $614,000, respectively, was capitalized in the full cost pool.

Debt Issue Costs

Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at September 30, 2006 and December 31, 2005 totaled $6.2 million and $5.8 million, respectively, and are being amortized over the life of the credit facilities.

Other Dispositions

Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

Marketable Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At September 30, 2006, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Under the modified prospective method of adoption selected by the Company under the provision of SFAS 148, compensation cost recognized in 2006 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. For the three and nine months ended September 30, 2006 and 2005, we recorded $119,000, $358,000, $0 and $0, respectively, in compensation cost related to the stock options.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

Pro forma Disclosures

Prior to January 1, 2006, we accounted for our employee stock options using the intrinsic value method prescribed by APB 25. As required by SFAS 123(R), we have disclosed below the effect on net income and earnings per share that would have been recorded using the fair value based method for the three and nine months ended September 30, 2005:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income (loss), as reported	$(4,253,000)	$(7,258,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--	--
Pro forma net income (loss)	$(4,253,000)	$(7,258,000)
Earnings (loss) per share:
Basic - as reported	$(0.64)	$(1.16)
Basic - pro forma	$(0.64)	$(1.16)

Diluted - as reported	$(0.64)	$(1.16)
Diluted - pro forma	$(0.64)	$(1.16)

Stock Awards. The Company granted shares of common stock to certain employees in October 2005 and September 2006. The shares are subject to pro rata vesting which ranges from 0 to 2.5 years. During this vesting period, the fair value of the stock awards granted is recognized pro rata as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not capitalized to oil and gas properties are recognized in general and administrative expenses. For the three and nine months ended September 30, 2006, the Company recognized $273,000 and $648,000, respectively, of total compensation expense related to stock awards. Of these amounts, $212,000 and $466,000 were reflected in general and administrative expenses as compensation expense with the remaining $61,000 and $182,000 capitalized to oil and gas properties. For the three and nine months ended September 30, 2005, the Company recognized no compensation expense related to stock awards.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

In February 2006, the FASB issued Statement No. 155,“Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 has no current applicability to the Company’s financial statements. Management plans to adopt SFAS No. 155 on January 1, 2007 and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements. Management plans to adopt FIN 48 on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements. Management plans to adopt SFAS No. 158 on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

2.  LONG-TERM DEBT

Long-term debt consists of the following:	September 30, 2006	December 31, 2005
Senior credit facilities	$239,000,000	$100,000,000
Other notes payable	729,000	988,000

Total long-term debt	239,729,000	100,988,000
Less - current maturities	421,000	407,000

Total long-term debt, net of current maturities	$239,308,000	$100,581,000

The aggregate scheduled maturities of notes payable and long-term debt for the five years ending December 31, 2010 and thereafter were as follows as of September 30, 2006:

2006	$421,000
2007	157,000
2008	42,000
2009	9,000
2010	6,000
Thereafter	239,094,000
$239,729,000

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

Credit Facilities

Our credit facilities include:

•	a five year $50 million revolving credit facility;

•	a five year $50 million first lien term loan;

•	a six year $100 million second lien term loan; and

•	a six year $75 million third lien term loan.

Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by the lenders every six months. Upon receipt of each semi-annual reserve report, the administrative agent will propose an amount for the borrowing base to the lenders, taking into account the value of our reserves and such other information (including, without limitation, the status of title information with respect to our natural gas and oil properties and the existence of any other indebtedness) as the administrative agent deems appropriate and consistent with its normal oil and gas lending criteria as it exists at the particular time. The unanimous consent of the lenders is required to increase the borrowing base and the consent of 66 2/3% of the lenders is required to decrease or maintain the borrowing base. In addition, we or the lenders may each request a special redetermination of the borrowing base once every 12 months. The outstanding principal balance of the first lien term loan and any outstanding letters of credit will be reserved against the borrowing base in determining availability under the revolving credit facility. As of September 30, 2006, we had $14 million of borrowings under our revolving credit facility and we had $10 million of availability under our revolving credit agreement set aside to cover outstanding letters of credit, leaving approximately $26 million of additional availability under our revolving credit agreement. The borrowing base was scheduled to be redetermined by the lenders on or before October 1, 2006 and no adjustments were made by the lender.

Interest accrues on the revolving credit facility at either LIBOR plus 1.75% or the base rate plus 0.75%, at our option. Interest accrues on the first lien term loan at either LIBOR plus 3.25% or the base rate plus 2.50%, at our option. Interest accrues on the second lien term loan at LIBOR plus 5.50% and on the third lien term loan at LIBOR plus 8.00%. For the quarter ended September 30, 2006, our weighted average interest rate under our credit facilities was 11.1%.

For additional information with respect to our credit facilities see Note 3 to the financial statements included in our Form 10-K for the year ended December 31, 2005 and Note 2 to the financial statements included in our Form 10-Q for the quarter ended June 30, 2006.

Other Long-Term Indebtedness

As of September 30, 2006, $729,000 of notes payable to banks and finance companies were outstanding. These notes are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 1.9% to 11.7% per annum.

3.  COMMITMENTS AND CONTINGENCIES

The Company and STP Cherokee, Inc. ("STP") have been named defendants in a lawsuit (Case #CJ-2003-30) filed by plaintiffs, Eddie R. Hill et al, on September 27, 2003 in the District Court for Craig County, Oklahoma. Plaintiffs are royalty owners who are alleging underpayment of royalties owed them by STP and the Company. The plaintiffs also allege, among other things, that STP and the Company have engaged in self-dealing, have breached their fiduciary duties to the plaintiffs and have acted fraudulently towards the plaintiffs. The plaintiffs are seeking unspecified actual and punitive damages as a result of the alleged conduct by STP and the Company. The Company intends to defend vigorously against these claims.

Quest Cherokee was named as a defendant in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas.  Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. The Company contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has asserted third party claims against the persons who entered into the gas leases with Quest Cherokee for breach of the warranty of title contained in their leases in the event that the court finds that plaintiff owns the coal bed methane gas. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in the Company’s favor. The plaintiff has appealed the summary judgment and that appeal is pending. The Company intends to defend vigorously against these claims.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Quest Cherokee was named as a defendant in a lawsuit (Case No. 06 CV 11) filed by C. Wilbur Dyer in the district court of Chautauqua County, Kansas. Plaintiff owns 480 acres of land that was leased to Quest Cherokee. Plaintiff contends that Quest Cherokee failed to comply with the terms of those oil and gas leases and, as a result, those leases have terminated. Plaintiff seeks a judicial decree cancelling those oil and gas leases, statutory penalties, and attorney’s fees. Discovery in that case has just commenced and is ongoing. Based on information available to date and the Company’s investigation into this matter, our belief is that the claims are without merit and we intend to defend against them vigorously.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
4.  FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps, collars and basis swaps. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the nine months ended September 30, 2006, fixed-price contracts hedged 64.0% of the Company’s natural gas production. As of September 30, 2006, fixed-price contracts were in place to hedge 17.3 Bcf of estimated future natural gas production. Of this total volume, 1.9 Bcf are hedged for 2006 and 15.4 Bcf thereafter. Reference is made to the Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the fixed-price contracts.

The Company has some fixed price contracts that are tied to commodity prices on the New York Mercantile Exchange ("NYMEX"), that is, the Company receives the fixed price amount stated in the contract and pays to its counterparty the current market price for natural gas as listed on the NYMEX. However, due to the geographic location of the Company's natural gas assets and the cost of transporting the natural gas to another market, the amount that the Company receives when it actually sells its natural gas generally is based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with a small portion being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Company is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of month index. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its natural gas that is significantly below the price stated in the fixed price contract. Because of this volatility, in the second quarter of 2006, the Company entered into a series of basis swaps to minimize this exposure in the future. The basis swaps allow for the Company to receive the NYMEX final settlement price less a price ranging from $1.03 to $1.20 and pay the Southern Star first of month index price.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of September 30, 2006.

	Three Months Ending December 31,	Years Ending December 31,
	2006	2007	2008	Total
Natural Gas Swaps:		(dollars in thousands, except price data)

Contract vols (MMBtu)	1,415,000	-	-	1,415,000
Weighted-avg fixed
price per MMBtu (1)	$4.49	-	-	$4.49
Fixed-price sales	$6,353	-	-	$6,353
Fair value, net	$(1,869)	-	-	$(1,869)

Natural Gas Collars:
Contract vols (MMBtu):
Floor	460,000	8,433,000	7,027,000	15,920,000
Ceiling	460,000	8,433,000	7,027,000	15,920,000
Weighted-avg fixed
price per MMBtu (1):
Floor	$5.30	$6.63	$6.54	$6.55
Ceiling	$6.35	$7.54	$7.53	$7.50
Fixed-price sales (2)	$2,438	$55,890	$45,973	$104,301
Fair value, net	$(181)	$(1,066)	$(2,754)	$(4,001)

Total Natural Gas Contracts(3):
Contract vols (MMBtu)	1,875,000	8,433,000	7,027,000	17,335,000
Weighted-avg fixed
price per MMBtu (1)	$4.69	$6.63	$6.54	$6.38
Fixed-price sales (2)	$8,791	$55,890	$45,973	$110,654
Fair value, net	$(2,050)	$(1,066)	$(2,754)	$(5,870)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.
(2)	Assumes floor prices for natural gas collar volumes.
(3)	Does not include basis swaps with prices and notional volumes by year, as follows: 2006: NYMEX - $1.20, 1.9 TBtu; 2007: NYMEX - $1.15, 1.8 TBtu; 2008: NYMEX - $1.03, 1.5 TBtu.

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

All fixed-price contracts have been approved by the Company's board of directors. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended September 30, 2006 and 2005, oil and gas sales included $3.7 million and $6.3 million, respectively, of losses associated with realized losses under fixed-price contracts. For the nine months ended September 30, 2006 and 2005, oil and gas sales included $4.4 million and $11.7 million, respectively, of losses associated with realized losses under fixed-price contracts.

For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended September 30, 2006 and 2005, other revenue and expense included $0 and $0, respectively, of losses associated with realized losses under fixed-price contracts. For the nine months ended September 30, 2006 and 2005, other revenue and expense included $10.2 million and $0, respectively, of losses associated with realized losses under fixed-price contracts.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

Other comprehensive losses are limited to the portion of the cumulative gain or loss on the derivative contract necessary to offset the cumulative change in expected future cash flows on the hedged transaction from inception of the hedge less the derivative contract gains or losses previously reclassified from accumulated other comprehensive income into earnings.

Based upon market prices at September 30, 2006, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $3.2 million.

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

For interest rate caps qualifying as cash flow hedges, changes in fair value of the derivative contracts are shown as adjustments to other comprehensive income. For those interest rate caps not qualifying as cash flow hedges, changes in fair value of the derivative contracts are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company’s interest rate caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate caps are recorded as assets or liabilities in the balance sheet. Based upon market prices at September 30, 2006, the estimated amount of unrealized gains for interest rate caps shown as adjustments to change in derivative fair value in the statement of operations that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $253,000.

At September 30, 2006, the Company had outstanding the following interest rate caps:

Instrument Type	Term	Notional Amount (1)	Fixed Rate / Cap Rate	Floating Rate	Fair Value as of September 30, 2006
Interest Rate Cap	July 2006 - Sept. 2007	$98,705,000 $70,174,600	5.000%	3-month LIBOR	$ 253,000

(1) Represents the maximum and minimum notional amounts that are hedged during the period.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

Change in Derivative Fair Value

Change in derivative fair value in the statements of operations for the three and nine months ended September 30, 2006 and 2005 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Change in fair value of derivatives not qualifying as cash flow hedges	$(1,330,000)	$739,000	$13,300,000	$557,000
Amortization of derivative fair value gains and losses recognized in earnings prior to actual cash settlements	--	(36,000)	--	111,000
Ineffective portion of derivatives qualifying as cash flow hedges	998,000	(806,000)	3,232,000	547,000
	$(332,000)	$(103,000)	$16,532,000	$1,215,000

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

Fair Value of Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of September 30, 2006 and December 31, 2005 and the methods and assumptions used to estimate their fair value:

	September 30, 2006	December 31, 2005
Derivative assets:
Interest rate caps	$253,000	$188,000
Fixed-price natural gas collars	$10,826,000	$--
Natural gas basis swaps	$--	$--
Derivative liabilities:
Fixed-price natural gas swaps	$(1,869,000)	$(31,185,000)
Fixed-price natural gas collars	$(14,827,000)	$(30,733,000)
Natural gas basis swaps	$(1,207,000)	$--
Bank debt	$(239,000,000)	$(100,000,000)
Other financing agreements	$(729,000)	$(988,000)

The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for bank debt and notes payable approximate fair value due to the variable nature of the interest rates of the bank debt and notes payable.

The fair value of all derivative contracts as of September 30, 2006 and December 31, 2005 was based upon estimates determined by our counter-parties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

Derivative assets and liabilities reflected as current in the September 30, 2006 balance sheet represent the estimated fair value of fixed-price contract and interest rate cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting change in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases, the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

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

Market Risk

The differential, if any, between the floating price paid under each energy swap contract and the price received at the wellhead for the Company’s production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations that result from the fixed-price contracts are affected by movements in basis. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

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

•
For the three months and nine months ended September 30, 2006, dilutive shares do not include the assumed exercise of stock options (convertible into 28,000 and 58,000 common shares, respectively) because the effects were antidilutive.

•
For the three months and nine months ended September 30, 2006, dilutive shares do not include the assumed exercise of stock awards (convertible into 0 and 0 common shares, respectively) because the effects were antidilutive.

•
For the three and nine months ended September 30, 2005, dilutive shares do not include the assumed conversion of the outstanding 10% Series A preferred stock (convertible into 16,000 common shares) because the effects were antidilutive.

•
For the three and nine months ended September 30, 2005, dilutive shares do not include the assumed conversion of convertible debt (convertible into 2,000 and 5,000 common shares, respectively) because the effects were antidilutive.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2006:
Net loss	$(10,073,000)
Preferred stock dividends	--
Basic EPS available to common shareholders	$(10,073,000)	22,123,514	$(0.46)
Effect of dilutive securities:
None	--	--

Diluted EPS available to common shareholders	$(10,073,000)	22,123,514	$(0.46)

For the three months ended September 30, 2005:
Net loss	$(4,253,000)
Preferred stock dividends	(2,000)
Basic EPS loss available to common shareholders	$(4,255,000)	6,679,089	$(0.64)
Effect of dilutive securities:
None	--	--

Diluted EPS loss available to common shareholders	$(4,255,000)	6,679,089	$(0.64)

For the nine months ended September 30, 2006:
Net loss	$(7,136,000)
Preferred stock dividends	--
Basic EPS available to common shareholders	$(7,136,000)	22,090,363	$(0.32)
Effect of dilutive securities:
None	--	--

Diluted EPS available to common shareholders	$(7,136,000)	22,090,363	$(0.32)

For the nine months ended September 30, 2005:
Net loss	$(7,258,000)
Preferred stock dividends	(7,000)
Basic EPS loss available to common shareholders	$(7,265,000)	6,243,093	$(1.16)
Effect of dilutive securities:
None	--	--

Diluted EPS loss available to common shareholders	$(7,265,000)	6,243,093	$(1.16)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

6.  ASSET RETIREMENT OBLIGATIONS

The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Asset retirement obligation beginning balance	$1,275,000	$1,011,000	$1,150,000	$871,000
Liabilities incurred	45,000	58,000	130,000	170,000
Liabilities settled	(2,000)	(2,000)	(5,000)	(5,000)
Accretion expense	24,000	18,000	67,000	49,000
Revisions in estimated cash flows	--	--	--	--
Asset retirement obligation ending balance	$1,342,000	$1,085,000	$1,342,000	$1,085,000

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

Business of Issuer

We are an independent energy company with an emphasis on the acquisition, exploration, development and production of natural gas (coal bed methane) in an eleven county region in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. We also own and operate a gas gathering pipeline network of approximately 1,500 miles in length within this basin. Our main focus is upon the development of our coal bed methane gas reserves in our pipeline network region and upon the continued enhancement of the pipeline system and supporting infrastructure. Unless otherwise indicated, references to “us”, “we”, the “Company” or “Quest” include our operating subsidiaries.

Significant Developments During the Three and the Nine Months Ended September 30, 2006

During the third quarter of 2006, we have continued to be focused on drilling and completing new wells. We drilled 149 gross wells and completed the connection of 194 gross wells to our gas gathering system during this period. For the nine months ended September 30, 2006, we drilled 521 gross wells and completed the connection of 523 gross wells to our gas gathering system. As of September 30, 2006, we had 89 additional gas wells (gross) that we were in the process of completing and connecting to our gas gathering system.

We also continued our program of re-completing our existing single seam wells into multi-seam wells (that is, opening up production of additional gas from different depths), which management anticipates will in the long term increase overall natural gas production.  However, the re-completion program may in the short term negatively affect natural gas production as natural gas wells are taken off line for the re-completions and then undergo a period of "dewatering" after they are re-connected.  During the third quarter, 39 wells were re-completed. During the nine months ended September 30, 2006, 122 wells were re-completed and production from these wells has increased by approximately 14%. We anticipate additional volumes from these wells after dewatering of the newly opened producing zones is completed. We estimate approximately 170 single seam wells remaining to be re-completed and these are planned to be completed over the next 12 to 18 months, depending on when the current production rates of each well decline to a lesser production level.

We are also evaluating the operation of our natural gas gathering system to determine whether changes in compression or other alterations in the operation of the pipeline system might improve production.

On September 30, 2006, our gross daily production, including third parties, was 51.2 Mmcfe/d and our average gross daily production for the thirty day period ended September 30, 2006, including third parties, was 50.4 Mmcfe/d.

Results of Operations

The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005. Comparisons made between reporting periods herein are for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total revenues of $16.7 million for the quarter ended September 30, 2006 represent an increase of approximately 24% when compared to total revenues of $13.5 million for the quarter ended September 30, 2005. The quarters ended September 30, 2006 and 2005 includes a $3.7 million loss and a $6.3 million loss, respectively on settlements of gas hedges. Excluding these settlements, total revenues for the third quarter of 2006 and 2005 were $20.4 million and $19.8 million, respectively.

The increase in oil and gas sales from $12.3 million for the quarter ended September 30, 2005 to $15.3 million for the quarter ended September 30, 2006 was primarily attributable to the decrease in the loss on settlements of gas hedges discussed above. The remainder of the increase in oil and gas sales and the increase in gas pipeline revenue from $1.1 million to $1.4 million resulted from the additional wells and pipelines acquired or completed during the past 12 months, which was partially offset by the natural decline in production from some of our older gas wells and lower natural gas prices. The additional wells contributed to the production of 3,331,000 mcf of net gas for the quarter ended September 30, 2006, as compared to 2,532,000 net mcf produced in the same quarter last year. Our product prices on an equivalent basis (mcfe) decreased from $7.31 per mcfe average for the quarter ended September 30, 2005 to $5.67 per mcfe average for the quarter ended September 30, 2006. For the quarter ended September 30, 2006, the net product price, after accounting for hedge settlements of $3.7 million during the quarter, averaged $4.56 per mcfe. For the quarter ended September 30, 2005, the net product price, after accounting for hedging settlement of $6.3 million during the quarter, averaged $4.80 per mcfe.

Other expense for the three months ended September 30, 2006 was $4,000 as compared to other income of $152,000 for the three-month period ended September 30, 2005. Other income for the three-month period ended September 30, 2005 was primarily the result of an adjustment in overhead fees.

The oil and gas production costs increased to $5.5 million for the quarter ended September 30, 2006 as compared to the operating costs of $4.2 million incurred for the quarter ended September 30, 2005. Lease operating costs per mcf for the quarter ended September 30, 2006 decreased to $1.31 per mcf as compared to $1.33 per mcf for the quarter ended September 30, 2005. Pipeline operating costs increased by approximately 59% from $2.1 million for the quarter ended September 30, 2005 to $3.4 million for the quarter ended September 30, 2006. The cost increases incurred for pipeline operations are due to the number of wells completed and operated during the quarter, the increased miles of pipeline and compression in service and increased property taxes due to both the increased miles of pipeline and an increase in property tax rates. For the quarter ended September 30, 2006, depreciation, depletion and amortization increased to $7.9 million as compared to $4.1 million for the quarter ended September 30, 2005. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells and miles of pipelines acquired and developed and the higher volumes of natural gas and oil produced and the resulting increased depletion rate and development costs.

General and administrative expenses increased from $1.0 million for the quarter ended September 30, 2005 to $2.7 million for the quarter ended September 30, 2006. This increase resulted from a non-cash charge of approximately $344,000 for amortization of equity compensation awards and an accrual of paid time off costs. The remainder of the increase is due to the increased size and complexity of our operations and an increase in legal, accounting and professional fees related to our preparation for our first audit of our internal control over financial reporting that is required by the Sarbanes-Oxley Act in connection with the audit of our 2006 financial statements.

Interest expense increased to $7.0 million for the quarter ended September 30, 2006 from $6.2 million for the quarter ended September 30, 2005, due to higher average outstanding borrowings. However, we did benefit from lower average interest rates as a result of the successful completion of a private offering of equity in November 2005 and a new credit facility affording us improved interest rates on our borrowings.

Change in derivative fair value was a non-cash loss of $332,000 for the three months ended September 30, 2006, which included a $1.3 million loss attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $998,000 relating to hedge ineffectiveness. Change in derivative fair value was a non-cash loss of $103,000 for the three months ended September 30, 2005, which included a $739,000 gain attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133, a $36,000 net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $806,000 relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivative contracts that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

We recorded a net loss of $10.1 million for the quarter ended September 30, 2006 as compared to a net loss of $4.3 million for the quarter ended September 30, 2005, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenues of $42.5 million for the nine months ended September 30, 2006 represent an increase of approximately 10% when compared to total revenues of $38.6 million for the nine months ended September 30, 2005. The nine months ended September 30, 2006 includes a $14.6 million loss on settlements of gas hedges. Of these settlements, $10.2 million was recorded as other expense due to the contracts not qualifying for hedge accounting treatment during the nine months. Excluding these settlements, total revenues for the first nine months of 2006 were $57.1 million. Total revenues for the nine months ended September 30, 2005 include an $11.7 million loss on settlements of gas hedges. The settlements were recorded against gas sales as those hedge contracts did qualify for hedge accounting treatment during the nine months. Excluding this loss, total revenues for the first nine months of 2005 were $50.3 million. Excluding the settlements on gas hedges, the increase in revenue for the nine months ended September 30, 2006 was achieved by a combination of the addition of more producing wells which was partially offset by lower natural gas prices and by the natural decline in production from some of our older gas wells.

The increase in oil and gas sales from $35.6 million for the nine months ended September 30, 2005 to $49.1 million for the nine months ended September 30, 2006 was primarily attributable to the classification of the hedge settlements discussed above. The remainder of the increase in oil and gas sales and the increase in gas pipeline revenue from $2.8 million to $3.7 million resulted from the additional wells and pipelines acquired or completed during the past 12 months, which was partially offset by the natural decline in production from some of our older gas wells and lower natural gas prices. The additional wells contributed to the production of 8,718,000 mcf of net gas for the nine months ended September 30, 2006, as compared to 7,106,000 net mcf produced in the same nine months last year. Our product prices on an equivalent basis (mcfe) decreased from $6.60 per mcfe average for the nine months ended September 30, 2005 to $6.08 per mcfe average for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, the net product price, after accounting for hedge settlements of $14.6 million, averaged $4.40 per mcfe. For the nine months ended September 30, 2005, the net product price, after accounting for hedging settlement of $11.7 million, averaged $5.10 per mcfe.

Other expense for the nine months ended September 30, 2006 was $10.3 million as compared to other revenue of $133,000 for the nine-month period ended September 30, 2005. Other expense for the nine months ended September 30, 2006 was the result of a reclassification from gas sales of cash settlements for derivative contracts that did not qualify as cash flow hedges for the nine months. Other income for the nine months ended September 30, 2005 was primarily the result of an adjustment of overhead fees.

The oil and gas production costs increased to $14.1 million for the nine months ended September 30, 2006 as compared to the operating costs of $9.5 million incurred for the nine months ended September 30, 2005. Lease operating costs per mcf for the nine months ended September 30, 2006 increased to $1.23 per mcf as compared to $1.03 per mcf for the nine months ended September 30, 2005. Pipeline operating costs increased by approximately 58% from $5.9 million for the nine months ended September 30, 2005 to $9.3 million for the nine months ended September 30, 2006. The lease operating cost per mcf increased due to: an increase in the size of the field labor force, as a result of our increased development program; an increase in wage rates; an increase in well repairs, utilities, and fuel costs due to the increase in the number of wells being operated and an increase in energy and raw material costs; and an increase in property taxes due to both the increase in the number of properties that we own and an increase in property tax rates. Additionally, approximately $290,000 was recorded in the nine months for the shares of common stock representing the Company's contribution to its profit sharing plan. The cost increases incurred for pipeline operations are due to the number of wells acquired, completed and operated during the nine months, the increased miles of pipeline and compression in service and increased property taxes due to both the increased miles of pipeline and an increase in property tax rates. For the nine months ended September 30, 2006, depreciation, depletion and amortization increased to $20.6 million as compared to $11.3 million for the nine months ended September 30, 2005. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells and miles of pipelines acquired and developed and the higher volumes of gas and oil produced and the resulting increased depletion rate and development costs.

General and administrative expenses increased from $3.0 million for the nine months ended September 30, 2005 to $6.6 million for the nine months ended September 30, 2006. This increase resulted from a non-cash charge of approximately $1.0 million for amortization of stock awards and an accrual of paid time off costs. The remainder of the increase is due to the increased size and complexity of our operations and to an increase in legal, accounting and professional fees related to our preparation for our first audit of our internal control over financial reporting that is required by the Sarbanes-Oxley Act in connection with the audit of our 2006 financial statements.

Interest expense decreased to $15.9 million for the nine months ended September 30, 2006 from $17.3 million for the nine months ended September 30, 2005, due to lower average interest rates as a result of the successful completion of a private offering of equity in November 2005 and a new credit facility affording us improved interest rates on our borrowings, which was partially offset by higher average outstanding borrowings.

Change in derivative fair value was a non-cash gain of $16.5 million for the nine months ended September 30, 2006, which included a $13.3 million gain attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $3.2 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash gain of $1.2 million for the nine months ended September 30, 2005, which included a $557,000 gain attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133, a $111,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $547,000 relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivative contracts that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

We recorded a net loss of $7.1 million for the nine months ended September 30, 2006 as compared to a net loss of $7.3 million for the nine months ended September 30, 2005, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above.

Liquidity and Capital Resources

At September 30, 2006, we had current assets of $39.1 million, a working capital deficit (current assets minus current liabilities, excluding the short-term derivative assets and liabilities) of $6.9 million and had $24.7 million of net cash provided by operations during the nine months ended September 30, 2006. At September 30, 2006, our working capital deficit (including the short-term derivative assets and liabilities) totaled $9.8 million.

During the nine months ended September 30, 2006, a total of approximately $148.5 million was invested in new natural gas wells and properties, new pipeline facilities, and other additional capital items. This investment was funded by cash flow from operations and borrowings under our credit facilities.

Net cash provided by operating activities totaled $24.7 million for the nine months ended September 30, 2006 as compared to net cash provided by operating activities of $7.6 million for the nine months ended September 30, 2005. This resulted from an increase in depreciation and depletion, an increase in restricted cash, inventory and accounts payable, partially offset by decreases in accrued interest on subordinated notes and revenue payables.

Our working capital deficit (current assets minus current liabilities, excluding the short-term derivative asset and liability of $5.3 million and $8.2 million, respectively) was $6.9 million at September 30, 2006, compared to working capital (excluding the short-term derivative asset and liability of $95,000 and $38.2 million, respectively) of $3.1 million at December 31, 2005. The changes in working capital were primarily due to the net effect of an increase in cash of $10.0 million, representing borrowings under our credit facilities; an increase of $4.4 million in inventory due to purchases of poly pipe due to a tightness in the market place; a decrease in other current assets of $700,000; a decrease in revenue payable of $1.2 million resulting from lower product prices; an increase in accounts payable of $21.9 million due to the expansion of our wells and pipeline development program; an increase of $1.5 million in accrued expenses; and a decrease of $1.5 million in accounts receivable.

As discussed under Note 2 to the consolidated financial statements included elsewhere in this report, we have credit facilities providing for borrowings of up to $275 million. These facilities consist of $225 million of term loans, which are fully funded, and a $50 million revolving credit facility. As of November 14, 2006, we had $33 million of borrowings outstanding under our revolving credit facility and we had $10 million of availability under our revolving credit agreement set aside to cover outstanding letters of credit, leaving approximately $7 million of additional availability under our revolving credit agreement.

The Company expects capital expenditures for 2006 to total approximately $175 million. From these expenditures, the Company now expects approximately 640 wells will be connected during the year. The company's leasehold inventory is currently greater than 560,000 net acres of which approximately 57% is undeveloped.

We entered into a drilling contract during the third quarter that provides for up to twenty four hour operations exclusively on our properties, including the drilling of the well bore and the setting of casing for each well bore. The contract is for a daily rate of $18,600 and is for a two year period, commencing on August 15, 2006. This contract assures that we have access to sufficient drilling capacity for the number of projected wells, as indicated below, for years 2007 and 2008.

We also currently intend to drill approximately 750 wells per year for each of 2007 and 2008. Management currently estimates that it will require over the next two years a capital investment of approximately $150 million per year for drilling and developing these wells and related salt water disposal wells, pipeline expansion to connect the new wells to our existing gas gathering pipeline network, leasing of additional acreage, expenditures for our re-completion program and additions to our rolling stock inventory. We intend to finance capital expenditures during 2007 and 2008 utilizing a combination of cash flow from operations, additional borrowings, the sale of equity and/or possibly strategic transactions.

We announced on November 6, 2006, that we are pursuing the creation of a mid-stream limited partnership that would own our gas gathering pipeline system and that we anticipate raising between $65 million and $75 million, before expenses, from the sale to institutional investors of between 35% and 40% of the partnership interests (excluding the general partner's incentive distribution rights). We anticipate that some of the investors may receive a portion of the incentive distribution rights as part of the transaction. It is expected that a portion of the net proceeds from the offering would initially be used to reduce outstanding borrowings under our revolving credit facility and that the remainder would be used for new well development and/or expansion of our gas gathering pipeline system. We anticipate closing the transaction before year-end. However, the transaction is subject to the completion of due diligence by the investors, the negotiation and execution of definitive documentation for the transaction and obtaining the consent of our existing lenders. No assurance is given that the transaction will be completed before year-end, if at all, or that it will be completed on these terms.

Although we believe that we will have adequate additional reserves and other resources to support future development plans, no assurance can be given that we will be able to obtain funding sufficient to support all of our development plans or that such funding will be on terms favorable to us.

Contractual Obligations

Future payments due on our contractual obligations as of September 30, 2006 are as follows:

	Total	2006-2007	2008-2009	2010-2011	thereafter
Second Lien Term Note	$100,000,000	$--	$--	$--	$100,000,000
Third Lien Term Note	75,000,000	--	--	--	75,000,000
First Lien Term Note	50,000,000	--	--	50,000,000	--
Revolving Note	14,000,000	--	--	14,000,000	--
Drilling obligation	12,955,000	2,465,000	10,490,000	--	--
Notes payable	729,000	421,000	199,000	15,000	94,000
Lease obligations	396,000	158,000	238,000	--	--
Derivatives	17,903,000	8,244,000	9,659,000	--	--
Total	$270,983,000	$11,288,000	$20,586,000	$64,015,000	$175,094,000

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

Off-Balance Sheet Arrangements

At September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2005, in Item 7A of our 2005 Form 10-K report. For more information on our risk management activities, see Note 4 to our consolidated financial statements entitled “Financial Instruments and Hedging Activities” included elsewhere in this report.

Item 4. Controls and Procedures

As of September 30, 2006, our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

12.1	Statement re: computation of ratios
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 2006.

QUEST RESOURCE CORPORATION

By:	/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer