Form 10-K/A
period 2006-12-31
QUEST RESOURCE CORP
filed 2007-05-03
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A-1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K is to correct certain typographical errors in the report of the Independent Registered Public Accounting Firm on page F-1 of this report.

This amended Form 10-K/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-K except as set forth above. Additionally, this amended Form 10-K/A-1, except as set forth above, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filings.

i

ii

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

We have audited the accompanying consolidated balance sheets of QUEST RESOURCE CORPORATION and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005, the seven months ended December 31, 2004 and the year ended May 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Resource Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years ended December 31, 2006 and 2005, the seven months ended December 31, 2004 and the year ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

(a)(1) and (2) Financial Statements and Financial Statement Schedules.  See “Index to Financial Statements” set forth on page 52 of this Form 10-K/A-1.

(a)(3) Index to Exhibits.  Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 56 of this Form 10-K/A-1 that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of May, 2007.

Quest Resource Corporation

/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Contribution, Conveyance and Assumption Agreement by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, Quest Resource Corporation, Quest Cherokee, LLC, Bluestem Pipeline, LLC and the other subsidiaries of Quest Resource Corporation designated therein entered into on December 22, 2006, but effective as of December 1, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
3	.1*	The Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12G/A (Amendment No. 2) filed on December 7, 2005).
3	.2*	Certificate of Designations for Series B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
3	.3*	Amendment to the Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).
3	.4*	The Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005).
4	.1*	Specimen of certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A (Amendment No. 2) filed on December 7, 2005).
4	.2*	Rights Agreement dated as of May 31, 2006, between Quest Resource Corporation and UMB Bank, n.a., which includes as Exhibit A, the Certificate of Designations Preferences and Rights of Series B Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
4	.3*	Amended and Restated Senior Credit Agreement by and among Quest Resource Corporation, Quest Cherokee, LLC, Guggenheim Corporate Funding, LLC, and the Lenders party thereto, dated as of the 7th day of February, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on 10-K filed on March 31, 2006).
4	.4*	Amendment No. 1 to Amended and Restated Senior Credit Agreement by and among Quest Resource Corporation, Quest Cherokee, LLC, Guggenheim Corporate Funding, LLC, and the Lenders party thereto, dated as of the 9th day of June, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).
4	.5*	Waiver and Amendment No. 2 dated as of December 22, 2006 by and among Quest Cherokee, LLC and Quest Resource Corporation, as borrowers, the financial institutions from time to time parties thereto and Guggenheim Corporate Funding, LLC, as administrative agent under that certain Amended and Restated Senior Credit Agreement dated as of February 7, 2006 by and among Quest Cherokee, LLC and Quest Resource Corporation, the financial institutions from time to time parties thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
4	.6*	Second Amended and Restated Security Agreement dated as of December 22, 2006 made by Quest Cherokee, LLC and Quest Resource Corporation and the Guarantors listed on the signature pages thereto or from time to time party thereto by execution of a Joinder Agreement in favor of Guggenheim Corporate Funding, LLC, in its capacity as Administrative Agent for the benefit of the Secured Parties under the Senior Credit Agreement (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
4	.7*	Amended and Restated Guaranty dated as of December 22, 2006, by each of J-W Gas Gathering, L.L.C., Ponderosa Gas Pipeline Company, LLC, Producers Service, LLC, Quest Cherokee Oilfield Service, LLC, Quest Energy Service, LLC, Quest Oil & Gas, LLC, and STP Cherokee, LLC, in favor of Guggenheim Corporate Funding, LLC, as administrative agent for the benefit of the secured parties under the Amended and Restated Security Agreement for the Senior Credit Agreement (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 29, 2006).

Exhibit No.		Description

4	.8*	Second Amended and Restated Intercreditor Agreement by and among Quest Resource Corporation, Quest Cherokee, LLC, STP Cherokee, Inc., Quest Oil & Gas Corporation, Quest Energy Service, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated, J-W Gas Gathering, L.L.C., Bluestem Pipeline, LLC, Quest Cherokee Oilfield Service, LLC, and Guggenheim Corporate Funding, LLC, dated as of the 9th day of June, 2006 (incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on June 14, 2006).
4	.9*	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production by Quest Cherokee, LLC, to Guggenheim Corporate Funding, LLC, dated November 14, 2005 (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
4	.10**	First Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production by Quest Cherokee, LLC to Guggenheim Corporate Funding, LLC, dated July 31, 2006.
4	.11*	Amended and Restated Second Lien Term Loan Agreement by and among Quest Cherokee, LLC, Quest Resource Corporation, Guggenheim Corporate Funding, LLC, and the Lenders party thereto, dated as of the 9th day of June, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 14, 2006).
4	.12*	Waiver and Amendment No. 1 dated as of December 22, 2006 by and among Quest Cherokee, LLC and Quest Resource Corporation, as borrowers, the financial institutions from time to time parties thereto and Guggenheim Corporate Funding, LLC, as administrative agent under that certain Amended and Restated Second Lien Term Loan Agreement dated as of June 9, 2006 by and among Quest Cherokee, LLC and Quest Resource Corporation, the financial institutions from time to time parties thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
4	.13*	Second Amended and Restated Security Agreement dated as of December 22, 2006 made by Quest Cherokee, LLC and Quest Resource Corporation and the Guarantors listed on the signature pages thereto or from time to time party thereto by execution of a Joinder Agreement in favor of Guggenheim Corporate Funding, LLC, in its capacity as Administrative Agent for the benefit of the Secured Parties under the Second Lien Term Loan (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
4	.14*	Amended and Restated Guaranty dated as of December 22, 2006, by each of J-W Gas Gathering, L.L.C., Ponderosa Gas Pipeline Company, LLC, Producers Service, LLC, Quest Cherokee Oilfield Service, LLC, Quest Energy Service, LLC, Quest Oil & Gas, LLC, and STP Cherokee, LLC, in favor of Guggenheim Corporate Funding, LLC, as administrative agent for the benefit of the secured parties under the Second Amended and Restated Security Agreement for the Second Lien Term Loan (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
4	.15*	Third Lien Term Loan Agreement by and among Quest Cherokee, LLC, Quest Resource Corporation, Guggenheim Corporate Funding, and the Lenders party thereto, dated as of the 9th day of June, 2006 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 14, 2006).
4	.16*	Waiver and Amendment No. 1 dated as of December 22, 2006 by and among Quest Cherokee, LLC and Quest Resource Corporation, as borrowers, the financial institutions from time to time parties thereto and Guggenheim Corporate Funding, LLC, as administrative agent under that certain Third Lien Term Loan Agreement dated as of June 9, 2006, by and among Quest Cherokee, LLC and Quest Resource Corporation, the financial institutions from time to time parties thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
4	.17*	Amended and Restated Security Agreement dated as of December 22, 2006 made by Quest Cherokee, LLC and Quest Resource Corporation and the Guarantors listed on the signature pages thereto or from time to time party thereto by execution of a Joinder Agreement in favor of Guggenheim Corporate Funding, LLC, in its capacity as Administrative Agent for the benefit of the Secured Parties for the Third Lien Term Loan (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 29, 2006).

Exhibit No.		Description

4	.18*	Amended and Restated Guaranty dated as of December 22, 2006, by each of J-W Gas Gathering, L.L.C., Ponderosa Gas Pipeline Company, LLC, Producers Service, LLC, Quest Cherokee Oilfield Service, LLC, Quest Energy Service, LLC, Quest Oil & Gas, LLC, and STP Cherokee, LLC, in favor of Guggenheim Corporate Funding, LLC, as administrative agent for the benefit of the secured parties under the Amended and Restated Security Agreement for the Third Lien Term Loan (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
4	.19**	Credit Agreement dated as of January 31, 2007, by and among Bluestem Pipeline, LLC, Quest Midstream Partners, L.P., Royal Bank of Canada, and the Lenders party thereto.
4	.20**	Guaranty for Credit Agreement by Quest Midstream Partners, L.P. in favor of Royal Bank of Canada, dated as of January 31, 2007.
4	.21**	Pledge and Security Agreement for Credit Agreement by Quest Midstream Partners, L.P. for the benefit of Royal Bank of Canada, dated as of January 31, 2007.
4	.22**	Pledge and Security Agreement for Credit Agreement by Bluestem Pipeline, LLC for the benefit of Royal Bank of Canada, dated as of January 31, 2007.
4	.23**	Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement (KS) by Bluestem Pipeline, LLC to Royal Bank of Canada, dated January 31, 2007.
4	.24**	Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement (OK) by Bluestem Pipeline, LLC to Royal Bank of Canada, dated January 31, 2007.
10	.1*	Employment Agreement dated as of October 17, 2005 between the Company and Jerry D. Cash (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.2*	Employment Agreement dated as of October 17, 2005 between the Company and David Grose (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.3*	Non-Competition Agreement by and between Quest Resource Corporation, Quest Cherokee, LLC, Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 6, 2004).
10	.4*	Interest Rate Cap Transaction Agreements between Quest Cherokee, LLC and UBS AG London Branch dated September 21, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB filed on February 24, 2005).
10	.5*	Summary of director compensation arrangements (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.6*	Management Annual Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement filed May 3, 2006).
10	.7*	Company’s 2005 Omnibus Stock Award Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.8*	Form of the Company’s 2005 Omnibus Stock Award Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.9*	Form of the Company’s 2005 Omnibus Stock Award Plan Bonus Shares Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.10*	Form of Indemnification Agreement with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

Exhibit No.		Description

10	.11*	Purchase Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, Quest Resource Corporation, Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.12*	Investors’ Rights Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, Quest Resource Corporation, Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.13*	Omnibus Agreement dated as of December 22, 2006, by and among Quest Resource Corporation, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.14*	Registration Rights Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.15*	Midstream Services and Gas Dedication Agreement between Bluestem Pipeline, LLC and Quest Resource Corporation entered into on December 22, 2006, but effective as of December 1, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.16*	First Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.17*	Amended and Restated Limited Liability Company Agreement of Quest Midstream GP, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
12	.1**	Statement regarding computation of ratios.
21	.1**	List of subsidiaries.
23	.1**	Consent of Cawley and Gillespie & Associates, Inc.
23.2		Consent of Murrell, Hall, McIntosh & Co., PLLP.
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

** Previously filed.