Form 10-Q/A
period 2007-06-30
QUEST RESOURCE CORP
filed 2007-08-10
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Explanatory Note

This Form 10-Q/A-1 (Amendment No. 1) is being filed by Quest Resource Corporation to amend its Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007. This Amendment No. 1 reflects revisions to the discussion regarding results of operations located in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUEST RESOURCE CORPORATION

FORM 10-Q/A-1

(Amendment No. 1)

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

2.	LONG–TERM DEBT

Long-term debt consists of the following:

	December 31, 2006	June 30, 2007
	(dollars in thousands)
Senior credit facilities – Quest	$225,000	$235,000
Senior credit – Quest Midstream	—	20,000
Other notes payable	569	270

Total long-term debt	225,569	255,270

Less - current maturities	324	179

Total long-term debt, net of current maturities	$225,245	$255,091

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative liabilities:
Basis swaps	$(377)	$(377)	$(110)	$(110)
Fixed-price natural gas collars	$(12,316)	$(12,316)	$(10,902)	$(10,902)
Credit facilities	$(225,000)	$(225,000)	$(255,000)	$(255,000)
Other financing agreements	$(569)	$(569)	$(270)	$(270)

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
Effect of dilutive securities:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

None	—	—

Diluted EPS available to common shareholders	$(4,487)	22,217,048	$(0.20)

For the six months ended June 30, 2006
Net income	$2,937
Preferred stock dividends	—
Basic EPS loss available to common shareholders	$2,937	22,073,513	$0.13
Effect of dilutive securities:
Stock options	—	52,103
Stock awards	—	8,540

Diluted EPS available to common shareholders	$2,937	22,134,156	$0.13

For the six months ended June 30, 2007:
Net loss	$(7,798)
Preferred stock dividends	—
Basic EPS available to common shareholders	$(7,798)	22,211,561	$(0.35)
Effect of dilutive securities:
None	—	—

Diluted EPS available to common shareholders	$(7,798)	22,211,561	$(0.35)

6.	ASSET RETIREMENT OBLIGATIONS

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

Operating Expenses. Oil and gas production costs were $7.7 million for the three months ended June 30, 2007 as compared to $4.6 million for the three months ended June 30, 2006, an increase of $3.1 million, or 67.4%. Lease operating costs per Mcfe for the three months ended June 30, 2007 increased to $1.36 per Mcfe as compared to $1.26 per Mcfe for the three months ended June 30, 2006. The lease operating cost per Mcfe increased due to a number of factors, including: excessively wet spring and summer weather conditions (including flooding) that resulted in a larger percentage of the field labor force being charged to operating expense as compared to capital expenditures, our increased development program, an increase in wage rates due to a tight labor market for skilled workers in the Cherokee Basin, an increase in well repairs, utilities and fuel costs due to the increase in the number of wells being operated, an increase in energy and raw material costs and an increase in property taxes due to both the increase in the number of properties that we own and an increase in property tax rates.

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

Operating Expenses. Oil and gas production costs were $15.0 million for the six months ended June 30, 2007 as compared to $8.6 million for the six months ended June 30, 2006, an increase of $6.4 million, or 74.4%. Lease operating costs per Mcfe for the six months ended June 30, 2007 increased to $1.39 per Mcfe as compared to $1.18 per Mcfe for the six months ended June 30, 2006. The lease operating cost per Mcfe increased due to a number of factors, including: winter weather and excessively wet spring and summer weather conditions (including flooding) that resulted in a larger percentage of the field labor force being charged to operating expense as compared to capital expenditures, our increased development program, an increase in wage rates due to a tight labor market for skilled workers in the Cherokee Basin, an increase in well repairs, utilities and fuel costs due to the increase in the number of wells being operated, an increase in energy and raw material costs and an increase in property taxes due to both the increase in the number of properties that we own and an increase in property tax rates.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of August, 2007.

QUEST RESOURCE CORPORATION

By:	/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer