Form 10-K/A
period 2006-12-31
QUEST RESOURCE CORP
filed 2008-01-17
CIK 775351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17371

______________________

QUEST RESOURCE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

______________________

Nevada	90-0196936
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

210 Park Avenue, Suite 2750
Oklahoma City, Oklahoma	73102
(Address of Principal Executive Offices	(Zip Code)

Registrant’s Telephone Number, including area code: 405-600-7704

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	Nasdaq Global Market
Series B Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No ☐

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

Large accelerated filer ☐          Accelerated filer [ X ]          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No [ X ]

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment 2”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2007 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 3, 2007 (the “Amendment 1”) of Quest Resource Corporation (the “Company”), is being filed to make the following revisions:

•

The second paragraph under “Items 1. and 2. Description of Business and Properties—General”, the first paragraph under “Items 1. and 2. Description of Business and Properties—Exploration & Production Activities”, the first and third paragraphs under “Items 1. and 2. Description of Business and Properties—Exploration & Production Activities—Natural Gas and Oil Reserves”, and “Items 1. and 2. Description of Business and Properties—Glossary of Oil and Gas Terms” have been amended to delete the references to PV-10 values.

•

The second paragraph under “Items 1. and 2. Description of Business and Properties—General” and the next to the last bulleted paragraph under “Items 1. and 2. Description of Business and Properties—Competitive Strengths” have been amended to provide clarifying descriptions of the Company’s average reserve-to-production ratio and standard economic life of the Company’s wells.

•

The tables under “Items 1. and 2. Description of Business and Properties—Exploration & Production Activities—Production Volumes, Sale Prices, and Production Costs” have been combined into a single table and the data has been revised to disclose production costs and taxes on an equivalent basis rather than separate cost figures for gas and oil.

•

The second risk factor’s caption under “Item 1A. Risk Factors—Risks Related to the Company’s Business” has been amended to explain that the Company’s estimated reserves are based on assumptions that may prove to be inaccurate, rather than stating that investors should not place undue reliance on estimated reserve information.

•

Typographical and methodological errors were corrected in the tables (i) under “Item 6. Selected Financial Data”, (ii) under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Data”, (iii) in the Consolidated Statements of Cash Flows under “Item 8. Financial

Statements”, (iv) in Note 17. SFAS 69 Supplemental Disclosures (Unaudited)—Natural Gas and Oil Reserve Quantities under “Item 8. Financial Statements—Notes to Consolidated Financial Statements”, and (v) in Note 17. SFAS 69 Supplemental Disclosures (Unaudited)—Standardized Measure of Discounted Future Net Cash Flows under “Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

•

In connection with the restatement of the December 31, 2006 financial statements to reflect the reclassification regarding cash and the reporting of certain cash settlements, the Report of Independent Registered Public Accounting Firm and financial statements were amended and a new Note 16. Reclassifications was added to “Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

•

A definition of “restricted cash” was added to Note 1. Basis of Presentation and Summary of Significant Accounting Policies under “Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

•

The second and third paragraphs in Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Natural Gas and Oil Properties under “Item 8. Financial Statements—Notes to Consolidated Financial Statements” were amended to clarify how the ceiling test is computed.

•

The effective interest rates under the Company’s credit facilities and a disclosure regarding the Company’s compliance with its credit facilities and other notes payable were added in Note 3. Long-Term Debt—Credit Facilities – Guggenheim under “Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

•

The number of shares of common stock granted to employees as stock awards was added in Note 4. Stockholders’ Equity—Common Stock Transactions—Stock Awards under “Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

•	A summary of the Company’s rights agreement was added in Note 4. Stockholders’ Equity—Common Stock Transactions under “Item 8. Financial Statements—Notes to Consolidated Financial Statements”.
•

Note 7. Supplemental Cash Flow Information under “Item 8. Financial Statements—Notes to Consolidated Financial Statements” was amended to delete the disclosure that the issuance of common units in Quest Midstream Partners, L.P. was a non-cash investing and financing activity.

•

Realized gains and losses on non-qualifying cash flow hedges have been reclassified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Significant Developments During the Year Ended December 31, 2006—Results of Operations” and Note 15. Derivatives—Change in Derivative Fair Value in “Item 8. Financial Statements”.

This Amendment 2 amends and restates only the information in Items 1, 1A and 2 of Part I, Items 6, 7 and 8 of Part II and Item 15 of Part IV of the Original Filing, as modified by Amendment 1, and no other information in the Original Filing, as modified by Amendment 1, is amended hereby. Except for the foregoing amended and restated information, this Amendment 2 speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing. Accordingly, this Amendment 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission after the filing of the Original Filing on March 16, 2007.

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

See “—Recent Developments” for additional information regarding our formation of Quest Midstream.

Change in Fiscal Year. We elected to change our year-end from May 31 to December 31, effective January 1, 2005. Accordingly, our financial statements included in this report consist of the financial statements for the fiscal year ended May 31, 2004, the seven-month transition period ended December 31, 2004, the calendar year ended December 31, 2005 and the calendar year ended December 31, 2006.

General

A Glossary of Oil and Gas Terms is included in this report beginning on page 23.

We are an independent energy company engaged in the exploration, development and production of natural gas. Our operations are currently focused on the development of coal bed methane or CBM in a 15 county region in southeastern Kansas and northeastern Oklahoma known as the Cherokee Basin. As of December 31, 2006, we had 198.2 Bcfe of net proved reserves. Our reserves are approximately 99% CBM  and 60.4% proved developed. We believe we are the largest producer of natural gas in the Cherokee Basin with an average net daily production of 33.8 mmcfe for the year ended December 31, 2006. Our average reserve-to-production ratio is 16 years (7.63 years for our proved developed properties) based on our reserves as of December 31, 2006 and our production (12.34 Bcfe) for the year ended December 31, 2006. Based on our current rate of new well development and our current undeveloped acreage, we estimate that it would take us approximately 4.87 years to fully develop our existing acreage, using 160 acre spacing. In addition, the standard economic life of our typical Cherokee Basin well is approximately 15 years.

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

Summary of Cherokee Basin Properties as of December 31, 2006

Estimated Net Proved Reserves (Bcfe)	198.0
Percent Proved Developed (1)	60.4%
Producing Gas and Oil Wells (gross)	1,650
Approximate No. Proved Undeveloped Drill Sites (gross) (2)	1,760
Net Developed Acres (3)	241,634
Net Undeveloped Acres (3)	282,295
Total Net Acres	523,929

_______________

(1)

We estimate the cost as of December 31, 2006 to fully develop our proved undeveloped and proved developed non-producing reserves on 160 acre spacing excluding abandonment is approximately $322 million, including pipeline expansion through Quest Midstream.

(2)	Assuming wells drilled on undeveloped acreage is on 160 acre spacing.
(3)	Represents acreage with wells drilled on 160 acre spacing locations.

Recent Drilling and Completion Activity and Pipeline Miles

	12 Months Ended December 31,
	2006	2005	2004
Wells Drilled	622	99	466
Wells Recompleted	125	205	18
Wells Connected	638	233	164
Pipeline Miles	392	120	141
Well Completion %	99%	98%	98%
Total Capital Expenditures – (in thousands) (1)	$166,801 (2)	$41,442 (3)	$53,600

_______________

(1)	Capital expenditures represent cash transactions.
(2)	Excludes $5.7 million for other assets.
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

•

Long-lived reserves. Our average reserve-to-production ratio is 16 years (7.63 years for our proved developed properties) based on our reserves as of December 31, 2006 and our production (12.34 Bcfe) for the year ended December 31, 2006. Based on our current rate of new well development and our current undeveloped acreage, we estimate that it would take us approximately 4.87 years to fully develop our existing acreage, using 160 acre spacing. In addition, the standard economic life of our typical Cherokee Basin well is approximately 15 years. We believe this long reserve life reduces the reinvestment risk associated with our asset base.

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

Exploration & Production Activities

As of December 31, 2006, we controlled approximately 542,000 gross acres. The petroleum engineering firm of Cawley, Gillespie & Associates, Inc., of Ft. Worth, Texas, estimated our proved oil and natural gas reserves to be as follows as of December 31, 2006: estimated gross natural gas proved reserves of 242.4 Bcf, of which 198.2 Bcf is net to the Company, and estimated proved oil reserves of 40,800 gross (32,272 net) barrels.

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

	Productive Wells							Leasehold Acreage (2)
As of	Natural Gas (1)		Oil		Total		Producing (3)		Non-Producing		Total Leased
Dec. 31	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2004	795	774.3	29	27.9	824	802.2	311,941	291,318	205,230	187,884	517,171	479,202
2005	1,026	999.3	29	27.9	1,055	1,027.2	334,676	310,663	198,569	184,322	533,245	494,985
2006	1,653	1,609.9	29	27.9	1,682	1,637.8	394,795	385,149	147,247	138,780	542,042	523,929

________________________

(1)	At December 31, 2006, the Company had approximately 1,270 wells that have multiple producing completions.
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

During the year ended December 31, 2006, we drilled 622 gross (605.8 net) new wells on our properties, all being natural gas wells. The wells drilled have been evaluated and were included in the year-end reserve report. The oil well count remains constant as we are focusing on adding natural gas reserves. (See “—Summary of New and Abandoned Well Activity”). During the year ended December 31, 2006, we continued to lease additional acreage in certain core development areas of the Cherokee Basin.

Natural Gas and Oil Reserves

The following table summarizes the reserve estimate and analysis of net proved reserves of natural gas and oil as of December 31, 2006, 2005 and 2004 and May 31, 2004, in accordance with Securities and Exchange Commission (“SEC”) guidelines. The data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. The value of estimated future net revenues from these reserves was calculated on a non-escalated price basis. During 2006, we filed estimates of our natural gas and oil reserves for the year 2005 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23. The data on Form

EIA-23 was presented on a different basis, and included 100% of the natural gas and oil volumes from our operated properties only, regardless of our net interest. The difference between the natural gas and oil reserves reported on Form EIA-23 and those reported in this report exceeds 5%.

	December 31,			May 31,
	2006	2005	2004	2004
Proved Developed Gas Reserves (mcf)	122,390,000	71,638,000	81,467,300	62,558,900
Proved Undeveloped Gas Reserves (mcf)	75,650,000	62,681,000	68,376,600	71,017,300
Total Proved Gas Reserves (mcf)	198,040,000	134,319,000	149,843,900	133,576,200
Proved Developed Oil Reserves (bbl) (1)	32,272	32,269	47,834	57,105
Future Cash Flows Before Income Taxes	$432,082,000	$769,677,000	$611,106,300	$482,745,600

________________________

(1)	Although we have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves.

The Company’s total proved reserves increased from 134.5 bcfe as of December 31, 2005 to 198.0 bcfe as of December 31, 2006.

There are numerous uncertainties inherent in estimating natural gas and oil reserves and their values. The reserve data set forth in this report is only an estimate. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Furthermore, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, and such revisions can be substantial. Accordingly, reserve estimates often differ from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The future net cash flow amounts are estimates based upon current prices at the time the reports were prepared and do not take into account the effects of our natural gas hedging program.

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

Production Volumes, Sales Prices, and Production Costs

The following table sets forth certain information regarding the natural gas and oil properties owned by us through our subsidiaries. The natural gas and oil production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells.

	Year Ended		7 Mos	Year Ended
	December 31,			May 31,
	2006	2005	2004	2004
	(Restated)
Net Production:
Gas (bcf)	12.29	9.57	5.01	5.53
Oil (bbls)	9,737	9,241	5,551	8,549
Gas equivalent (bcfe)	12.34	9.62	5.05	5.58
Gas and Oil Sales ($ in thousands):
Gas sales	$72,865	$71,137	$28,864	$27,694
Gas derivatives – gains (loss)	$(7,888)	$(27,066)	$(4,908)	$102
Total gas sales	$64,977	$44,071	$23,956	$27,796
Oil sales	$574	$494	$245	$351
Total gas and oil sales	$65,551	$44,565	$24,201	$28,147

	Year Ended		7 Mos	Year Ended
	December 31,			May 31,
	2006	2005	2004	2004
	(Restated)
Avg Sales Price (excluding effects of hedging):
Gas ($ per mcf)	$5.93	$7.44	$5.74	$5.19
Oil ($ per bbl)	$58.95	$53.46	$44.14	$41.06
Gas equivalent ($ per mcfe)	$5.95	$7.45	$5.77	$5.02
Avg Sales Price (including effects of hedging):
Gas ($ per mcf)	$5.29	$4.61	$4.83	$5.04
Oil ($ per bbl)	$58.95	$53.46	$44.14	$41.06
Gas equivalent ($ per mcfe)	$5.31	$4.63	$4.79	$5.04
Expenses ($ per mcfe):
Lifting	$1.29	$0.98	$0.72	$0.91
Production and property tax	$0.55	$0.58	$0.37	$0.34
Net Revenue ($ per mcfe)	$3.47	$3.07	$3.70	$3.79

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

	Year Ended December 31, 2006 (1)		Year Ended December 31, 2005 (1)		7 Month Transition Period Ended December 31, 2004 (1)		Year Ended May 31, 2004
	Gas		Gas		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells Drilled:
Capable of Production	–	–	–	–	–	–	–	–	–	–
Dry	–	–	–	–	–	–	–	–	–	–
Development Wells Drilled:
Capable of Production	638	621	233	227	117	114	–	–	138	132
Dry	–	–	–	–	–	–	–	–	2	2
Re-completion of Old Wells:
Capable of Production	125	122	205	200	38	38	–	–	–	–
Wells Abandoned	(0)	(0)	(0)	(0)	(11)	(11)	(2)	(2)	–	–
Acquired Devon wells 12/22/03	–	–	–	–	–	–	–	–	337	337
Other Wells Acquired	–	–	–	–	11	11	–	–	–	–
Net increase in Capable Wells	638	621	233	227	117	114	(2)	(2)	477	471

________________________

(1)	No change to oil wells for the year ended December 31, 2006 and 2005 or the seven month transition period ended December 31, 2004.

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

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2006. See Note 15 —Derivatives, in notes to consolidated financial statements of this Form 10-K.

	Years Ending December 31,
	2007	2008	Total
	(Dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	2,354,000	—	2,354,000
Weighted-avg fixed price per MMBtu (1):	$7.20	—	$7.20
Fixed-price sales	$16,948	—	$16,948
Fair value, net	$2,207	—	$2,207

	Years Ending December 31,
	2007	2008	Total
	(Dollars in thousands, except price data)
Natural Gas Collars:
Contract vols (MMBtu):
Floor	8,433,000	7,027,000	15,460,000
Ceiling	8,433,000	7,027,000	15,460,000
Weighted-avg fixed price per MMBtu (1):
Floor	$6.63	$6.54	$6.59
Ceiling	$7.54	$7.53	$7.54
Fixed-price sales (2)	$55,890	$45,973	$101,863
Fair value, net	$3,525	$(2,729)	$796

Total Natural Gas Contracts:
Contract vols (MMBtu)	10,787,000	7,027,000	17,814,000
Weighted-avg fixed price per MMBtu (1):	$6.75	$6.54	$6.67
Fixed-price sales (2)	$72,838	$45,973	$118,811
Fair value, net	$5,732	$(2,729)	$3,003

___________________

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.
(2)	Assumes floor prices for natural gas collar volumes.

(3)	Does not include basis swaps with notional volumes by year, as follows: TBtu; 2007: 1.8 TBtu; 2008: 1.5 TBtu

The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See Note 14 —Financial Instruments, in notes to consolidated financial statements of this Form 10-K.

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

Pipeline Operations

Our approximately 1,600 mile gas gathering pipeline network is owned by Bluestem Pipeline. Prior to December 22, 2006, Bluestem was a wholly-owned subsidiary. As discussed in “—Recent Developments”, on December 22, 2006, we formed Quest Midstream and contributed our ownership interest in Bluestem to Quest Midstream in exchange for general and limited partner interests. We own approximately 51% of the partnership interests in Quest Midstream and through our 85% ownership interest in the general partner of Quest Midstream we continue to control the day to day operations of our gas gathering pipeline network.

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

The following table sets forth the number of miles of pipeline acquired or constructed during the periods indicated.

	Year Ended December 31,		Seven Month Transition Period Ended December 31,	Year Ended May 31,
	2006	2005	2004	2004
Miles constructed	392	120	124	5
Miles acquired	—	10	—	300

The table below sets forth the natural gas volumes transported on our pipeline network during the year ended December 31, 2006 and 2005; the seven-month transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004.

	Year Ended December 31, 2006	Year Ended December 31, 2005	7 Months Ended December 31, 2004	Year Ended May 31, 2004
Pipeline Natural Gas Vols (mcf)	16,714,000	13,257,000	7,004,000	8,157,000

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

CBM. Coal bed methane.

Cherokee Basin. As used in this Form 10-K, a ten county region in southeastern Kansas and northeastern Oklahoma.

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

ITEM 1A. RISK FACTORS

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

The Company’s estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Company’s reserves.

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

PART II

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

	Year Ended December 31,		7 Mos Ended December 31,	Year Ended May 31,
	2006	2005	2004	2004	2003	2002
Statement of Operations Data:	($ in thousands, except per share data)
Revenues:
Oil and gas sales	$65,551	$44,565	$24,201	$28,147	$8,345	$1,699
Gas pipeline revenue	5,014	3,939	1,918	2,707	632	433
Other revenue/expense	(80)	389	37	(843)	(879)	303
Total revenues	70,485	48,893	26,156	30,011	8,098	2,435
Costs and expenses:
Oil and gas production	21,208	14,388	5,389	6,835	1,979	593
Pipeline operating	13,247	8,470	3,653	3,506	912	662
General and administrative	8,840	4,802	2,681	2,555	977	370
Provision for impairment of oil and gas properties	30,719	—	—	—	—	—
Depreciation and amortization	28,025	22,199	7,671	7,650	1,822	401
Total costs and expenses	102,039	49,859	19,394	20,546	5,690	2,026
Operating income (loss)	(31,554)	(966)	6,762	9,465	2,408	409
Other income (expense):
Change in derivative fair value	6,410	(4,668)	(1,487)	(2,013)	(4,867)	—
Sale of assets	3	12	—	(6)	(3)	—
Interest expense, net	(23,093)	(26,319)	(10,138)	(8,056)	(727)	(213)
Total other expense	(16,680)	(30,975)	(11,625)	(10,075)	(5,597)	(213)
Income (loss) before income taxes	(48,234)	(31,941)	(4,863)	(610)	(3,189)	196
Deferred income tax benefit (expense)	—	—	—	245	(374)	(72)
Net income (loss) before cumulative effect of accounting change	(48,234)	(31,941)	(4,863)	(365)	(3,563)	124
Minority interest in continuing operations of QMP	(244)	—	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	(28)	—	—
Net income (loss)	(48,478)	(31,941)	(4,863)	(393)	(3,563)	124
Preferred stock dividends	—	(10)	(6)	(10)	(10)	(10)
Net income (loss) available to common shareholders	$(48,478)	$(31,951)	$(4,869)	$(403)	$(3,573)	$114
Income (loss) per common share:
Basis	$(2.19)	$(3.81)	$(0.86)	$(0.07)	$(0.87)	$0.04
Diluted	$(2.19)	$(3.81)	$(0.86)	$(0.07)	$(0.87)	$0.04
Cash Flow Data:
Cash provided (used) by operating activities	$7,000	$(4,914)	$25,484	$12,197	$4,211	$1,306
Cash used in investing activities	172,617	73,601	48,814	146,834	8,804	3,494
Cash provided by financing activities	204,878	74,616	26,280	135,456	7,205	2,077
Balance Sheet Data:
Total assets	$463,300	$297,803	$237,962	$190,375	$36,533	$9,671

Long-term debt, net of current maturities	225,245	100,581	193,984	159,290	16,081	2,167
Stockholders’ equity (deficit)	117,354	115,673	(2,606)	2,235	11,142	4,612

Ratio of Earnings to Combined Fixed Charges

	Year Ended December 31,	7 Mos Ended December 31,		Year Ended May 31,
	2006	2005	2004	2004	2003	2002
	($ in thousands, except per share data)
Earnings:
Income (loss) before income taxes	$(48,478,000)	$(31,941,000	$(4,863,000)	$(610,000)	$(3,189,000)	$196,000
Interest expense(1)	23,483,000	26,365,000	10,147,000	8,057,000	727,000	216,000
Loan cost amortization	1,204,000	5,106,000	530,000	172,000	20,000	—
Earnings	$(23,791,000)	$(470,000)	$5,814,000	$7,619,000	$(2,442,000)	$412,000
Fixed Charges:
Interest expense	$23,483,000	$26,365,000	$10,147,000	$8,057,000	$727,000	$216,000
Loan cost amortization	1,204,000	5,106,000	530,000	172,000	20,000	—
Fixed charges	$24,687,000	$31,471,000	$10,677,000	$8,229,000	$747,000	$216,000
Preferred Stock Dividends	$—	$10,000	$6,000	$10,000	$10,000	$10,000
Ratio of income before taxes	1.0	1.0	1.0	1.7	0.9	1.6
Subtotal-Preferred Dividends	$—	$10,000	$6,000	$17,000	$9,000	$16,000
Combined fixed charges and preferred dividends	$24,687,000	$31,481,000	$10,683,000	$8,246,000	$756,000	$232,000
Ratio of earnings to fixed charges(2)(3)	(1.0)	(0.0)	0.5	0.9	(3.3)	1.9
Insufficient coverage	$48,478,000	$31,941,000	$4,863,000	$610,000	$3,189,000	$—
Ratio of earnings to combined fixed charges and preferred dividends(4)	(1.0)	(0.0)	0.5	0.9	(3.2)	1.8
Insufficient coverage	$48,478,000	$31,951,000	$4,869,000	$627,000	$3,198,000	$—

__________

(1)	Excludes the effect of unrealized gains or losses on interest rate derivatives.

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

Financial Data

The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

	Year Ended			7 Mos Ended	Year Ended
	December 31,				May 31,
	2006	2005		2004	2004
Net Production:
Gas (bcf)	12.29	9.57		5.01	5.53
Oil (bbls)	9,737	9,241		5,551	8,549
Gas equivalent (bcfe)	12.34	9.62		5.05	5.58
Gas and Oil Sales ($ in thousands):
Gas sales	$72,865	$71,137		$28,864	$27,694
Gas derivatives — gains (loss)	$(7,888)	$(27,066)		$(4,908)	$102
Total gas sales	$64,977	$44,071		$23,956	$27,796
Oil sales	$574	$494		$245	$351
Total gas and oil sales	$65,551	$44,565		$24,201	$28,147
Avg Sales Price (excluding effects of hedging):
Gas ($ per mcf)	$5.93	$7.44		$5.74	$5.19
Oil ($ per bbl)	$58.95	$53.46		$44.14	$41.06
Gas equivalent ($ per mcfe)	$5.95	$7.45		$5.77	$5.02
Avg Sales Price (including effects of hedging):
Gas ($ per mcf)	$5.29	$4.61		$4.83	$5.04
Oil ($ per bbl)	$58.95	$53.46		$44.14	$41.06
Gas equivalent ($ per mcfe)	$5.31	$4.63		$4.79	$5.04
Expenses ($ per mcfe):
Lifting	$1.29	$0.98		$0.72	$0.91
Production and property tax	$0.55	$0.58		$0.37	$0.34
Pipeline operating	$0.96	$0.82		$0.70	$0.61
General and administrative	$0.70	$0.50		$0.53	$0.46
Depreciation and amortization	$2.37	$2.31		$1.52	$1.37
Interest expense	$1.91	$2.74		$2.01	$1.44
Capital expenditures	$172,617	$73,601	(1)	$48,814	$146,834	(2)
Miles of Pipeline Constructed	392	120		124	20
Wells Connected (Gross)	638	233		117	477
Wells Drilled (Gross)	622	99		330	153
Producing Gas & Oil Wells (Gross) as of the End of the Period(3)	1,653	1,055		824	707

___________________

(1)	Includes approximately $26.1 million for Class A Units of Quest Cherokee acquired from ArcLight Energy Partners.

(2)	Includes approximately $126 million for assets acquired from Devon Energy Production Company, L.P. and Tall Grass Gas Services, L.L.C.

(3)	Excludes wells offline for maintenance and/or repairs.

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

When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A.—”Risk Factors.”

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

Results of Operations

Year ended December 31, 2006 compared to the Year ended December 31, 2005

The following discussion of results of operations will compare audited balances for the year ended December 31, 2006 to the audited balances for the year ended December 31, 2005, as follows:

Total revenues of $60.3 million for the year ended December 31, 2006 represents an increase of 23% when compared to total revenues of $48.9 million for the year ended December 31, 2005. The increase in natural gas and oil sales from $44.6 million for the year ended December 31, 2005 to $65.6 million for the year ended December 31, 2006 and the increase in natural gas pipeline revenue from $3.9 million to $5.0 million resulted from the additional wells and pipelines completed during the past twelve months. The additional wells completed contributed to the production of 12,282,000 mcf of net gas for the year ended December 31, 2006, as compared to 9,565,000 net mcf produced for the year ended December 31, 2005. Our product prices before hedge settlements on an equivalent basis (mcfe) decreased from $7.45 mcfe average for the 2005 period to $5.95 mcfe average for the 2006 period. Accounting for hedge settlements, the product prices decreased from $4.63 mcfe average for the 2005 period to $4.48 mcfe average for the 2006 period. With our continuing well development program, management expects the production and pipeline volumes to continue growing in the foreseeable future. We seek to reduce natural gas price volatility through the use of derivative financial instruments or hedges. As of January 1, 2007, we had entered into hedging transactions covering a total of approximately 20 Bcf of natural gas production through December 2008. See Items 1 and 2 “Description of Business and Properties—Delivery Commitments—Hedging Activities” and Notes 14 and 15 to the consolidated financial statements included in this report.

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

Change in derivative fair value was a non-cash gain of $6.4 million for the year ended December 31, 2006, which included a $12.2 million gain attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133, settlements due to ineffective cash flow hedges of $10.2 million and a gain of $4.4 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash net loss of $4.7 million for the year ended December 31, 2005, which included an $879,000 net gain attributable to the change in fair value for certain cash flow hedges that did not meet the effectiveness guidelines of SFAS 133 for the period, a $103,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $5.7 million relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

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

	Years ended December 31,
	2005	2004
		(Unaudited)
Oil and gas sales	$44,565,000	$42,409,000
Gas pipeline revenue	3,939,000	3,290,000
Other revenue and expense	389,000	632,000
Total revenues	48,893,000	46,331,000
Oil and gas production	14,388,000	9,526,000
Pipeline operating	8,470,000	5,702,000
General & administrative expense	4,802,000	4,424,000
Depreciation, depletion & amortization	22,199,000	13,935,000
Total costs and expenses	49,859,000	33,587,000

	Years ended December 31,
	2005	2004
		(Unaudited)
Operating income (loss)	(966,000)	12,744,000
Change in derivative fair value	(4,668,000)	(6,812,000)
Interest expense	(26,365,000)	(15,885,000)
Interest income/other	58,000	8,000
Income (loss) before income taxes	(31,941,000)	(9,945,000)
Income tax (expense)	—	—
Net income (loss)	$(31,941,000)	$(9,945,000)

Total revenues of $48.9 million for the year ended December 31, 2005 represents an increase of 6% when compared to total revenues of $46.3 million for the year ended December 31, 2004. The increase in natural gas and oil sales from $42.4 million for the year ended December 31, 2004 to $44.6 million for the year ended December 31, 2005 and the increase in natural gas pipeline revenue from $3.3 million to $3.9 million resulted from the additional wells and pipelines acquired or completed during the past twelve months. The additional wells acquired or completed contributed to the production of 9,565,000 mcf of net gas for the year ended December 31, 2005, as compared to 8,607,000 net mcf produced for the year ended December 31, 2004. Our product prices before hedge settlements on an equivalent basis (mcfe) increased from $5.63 mcfe average for the 2004 period to $7.45 mcfe average for the 2005 period. Accounting for hedge settlements, the product prices decreased from $4.93 mcfe average for the 2004 period to $4.63 mcfe average for the 2005 period, due to the significant basis differential that occurred in the market during our fourth quarter, resulting from the hurricanes in the United States. Since new well development is once again an ongoing program, management expects the production and pipeline volumes to continue growing in the foreseeable future. We seek to reduce natural gas price volatility through the use of derivative financial instruments or hedges. As of January 1, 2006, we had entered into hedging transactions covering a total of approximately 14 Bcf of natural gas production through December 2008. See Items 1 and 2 “Description of Business and Properties—Company Operations—Exploration & Production Activities—Hedging Activities” and Notes 14 and 15 to the consolidated financial statements included in this report.

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

General and administrative expenses increased to approximately $4.8 million for the year ended December 31, 2005 from $4.4 million in the year ended December 31, 2004 due primarily to the increased staffing in the fourth quarter to support the higher levels of development and operational activity and the added resources to enhance the Company’s internal controls and financial reporting in anticipation of the Company having to comply with the requirement for an audit of our internal control over financial reporting for the year ended December 31, 2006 required under the Sarbanes-Oxley Act of 2002. See Item 1A. “Risk Factors—Risks Related to the Company’s Business.”

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

The increase in natural gas and oil sales from $8.8 million for the seven months ended December 31, 2003 to $24.2 million for the seven months ended December 31, 2004 and the increase in natural gas pipeline revenue from $1.3 million to $1.9 million resulted from the Devon asset acquisition and the additional wells and pipelines acquired or completed during the twelve month period ended December 31, 2004. The Devon asset acquisition and the additional wells acquired or completed contributed to the production of 5,014,000 mcf of net gas for the seven months ended December 31, 2004, as compared to 1,815,000 net mcf produced for the seven months ended December 31, 2003. Our product prices before hedge settlements on an equivalent basis (mcfe) increased from $4.82 mcfe average for the 2003 period to $5.74 mcfe average for the 2004 period. Accounting for hedge settlements, the product prices increased from $4.08 mcfe average for the 2003 period to $4.83 mcfe average for the 2004 period. Since new well development is once again an ongoing program, management expects the production and pipeline volumes to continue growing in the foreseeable future. We seek to reduce natural gas price volatility through the use of derivative financial instruments or hedges. As of January 1, 2005, we had entered into hedging transactions covering a total of approximately 22.5 Bcf of natural gas production through December 2008. See Items 1 and 2 “Description of Business and Properties—Company Operations—Exploration & Production Activities—Hedging Activities” and Notes 14 and 15 to the consolidated financial statements included in this report.

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

General and administrative expenses increased to approximately $2.7 million for the seven months ended December 31, 2004 from $831,000 in the prior seven month period due primarily to the Devon asset acquisition, the increased staffing to support the higher levels of development and operational activity and the added resources to enhance the Company’s internal controls and financial reporting in anticipation of the Company having to comply with the requirement for an audit of our internal control over financial reporting for the year ended December 31, 2006 required under the Sarbanes-Oxley Act of 2002. See Item 1A. “Risk Factors—Risks Related to the Company’s Business”.

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

The increase in natural gas and oil sales from $8.3 million in fiscal year 2003 to $28.1 million in fiscal year 2004 and the increase in natural gas pipeline revenue from $632,000 to $2.7 million resulted from the Devon, STP Cherokee and the Perkins/Willhite acquisitions and the additional wells and pipelines acquired or completed during the 2004 fiscal year. The Devon, STP Cherokee and Perkins/Willhite acquisitions and the additional wells acquired or completed contributed to the production of 5,530,208 mcf of net gas in fiscal year 2004, as compared to 1,488,679 net mcf produced in the prior fiscal year. Our product prices on an equivalent basis (mcfe) decreased from $5.30 mcfe average for 2003 to $5.04 average for 2004. Since new well development is once again an ongoing program, management expects the production and pipeline volumes to continue growing in the foreseeable future. We seek to reduce natural gas price volatility through the use of derivative financial instruments or hedges. As of June 1, 2004, we had entered into hedging transactions covering a total of approximately 16.6 Bcf of natural gas production through December 2006. Subsequent to May 31, 2004, in connection with the establishment of new credit facilities with UBS in July 2004, we entered into additional hedging transactions covering approximately 10.2 Bcf of natural gas production through December 2008. See Items 1 and 2 “Description of Business and Properties—Company Operations—Exploration & Production Activities—Hedging Activities” and Notes 14 and 15 to the consolidated financial statements included in this report.

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

Capital Resources and Liquidity

Analysis of cash flows. The following analysis of cash flows will compare audited balances for the year ended December 31, 2006 to the audited balances for the year ended December 31, 2005, as follows:

	Year Ended December 31,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$(48,478)	$(31,941)
Adjustments to reconcile net income (loss) to cash Provided by operations:
Depreciation and depletion	30,898	22,949
Write down of gas properties	30,719	—
Accrued interest subordinated note	—	9,586
Change in derivative fair value	(16,644)	4,668
Stock issued for retirement plan	428	266
Stock issued for director fees	429	19
Stock awards granted to employees	779	352
Amortization of loan origination fees	1,204	5,106
Amortization of gas swap fees	208	—
Amortization of deferred hedging gains	(328)	(831)
Bad debt expense	37	192
Minority interest	244	—
Other	(3)	56
Change in assets and liabilities:
Restricted cash	(17,275)	(4,318)
Accounts receivable	(219)	(3,646)
Other receivables	(29)	181
Other current assets	894	(1,695)
Inventory	(37)	(2,499)
Accounts payable	2,400	(4,957)
Revenue payable	(505)	1,537
Accrued expenses	1,836	61
Net cash provided by (used in) operating activities	(13,442)	(4,914)
Cash flows from investing activities:
Other assets	(5,712)	(6,071)
Equipment, development and leasehold costs	(166,905)	(67,530)
Net cash used in investing activities	(172,617)	(73,601)

	Year Ended December 31,
	2006	2005
	($ in thousands)
Cash flows from financing activities:
Proceeds from bank borrowings	200,170	100,103
Repayments of note borrowings	(31,339)	(135,565)
Repayment of revolver note	(44,250)	—
Proceeds from subordinated debt	—	15,000
Repayment of subordinated debt	—	(83,912)
Refinancing costs–Guggenheim	(4,568)	(5,892)
Refinancing costs–UBS	—	(380)
Proceeds from Quest Midstream LP	84,187	—
Dividends paid	—	(10)
Change in other long-term liabilities	167	—
Proceeds from issuance of common stock	511	185,272
Net cash provided by financing activities	204,878	74,616
Net increase (decrease) in cash	18,819	(3,899)
Cash, beginning of period	2,559	6,458
Cash, end of period	$21,378	$2,559

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

Contractual Obligations

Future payments due on our contractual obligations as of December 31, 2006 are as follows:

	Total	2007	2008-2009	2010-2011	Thereafter
First Lien Term Note	$50,000,000	$—	$—	$50,000,000	$—
Second Lien Term Note	100,000,000	—	—	100,000,000	—
Third Lien Term Note	75,000,000	—	—	—	75,000,000
Revolver (1)	—	—	—	—	—
Asset retirement obligations	1,410,000	—	—	—	1,410,000
Drilling contractor	11,030,000	6,789,000	4,241,000	—	—
Notes payable	569,000	324,000	140,000	13,000	92,000
Lease obligations	351,000	150,000	142,000	59,000	—
Derivatives	12,693,000	5,244,000	7,449,000	—	—
Total	$251,053,000	$12,507,000	$11,972,000	$150,072,000	$76,502,000

___________________

(1)	We have a $50 million revolving credit facility that matures on November 14, 2010. As of December 31, 2006, no amounts were borrowed under this facility.

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

DB02/768485.0004/7801951.7

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in note 16 to the financial statements, certain reclassifications regarding cash and the reporting of certain cash settlements have been made to the December 31, 2006 financial statements.

/S/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma

March 7, 2007

(November 30, 2007, as to the effect of the restatements noted in note 16 and as to additional disclosures in notes 1, 3, 4, and 17 to the financial statements)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	($ in thousands)
ASSETS	<Restated>
Current assets:
Cash	$41,820	$2,559
Restricted cash	1,150	4,318
Accounts receivable, trade	9,840	9,658
Other receivables	371	343
Other current assets	1,068	1,936
Inventory	5,632	2,782
Short-term derivative asset	10,795	95
Total current assets	70,676	21,691
Property and equipment, net of accumulated depreciation of $5,107,000
and $2,114,000	16,212	13,490
Pipeline assets, net of accumulated depreciation of $6,104,000 and $3,598,000	127,690	60,150
Pipeline assets under construction	880	12,699
Oil and gas properties:
Properties being amortized	316,780	201,788
Properties not being amortized	9,545	18,285
	326,325	220,073
Less: Accumulated depreciation, depletion, amortization and impairment	(92,732)	(36,703)
Net property, plant and equipment	233,593	183,370
Other assets, net	9,467	6,310
Long-term derivative asset	4,782	93
Total assets	$463,300	$297,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,778	$12,381
Revenue payable	4,540	5,044
Accrued expenses	2,525	649
Current portion of notes payable	324	407
Short-term derivative liability	5,244	38,195
Total current liabilities	27,411	56,676
Non-current liabilities:
Long-term derivative liability	7,449	23,723
Asset retirement obligation	1,410	1,150
Notes payable	225,569	100,988
Less current maturities	(324)	(407)
Non-current liabilities	234,104	125,454
Minority interest in QMLP	84,431	—
Total liabilities	345,946	182,130
Commitments and contingencies	—	—
Stockholders’ equity:
10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized,
0 and 0 shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.001 par value, 200,000,000 and 380,000,000 shares authorized at December 31, 2006 and 2005, 22,206,014 and 22,072,383 shares
issued and outstanding at December 31, 2006 and 2005	22	22
Additional paid-in capital	205,994	203,434
Accumulated other comprehensive income (loss)	428	(47,171)
Accumulated deficit	(89,090)	(40,612)
Total stockholders’ equity	117,354	115,673
Total liabilities and stockholders’ equity	$463,300	$297,803

The accompanying notes are an integral part of these consolidated financial statements

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	May 31,
	2006	2005	2004	2004
	<Restated>
	($ in thousands, except per share data)
Revenue:
Oil and gas sales	$65,551	$44,565	$24,201	$28,147
Gas pipeline revenue	5,014	3,939	1,918	2,707
Other revenue and expense	(80)	389	37	(843)
Total revenues	70,485	48,893	26,156	30,011
Costs and expenses:
Oil and gas production	21,208	14,388	5,389	6,835
Pipeline operating	13,247	8,470	3,653	3,506
General and administrative expenses	8,840	4,802	2,681	2,555
Provision–impairment of gas properties	30,719	—	—	—
Depreciation, depletion and amortization	28,025	22,199	7,671	7,650
Total costs and expenses	102,039	49,859	19,394	20,546
Operating income (loss)	(31,554)	(966)	6,762	9,465
Other income (expense):
Change in derivative fair value	6,410	(4,668)	(1,487)	(2,013)
Sale of assets	3	12	—	(6)
Interest expense	(23,483)	(26,365)	(10,147)	(8,057)
Interest income	390	46	9	1
Total other income and expense	(16,680)	(30,975)	(11,625)	(10,075)
Loss before income taxes	(48,234)	(31,941)	(4,863)	(610)
Deferred income tax benefit (expense)	—	—	—	245
Net loss before cumulative effect of accounting change	(48,234)	(31,941)	(4,863)	(365)
Minority interest in continuing operations of QMLP	(244)	—	—	—
Cumulative effect of accounting change, net of income tax of $19,000	—	—	—	(28)
Net loss	(48,478)	(31,941)	(4,863)	(393)
Preferred stock dividends	—	(10)	(6)	(10)
Net loss available to common shareholders	$(48,478)	$(31,951)	$(4,869)	$(403)
Loss per common share:
Basic	$(2.19)	$(3.81)	$(0.86)	$(0.07)
Diluted	$(2.19)	$(3.81)	$(0.86)	$(0.07)
Weighted average common and common equivalent shares outstanding:
Basic	22,100,753	8,390,092	5,661,352	5,558,352
Diluted	22,100,753	8,390,092	5,661,352	5,588,352

The accompanying notes are an integral part of these consolidated financial statements

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2004
	<Restated>
	($ in thousands)
Cash flows from operating activities:
Net (loss)	$(48,478)	$(31,941)	$(4,863)	$(393)
Adjustments to reconcile net (loss) to cash provided by operations:
Depreciation	5,496	2,315	846	835
Depletion	25,402	20,634	7,187	6,802
Write down of gas properties	30,719	—	—	—
Accrued interest	—	9,586	4,866	3,459
Change in derivative fair value	(16,644)	4,668	1,487	2,013
Cumulative effect-accounting change	—	—	—	47
Deferred income taxes	—	—	—	(263)
Accretion of line of credit	—	—	—	1,204
Stock issued for retirement plan	428	266	—	121
Stock options granted for director fees	429	—	—	—
Stock issued for audit committee fees	—	19	62	—
Stock awards granted to employees	779	352	—	—
Stock issued for services	—	—	—	94
Amortization of loan origination fees	1,204	5,106	530	172
Amortization of gas swap fees	208	—	—	—
Amortization of deferred hedging gains	(328)	(831)	163	—
Bad debt expense	37	192	—	—
Minority interest	244	—	—	—
Other	(3)	56	28	44
Change in assets and liabilities:
Restricted cash	3,167	(4,318)	—	—
Accounts receivable	(219)	(3,646)	893	(4,751)
Other receivables	(29)	181	85	(1,432)
Other current assets	894	(1,695)	16	(257)
Inventory	(37)	(2,499)	208	(244)
Accounts payable	2,400	(4,957)	13,628	2,302
Revenue payable	(505)	1,537	222	2,221
Accrued expenses	1,836	61	126	223
Net cash provided by (used in) operating activities	7,000	(4,914)	25,484	12,197
Cash flows from investing activities:
Acquisition of proved oil and gas properties-Devon	—	—	—	(111,849)
Acquisition of gas gathering pipeline – Devon	—	—	—	(21,964)
Other assets	(5,712)	(6,071)	(527)	(393)
Equipment, development and leasehold	(166,905)	(67,530)	(48,287)	(12,628)
Net cash used in investing activities	(172,617)	(73,601)	(48,814)	(146,834)
Cash flows from financing activities:
Proceeds from bank borrowings	200,170	100,103	136,118	105,000
Repayments of note borrowings	(31,339)	(135,565)	(104,732)	(21,682)
Repayment of revolver note	(44,250)	—	—	—
Proceeds from Quest Midstream	84,187	—	—	—
Proceeds from subordinated debt	—	15,000	—	51,000
Repayment of subordinated debt	—	(83,912)	—	—
Refinancing costs – Guggenheim	(4,568)	(5,892)	—	—
Refinancing costs – UBS	—	(380)	(4,942)	—
Dividends paid	—	(10)	(6)	—
Change in other long-term liabilities	167	—	(638)	638
Proceeds from issuance-common stock	511	185,272	480	500
Net cash provided by financing activities	204,878	74,616	26,280	135,456
Net increase (decrease) in cash	39,261	(3,899)	2,950	819
Cash, beginning of period	2,559	6,458	3,508	2,689
Cash, end of period	$41,820	$2,559	$6,458	$3,508

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005,

THE SEVEN MONTHS ENDED DECEMBER 31, 2004

AND THE YEAR ENDED MAY 31, 2004

				Common		Accumulated
			Preferred	Stock	Additional	Other
	Preferred	Common	Stock	Par	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Par Value	Value	Capital	Income (Loss)	Deficit	Total
	($ in thousands, except per share amounts)
Balance, May 31, 2004	10,000	5,645,077	$—	$6	$16,650	$(10,629)	$(3,792)	$2,235
Comprehensive income:
Net loss							(4,863)	(4,863)
Other comprehensive loss, net of tax:
Change in fixed-price contract and other derivative fair value						(5,258)		(5,258)
Reclassification adjustments-contract settlements						4,744		4,744
Total comprehensive loss								(5,377)
Dividends on preferred stock							(6)	(6)
Stock sales for cash		48,000			480			480
Stock issued for services		6,800			62			62
Balance, December 31, 2004	10,000	5,699,877	$—	$6	$17,192	$(11,143)	$(8,661)	$(2,606)
Comprehensive income:
Net loss							(31,941)	(31,941)
Other comprehensive loss, net of tax:
Change in fixed-price contract and other derivative fair value						(63,924)		(63,924)
Reclassification adjustments-contract settlements						27,896		27,896
Total comprehensive loss								(67,969)
Dividends on preferred stock							(10)	(10)
Equity offering		15,258,164		15	183,257			183,272
Conversion of preferred stock	(10,000)	16,000						—
Stock sales for cash		400,000			2,000			2,000
Stock issued for exercise of warrant		639,840		1	(1)			—
Stock issued to employees 401(k) plan		49,842			495			495
Stock awards granted to employees					427			427
Stock issued for services		8,660			64			64
Balance, December 31, 2005	—	22,072,383	$—	$22	$203,434	$(47,171)	$(40,612)	$115,673
Comprehensive income:
Net loss							(48,478)	(48,478)
Other comprehensive loss, net of tax:
Change in fixed-price contract and other derivative fair value						39,710		39,710
Reclassification adjustments-contract settlements						7,889		7,889
Total comprehensive loss								(879)
Equity offering costs					(393)			(393)
Stock awards granted to employees					1,012			1,012
Stock options granted to directors					430			430
Stock issued to employees 401(k) plan		51,131			607			607
Stock issued to refinance debt		82,500			904			904
Balance, December 31, 2006	—	22,206,014	$—	$22	$205,994	$428	$(89,090)	$117,354

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash

Restricted Cash represents cash pledged to support reimbursement obligations under outstanding letters of credit.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All capitalized costs of natural gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

We review the carrying value of our oil and natural gas properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Common Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 9—Earnings Per Share, for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following are pro forma net income and earnings per share for the year ended December 31, 2005, the seven months ended December 31, 2004, and the year ended May 31, 2004, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation :

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2005	2004	2004
Net loss, as reported	$(31,941,000)	$(4,863,000)	$(393,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328,000)	—	—
Pro forma net loss	$(32,269,000)	$(4,863,000)	$(393,000)
Loss per share:
Basic – as reported	$(3.81)	$(0.86)	$(0.07)
Basic – pro forma	$(3.85)	$(0.86)	$(0.07)

Diluted – as reported	$(3.81)	$(0.86)	$(0.07)
Diluted – pro forma	$(3.85)	$(0.86)	$(0.07)

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

Although the Company’s fixed-price contracts and interest rate swaps and caps may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 15—Derivatives.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2006	2005
Senior credit facilities	$225,000,000	$100,000,000
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 5.5% to 11.5% per annum	569,000	988,000
Total long-term debt	225,569,000	100,988,000
Less – current maturities	324,000	407,000
Total long term debt, net of current maturities	$225,245,000	$100,581,000

The aggregate scheduled maturities of notes payable and long-term debt for the five years ending December 31, 2011 and thereafter were as follows as of December 31, 2006:

2007	$324,000
2008	110,000
2009	30,000
2010	50,007,000
2011	100,006,000
Thereafter	75,092,000
$225,569,000

Credit Facilities - Guggenheim

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays a commitment fee equal to 0.75% on the difference between $50 million and the outstanding balance of borrowings and letters of credit under the revolving credit facility.

Interest accrues on the revolving credit facility at LIBOR plus 1.75% or the base rate plus 0.75%, at our option. Interest accrues on the first lien term loan at LIBOR plus 3.25% or the base rate plus 2.50%, at our option. Interest accrues on the second lien term loan at LIBOR plus 5.50%. Interest accrues on the third lien term loan at LIBOR plus 8.00%. The effective interest rates for the year ended December 31, 2006 under the Company’s credit facilities are as follows:

•	Revolving credit facility under the Senior Credit Agreement – 9.56%;

•	First lien term loan under the Senior Credit Agreement – 8.30%;

•	Second Lien Term Loan – 10.92%; and

•	Third Lien Term Loan – 13.06%.

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

As of December 31, 2006, the Company was in compliance with the covenants under its credit facilities and other notes payable. The Company subsequently determined that it would not be in compliance with the Total Net Debt to EBITDA ratio under its credit facilities as of March 31, 2007 without raising additional capital. The board of directors considered issuing a sufficient number of additional shares of common stock in order to enable the Company to comply with this loan covenant. However, the board of directors determined that the cost of obtaining a waiver from its lenders would be more favorable to the Company’s existing shareholders than issuing additional equity at the then current market price for the Company’s common stock. On April 25, 2007, the

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company obtained a waiver of the breach of the Total Net Debt to EBITDA covenant as of March 31, 2007 and reset the covenant for the remainder of 2007.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Awards. The Company granted a total of 80,000 shares of common stock to a total of 2 employees in 2006 and a total of 140,000 shares of common stock to a total of 5 employees in 2005. The shares are subject to pro rata vesting which ranges from 0 to 4 years. During this vesting period, the fair value of the stock awards granted is recognized pro rata as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not capitalized to oil and gas properties are recognized in general and administrative expenses. At December 31, 2006 and 2005, the Company recognized $1,063,000 and $427,000 of total compensation related to stock awards. Of these amounts, $779,000 and $352,000 were reflected in general and administrative expenses as compensation expense with the remaining $284,000 and $75,000 capitalized to oil and gas properties.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Rights. On May 31, 2006, the board of directors of the Company declared a dividend distribution of one right for each share of common stock of the Company, and the dividend was distributed on June 15, 2006. The rights are governed by a Rights Agreement, dated as of May 31, 2006, between the Company and UMB bank, n.a. Pursuant to the Rights Agreement, each right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of Series B Junior Participating Preferred Stock, $0.001 par value per share, at a purchase price of $75.00 per Unit. The rights, however, will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding shares of common stock of the Company. If a person acquires 15% or more of the outstanding stock of the Company (subject to certain exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 15% or more of the outstanding common stock) to purchase common stock of the Company having a value equal to twice the exercise price of a right. The rights are redeemable under certain circumstances at $0.001 per right and will expire, unless earlier redeemed, on May 31, 2016.

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

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2006 and 2005, the seven-month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004 are shown as follows:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross	Tax Effect	Net of Tax
Year Ended December 31, 2006:
Change in fixed-price contract and other
derivative fair value	$39,710,000	$—	$39,710,000
Reclassification adjustments –contract settlements	7,889,000	—	7,889,000
	$47,599,000	$—	$47,599,000
Year Ended December 31, 2005:
Change in fixed-price contract and other
derivative fair value	$(63,924,000)	$—	$(63,924,000)
Reclassification adjustments –contract settlements	27,896,000	—	27,896,000
	$(36,028,000)	$—	$(36,028,000)
Seven Months Ended December 31, 2004:
Change in fixed-price contract and other
derivative fair value	$(5,258,000)	$—	$(5,258,000)
Reclassification adjustments –contract settlements	4,744,000	—	4,744,000
	$(514,000)	$—	$(514,000)
Year Ended May 31, 2004:
Change in fixed-price contract and other
derivative fair value	$(11,132,000)	$(1,088,000)	$(10,044,000)
Reclassification adjustments –contract settlements	(649,000)	(64,000)	(585,000)
	$(11,781,000)	$(1,152,000)	$(10,629,000)

5. Income Taxes

The components of income tax expense for the years ended December 31, 2006 and 2005, for the seven-month transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004 are as follows:

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004	May 31, 2004
Current tax expense:
Federal	$—	$—	—	$—
State	—	—	—	—
	—	—	—	—
Deferred tax expense:
Federal	—	—	—	(208,000)
State	—	—	—	(37,000)
	—	—	—	(245,000)
	$—	$—	$—	$(245,000)

Reconciliations of income tax at the statutory rate to the Company’s effective rate for the years ended December 31, 2006 and 2005, for the seven-month transition period ended December 31, 2004 and for the fiscal year ended May 31, 2004 are as follows:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	May 31,
	2006	2005	2004	2004

Computation of income tax expense (benefit) at statutory rate	$(16,968,000)	$(9,984,000)	$(1,685,000)	$(208,000)
Tax effect of state income tax expense (benefit)	(1,697,000)	(1,109,000)	(187,000)	(37,000)
Increase in carryover depletion in excess of cost	(1,147,000)	(170,000)	(608,000)	—
Book depreciation and depletion in excess of tax	6,287,000	(3,302,000)	(456,000)	(2,686,000)
Tax gain not recognized for financial reporting purposes	4,620,000	—	—	—
Book gain in excess of tax on derivative transactions	(6,551,000)	5,733,000	1,410,000	2,752,000
Other items and prior year true up	1,062,000	—	—	—
Tax Benefit	(14,394,000)	(8,832,000)	(1,526,000)	(179,000)
Less: Valuation allowance	14,394,000	8,832,000	1,526,000	179,000
	$—	$—	$—	$—

The following temporary differences gave rise to the net deferred tax liabilities at December 31, 2006, 2005 and 2004 and at May 31, 2004:

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	May 31,
	2006	2005	2004	2004
Deferred income tax assets, current:
Hedging contracts expenses per books but deferred for income tax reporting purposes	$—	$9,895,000	$4,162,000	$2,752,000
Total current deferred income tax assets	—	9,895,000	4,162,000	2,752,000
Deferred income tax assets, non- current:
Net operating loss carryforwards	28,643,000	16,849,000	8,961,000	4,715,000
Percentage depletion carryforwards	1,947,000	800,000	608,000	—
Total deferred income tax assets - non-current	30,590,000	17,649,000	9,569,000	4,715,000
Total deferred income tax assets	30,590,000	27,544,000	13,731,000	7,467,000
Deferred income tax liability, current:
Hedging contract income per books but deferred for income tax reporting purposes, net of other comprehensive income	(946,000)	—	—	—
Total current deferred income tax liability	(946,000)	—	—	—
Deferred income tax liability, long-term:
Book basis in property and equipment in excess of income tax basis	(111,000)	(12,405,000)	(7,424,000)	(2,686,000)
Total deferred income tax liability – long-term	(111,000)	(12,405,000)	(7,424,000)	(2,686,000)
Total deferred income tax liability	(1,057,000)	(12,405,000)	(7,424,000)	(2,686,000)
Net deferred income tax asset	29,533,000	15,139,000	6,307,000	4,781,000
Less: Valuation allowance	(29,533,000)	(15,139,000)	(6,307,000)	(4,781,000)
Total deferred tax (liability) asset	$—	$—	$—	$—

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6. Related Party Transactions

None.

7. Supplemental Cash Flow Information

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2006	2005	2004	2004
Cash paid for interest	$20,418,000	$10,315,000	$4,760,000	$3,354,000
Cash paid for income taxes	$—	$—	$—	$—

Supplementary Information:

During the year ended December 31, 2006, non-cash investing and financing activities were as follows:

1)	Issued 82,500 shares of common stock for credit agreement waiver fees valued at $904,200.

2)	Issued stock to the Company’s 401(k) plan valued at $607,000 as an employer contribution.

During the year ended December 31, 2005, non-cash investing and financing activities were as follows:

1)	Issued 3,200 shares of common stock to compensate a director for audit committee service valued at $19,000.

2)	Issued stock for services rendered valued at $45,000.

3)	Issued stock to the Company’s 401(k) plan valued at $495,000 as an employer contribution.

4)	Recorded non-cash additions to net natural gas and oil properties of $211,000 pursuant to SFAS 143.

During the seven-month transition period ended December 31, 2004, non-cash investing and financing activities are as follows:

1)	Issued 6,800 common stock shares to compensate a director for audit committee service valued at $62,000.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)	Recorded non-cash additions to net natural gas and oil properties of $126,000 pursuant to SFAS 143.

During the fiscal year ended May 31, 2004, non-cash investing and financing activities are as follows:

1)	Issued stock upon conversion of $180,000 of convertible debentures.

2)	Issued stock to acquire assets valued at $1,200,000.

3)	Issued stock for services rendered valued at $94,000.

4)	Issued stock to the Company’s 401(k) plan valued at $121,000 as an employer contribution.

5)	Recorded non-cash additions to net natural gas and oil properties of $624,000 pursuant to SFAS 143.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a roll forward of the asset retirement obligations for the years ended December 31, 2006 and 2005 and for the seven months ended December 31, 2004:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,	Year Ended December 31,	Seven Months Ended December 31,
	2006	2005	2004
Asset retirement obligation beginning balance	$1,150,000	$871,000	$717,000
Liabilities incurred	175,000	217,000	129,000
Liabilities settled	(7,000)	(6,000)	(3,000)
Accretion expense	92,000	68,000	28,000
Revisions in estimated cash flows	—	—	—
Asset retirement obligation ending balance	$1,410,000	$1,150,000	$871,000

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

13. Major Purchasers

The Company’s natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 95% of total natural gas and oil revenues for the years ended December 31, 2006 and 2005 and for the seven-month transition period ended December 31, 2004 and 90% for the fiscal year ended May 31, 2004

14. Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of December 31, 2006 and 2005 and the methods and assumptions used to estimate their fair value:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets:
Interest rate swaps and caps	$197,000	$197,000	$188,000	$188,000
Basis swaps	$62,000	$62,000	$—	$—
Fixed-price natural gas swaps	$2,207,000	$2,207,000	$—	$—
Fixed-price natural gas collars	$13,111,000	$13,111,000	$—	$—
Derivative liabilities:
Basis swaps	$(377,000)	$(377,000)	$—	$—
Fixed-price natural gas swaps	$—	$—	$(31,185,000)	$(31,185,000)
Fixed-price natural gas collars	$(12,316,000)	$(12,316,000)	$(30,733,000)	$(30,733,000)
Credit facilities	$(225,000,000)	$(225,000,000)	$(100,000,000)	$(100,000,000)
Other financing agreements	$(569,000)	$(569,000)	$(988,000)	$(988,000)

The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

The fair value of all derivative instruments as of December 31, 2006 and 2005 was based upon estimates determined by the Company’s counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors. See Note 15—Derivatives.

Derivative assets and liabilities reflected as current in the December 31, 2006 and 2005 balance sheets represent the estimated fair value of fixed-price contract and interest rate cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs . In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices and interest rates in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2006. See “—Market Risk.”

	Years Ending December 31,
	2007	2008	Total
	(Dollars in thousands, except price data)
Natural Gas Swaps:
Contract vols (MMBtu)	2,354,000	—	2,354,000
Weighted-avg fixed price per MMBtu (1)	$7.20	—	$7.20
Fixed-price sales	$16,948	—	$16,948
Fair value, net	$2,207	—	$2,207
Natural Gas Collars:
Contract vols (MMBtu):
Floor	8,433,000	7,027,000	15,460,000
Ceiling	8,433,000	7,027,000	15,460,000
Weighted-avg fixed price per MMBtu (1):
Floor	$6.63	$6.54	$6.59
Ceiling	$7.54	$7.53	$7.54
Fixed-price sales (2)	$55,890	$45,973	$101,863
Fair value, net	$3,525	$(2,729)	$796
Total Natural Gas Contracts:
Contract vols (MMBtu)	10,787,000	7,027,000	17,814,000
Weighted-avg fixed price per MMBtu (1)	$6.75	$6.54	$6.67
Fixed-price sales (2)	$72,838	$45,973	$118,811
Fair value, net	$5,732	$(2,729)	$3,003

_______________

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes floor prices for natural gas collar volumes.

(3)  Does not include basis swaps with notional volumes by year, as follows: TBtu; 2007: 1.8 TBtu; 2008: 1.5 TBtu

The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See Note 14—Financial Instruments.

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

The following table summarizes the notional amounts, interest rates and the fair value attributable to the interest rate caps as of December 31, 2006.

Instrument Type	Term	Notional Amount (1)	Fixed Rate/Cap Rate	Floating Rate	Fair Value as of December 31, 2006
		$98,705,000		3-month
Interest Rate Cap	Jan. 2007 - Sept. 2007	$70,174,600	5.000%	LIBOR	$197,000

_________________________

(1)	Represents the maximum and minimum notional amounts that are hedged during the period.

In connection with entering into the Company’s existing credit facilities on November 14, 2005, the Company terminated an interest rate swap with a notional amount ranging from $53.9 million to $58.3 million in

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Change in Derivative Fair Value

Change in derivative fair value in the statements of operations for the years ended December 31, 2006 and 2005, the seven-month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004 are comprised of the following:

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	May 31,
	2006	2005	2004	2004
Change in fair value of derivatives not
qualifying as cash flow hedges	$12,233,000	$879,000	$(269,000)	$(1,740,000)
Amortization of derivative fair value gains and
losses recognized in earnings prior to actual
cash settlements	—	103,000	565,000	888,000
Settlements due to ineffective cash flow hedges	(10,234,000)	—	—	—
Ineffective portion of derivatives qualifying as
cash flow hedges	4,411,000	(5,650,000)	(1,783,000)	(1,161,000)
	$6,410,000	$(4,668,000)	$(1,487,000)	$(2,013,000)

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16. Reclassifications

The December 31, 2006 financial statements have been restated to correct for a misclassification of cash not subject to restrictions and for the manner in which certain settlements on derivative contracts were reflected in the income statement. The settlements on ineffective derivative contracts were reclassified from other revenue to change in derivative fair value. These reclassifications had no impact on earnings.

17. SFAS 69 Supplemental Disclosures (Unaudited)

Net Capitalized Costs

The Company’s aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	December 31,
Natural gas and oil properties and related lease equipment:	2006	2005
Proved	$316,780,000	$201,788,000
Unproved	9,545,000	18,285,000
	326,325,000	220,073,000
Accumulated depreciation, depletion and impairment	(92,732,000)	(36,703,000)
Net capitalized costs	$233,593,000	$183,370,000

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

_________________________

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2006	2005	2004	2004
Production revenues	$65,551,000	$44,565,000	$24,201,000	$28,147,000
Production costs	(21,208,000)	(14,388,000)	(5,389,000)	(6,835,000)
Depreciation and depletion	(25,238,000)	(20,634,000)	(7,187,000)	(6,802,000)
	19,105,000	9,543,000	11,625,000	14,510,000
Imputed income tax provision (1)	(7,642,000)	(3,817,000)	(4,650,000)	(5,804,000)
Results of operations for natural
gas/oil producing activity	$11,463,000	$5,726,000	$6,975,000	$8,706,000

_________________________

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

	Gas – mcf	Oil – bbls
Proved reserves:
Balance, December 31, 2004	149,843,900	47,834
Purchase of reserves-in-place	—	—
Extensions and discoveries	—	—
Revisions of previous estimates	(5,959,600)	(6,324)
Production	(9,565,000)	(9,241)
Balance, December 31, 2005	134,319,300	32,269
Purchase of reserves-in-place	—	—
Extensions and discoveries	87,002,842	9,740
Revisions of previous estimates	(11,000,000)	—
Production	(12,282,142)	(9,737)
Balance, December 31, 2006	198,040,000	32,272
Proved developed reserves:
Balance, December 31, 2004	81,467,220	47,834

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance, December 31, 2005	71,638,250	32,269
Balance, December 31, 2006	122,390,000	32,272

During 2005 we recorded revisions of 6 bcfe of downward adjustments caused by the under-performance of wells in a new area of development.

During 2006, we recorded revisions of 11 bcfe of downward adjustments caused by lower natural gas prices at December 31, 2006. Lower prices reduce the economic lives of the underlying oil and natural gas properties and thereby decrease the estimate future reserves.

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

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2006	2005	2004	2004
Future production revenues (1)	$1,197,198,000	$1,258,579,000	$959,591,000	$796,329,000
Future production costs	(638,844,000)	(366,474,000)	(274,015,000)	(264,810,000)
Future development costs	(126,272,000)	(122,428,000)	(74,470,000)	(48,773,000)
Future cash flows before income taxes	432,082,000	769,677,000	611,106,000	482,746,000
Future income tax	(67,982,000)	(205,561,000)	(160,734,000)	(128,000,000)
Future net cash flows	364,100,000	564,116,000	450,372,000	354,746,000
Effect of discounting future annual cash flows at 10%	(138,205,000)	(210,446,000)	(154,769,000)	(120,802,000)
Standardized measure of discounted net cash flows before hedges	$225,895,000	$353,670,000	$295,603,000	$233,944,000

_________________________

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

The principal changes in the standardized measure of discounted future net cash flows relating to proven natural gas and oil properties were as follows:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,			Seven Months Ended December 31,	Year Ended May 31,
	2006	2005		2004	2004
Sales and transfers of natural gas and oil, net of production costs	$(25,796,000)	$(25,646,000)		$(18,419,000)	$(21,312,000)
Net changes in prices and production costs	(457,808,000)	171,468,000		45,264,000	7,461,000
Acquisitions of natural gas and oil in place – less related |production costs	—	—		—	217,924,000
Extensions and discoveries, less related production costs	214,621,000	—		46,686,000	19,956,000
Revisions of previous quantity estimates less related production costs	(30,424,000)	(51,760,000)	(1)	5,004,000	22,722,000
Accretion of discount	7,053,000	8,832,000		4,609,000	3,917,000
Net change in income taxes	137,579,000	(44,827,000)		(21,485,000)	(63,792,000)
Total change in standardized measure of discounted future net cash flows	$(127,775,000)	$58,067,000		$61,659,000	$186,876,000

_________________________

(1) includes $30.1 million related to increase in future development costs.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at December 31, 2006, 2005 and 2004:

	Year Ended December 31,		Seven Months Ended December 31,
	2006	2005	2004
Standardized measure of discounted future net cash flows	$225,895,000	$353,670,000	$295,603,000
Proved natural gas & oil property, net of accumulated depletion	224,048,000	165,085,000	138,358,000
Standardized measure of discounted future net cash flows in excess of net carrying value of proved natural gas & oil properties	$1,847,000	$188,585,000	$157,245,000

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
Loss per common share – basic:
Loss before cumulative effect of accounting change	$(0.86)	$0.34
Cumulative effect of accounting change	—	(0.01)
	$(0.86)	$0.33
Loss per common share – diluted:
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2006, 2005 and 2004 are as follows:

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Total revenues	$27,944,000	$16,705,000	$13,716,000	$12,120,000
Gross profit (loss) (1) (2)	(23,462,000)	(2,785,000)	(3,209,000)	(2,098,000)
Net income (loss) (3)	(41,342,000)	(10,073,000)	(5,780,000)	8,717,000
Net income (loss) per common share:
Basic	$(1.87)	$(0.46)	$(0.26)	$0.39
Diluted	$(1.87)	$(0.46)	$(0.26)	$0.39

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Total revenues	$10,333,000	$13,506,000	$13,003,000	$12,051,000
Gross profit (loss) (1) (2)	(9,787,000)	2,040,000	3,134,000	3,647,000
Net income (loss) (3)	(24,683,000)	(4,253,000)	(1,907,000)	(1,098,000)
Net income (loss) per common share:
Basic	$(1.67)	$(0.64)	$(0.30)	$(0.19)
Diluted	$(1.67)	$(0.64)	$(0.30)	$(0.19)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
Total revenues	$11,924,000	$11,520,000	$11,339,000	$11,548,000
Gross profit (loss) (1) (2)	2,283,000	3,367,000	3,447,000	3,647,000
Net income (loss) (3)	(4,791,000)	(191,000)	683,000	(5,646,000)
Net income (loss) per common share:
Basic	$(0.84)	$(0.03)	$0.12	$(1.01)
Diluted	$(0.84)	$(0.03)	$0.09	$(1.01)

_________________________

(1)	Total revenue less operating costs.
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Since the issuance of SFAS 123(R), three FASB Staff Positions (FSPs) have been issued regarding SFAS 123(R): FSP FAS 123(R)-1—Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), FSP FAS 123(R)-2—Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), and FSP FAS 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. These FSPs will be applicable upon the initial adoption of FAS 123(R). The effect of SFAS 123(R) is more fully described in Note 1.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21. Subsequent Events

On January 31, 2007, our majority-owned subsidiary, Quest Midstream Partners, and its wholly-owned subsidiary, Bluestem, entered into a new credit agreement consisting of a five-year $75 million revolving credit facility. The Credit Agreement is among Bluestem, as the borrower, Quest Midstream, as a guarantor, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. Upon closing of this credit facility, $5 million was drawn as the initial borrowing. Further information regarding this transaction is disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) Financial Statements and Financial Statement Schedules. See “Index to Financial Statements” set forth on page 49 of this Form 10-K.

(a)(3) Index to Exhibits. Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 52 of this Form 10-K that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of January, 2008.

Quest Resource Corporation

/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
2.1*

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

3.1*	The Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12G/A (Amendment No. 2) filed on December 7, 2005).
3.2*	Certificate of Designations for Series B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
3.3*	Amendment to the Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).
3.4*	The Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005).
4.1*

Specimen of certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A (Amendment No. 2) filed on December 7, 2005).

4.2*

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

4.3*

Amended and Restated Senior Credit Agreement by and among Quest Resource Corporation, Quest Cherokee, LLC, Guggenheim Corporate Funding, LLC, and the Lenders party thereto, dated as of the 7th day of February, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on 10-K filed on March 31, 2006).

4.4*

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

4.6*

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

4.7*

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

4.8*

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

4.10**	First Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production by Quest Cherokee, LLC to Guggenheim Corporate Funding, LLC, dated July 31, 2006.
4.11*

Amended and Restated Second Lien Term Loan Agreement by and among Quest Cherokee, LLC, Quest Resource Corporation, Guggenheim Corporate Funding, LLC, and the Lenders party thereto, dated as of the 9th day of June, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

4.12*

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

4.13*

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

4.14*

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

4.15*

Third Lien Term Loan Agreement by and among Quest Cherokee, LLC, Quest Resource Corporation, Guggenheim Corporate Funding, and the Lenders party thereto, dated as of the 9th day of June, 2006 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

4.16*

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

4.17*

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

4.18*

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

4.19**	Credit Agreement dated as of January 31, 2007, by and among Bluestem Pipeline, LLC, Quest Midstream Partners, L.P., Royal Bank of Canada, and the Lenders party thereto.
4.20**	Guaranty for Credit Agreement by Quest Midstream Partners, L.P. in favor of Royal Bank of Canada, dated as of January 31, 2007.
4.21**	Pledge and Security Agreement for Credit Agreement by Quest Midstream Partners, L.P. for the benefit of Royal Bank of Canada, dated as of January 31, 2007.
4.22**	Pledge and Security Agreement for Credit Agreement by Bluestem Pipeline, LLC for the benefit of Royal Bank of Canada, dated as of January 31, 2007.
4.23**	Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement (KS) by Bluestem Pipeline, LLC to Royal Bank of Canada, dated January 31, 2007.
4.24**	Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement (OK) by Bluestem Pipeline, LLC to Royal Bank of Canada, dated January 31, 2007.
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

10.5*	Summary of director compensation arrangements (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10.6*	Management Annual Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement filed May 3, 2006).
10.7*	Company’s 2005 Omnibus Stock Award Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
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

10.10*	Form of Indemnification Agreement with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).
10.11*

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

10.12*

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

10.13*

Omnibus Agreement dated as of December 22, 2006, by and among Quest Resource Corporation, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2006).

10.14*

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

10.15*

Midstream Services and Gas Dedication Agreement between Bluestem Pipeline, LLC and Quest Resource Corporation entered into on December 22, 2006, but effective as of December 1, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 29, 2006).

10.16*

First Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 29, 2006).

10.17*

Amended and Restated Limited Liability Company Agreement of Quest Midstream GP, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 29, 2006).

12.1**	Statement regarding computation of ratios.
21.1**	List of subsidiaries.
23.1	Consent of Cawley and Gillespie & Associates, Inc.
23.2	Consent of Murrell, Hall, McIntosh & Co., PLLP.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________

* Incorporated by reference.

** Previously filed.