Form 10-K
period 2007-12-31
QUEST RESOURCE CORP
filed 2008-03-10
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17371

QUEST RESOURCE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	90-0196936 (I.R.S. Employer Identification No.)

210 Park Avenue, Suite 2750 Oklahoma City, Oklahoma (Address of Principal Executive Offices)	73102 (Zip Code)

Registrant’s Telephone Number, including area code:
405-600-7704

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	Nasdaq Global Market
Series B Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the last reported sale of the registrant’s common stock on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, at $11.68 per share was $230,212,426. This figure assumes that only the directors and officers of the registrant, their spouses and controlled corporations were affiliates. There were 23,455,427 shares outstanding of the registrant’s common stock as of March 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES.

General

Quest Resource Corporation is a Nevada corporation and was incorporated on July 12, 1982. Its principal executive offices are located at 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102 and its telephone number is (405) 600-7704. Quest Resource Corporation is referred to in this report as the “Company,” “Quest,” “we,” “us” and “our.” Unless otherwise indicated, references to the Company include the Company’s subsidiaries.

We are an independent energy company engaged in the exploration, development, production and transportation of natural gas.

We divide our operations into two reportable business segments:

•	Gas and oil production; and

•	Natural gas pipelines — transporting, selling, gathering, treating and processing natural gas.

Gas and Oil Production Operations.  We conduct our gas and oil production operations through Quest Energy Partners, L.P. (Nasdaq: QELP), which we refer to as Quest Energy or QELP, in which we own approximately 57% of the limited partner interests. The general partner of Quest Energy is Quest Energy GP, LLC, which we refer to as Quest Energy GP, a wholly-owned subsidiary of the Company. Quest Energy GP has a 2% general partner interest and all incentive distribution rights in Quest Energy.

Our gas and oil production operations are currently focused on the development of coal bed methane or CBM in a 15 county region in southeastern Kansas and northeastern Oklahoma known as the Cherokee Basin. As of December 31, 2007, we had 211.1 Bcfe of net proved reserves, of which approximately 99% were CBM and 66.9% were proved developed. We operate over 99% of our existing wells, with an average net working interest of 99% and an average net revenue interest of approximately 82%. We believe we are the largest producer of natural gas in the Cherokee Basin with an average net daily production of 46.7 Mmcfe for the year ended December 31, 2007. Our estimated net proved reserves at December 31, 2007 had estimated future net revenues discounted at 10%, which we refer to as the “standardized measure,” of $270.7 million. Our reserves are long-lived, with an average proved reserve-to-production ratio of 12.3 years (8.12 years for our proved developed properties) as of December 31, 2007. Our typical Cherokee Basin CBM well has a predictable production profile and a standard economic life of approximately 15 years.

We have entered into derivative contracts with respect to approximately 80% of our estimated net production from proved developed producing reserves through the fourth quarter of 2010. The derivative contracts for 2008 cover approximately 58% of our total estimated net production for 2008. We also intend to diversify our operations by pursuing accretive acquisitions of conventional and unconventional gas and oil assets outside the Cherokee Basin. Even if we do not make additional acquisitions, we believe that our multi-year inventory of additional development and drilling locations on our undeveloped acreage gives us the opportunity to maintain and increase our proved reserves and average net daily production.

As of December 31, 2007, we were operating approximately 2,254 gross gas wells, of which over 90% were multi-seam wells, and 29 gross oil wells. As of December 31, 2007, we owned the development rights to approximately 558,190 net acres throughout the Cherokee Basin and had only developed approximately 52% of our acreage. For 2008, we have budgeted approximately $39.3 million to drill and complete an estimated 325 gross wells and recomplete an estimated 60 gross wells, as well as an additional $37.0 million for acreage, equipment and vehicle replacement and purchases and salt water disposal facilities. Our recompletions generally consist of converting wells that were originally completed with single seam completions into multi-seam completions, which allows us to produce additional gas from different levels. For 2007, we had total capital expenditures of approximately $45.5 million, including $34.3 million to connect 251 gross wells and recomplete 34 gross wells. We expect to drill and connect 325 wells in 2008. At this time, we have identified our drilling locations for 2008 and many of these wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2007 reserve report. As of December 31, 2007, our undeveloped acreage contained approximately 2,100 gross CBM drilling locations, of which approximately 800 were classified as proved undeveloped. Over 99% of the CBM wells that have been drilled on our acreage to date have been successful. Our Cherokee Basin acreage is currently being developed utilizing primarily 160-acre spacing. However, several of our competitors are currently developing their CBM reserves in the Cherokee Basin on 80-acre spacing. We are currently conducting a pilot program to test the development of a portion of our acreage using 80-acre spacing. If our pilot project is successful, we could significantly increase the number of CBM drilling locations which are present on our acreage. None of our acreage or producing wells is associated with coal mining operations.

Natural Gas Pipelines Operations.  We conduct our natural gas pipelines operations through Quest Midstream Partners, L.P., which we refer to as Quest Midstream or QMLP, in which we own approximately 36.4% of the limited partner interests. The general partner of Quest Midstream is Quest Midstream GP, LLC, which we refer to as Quest Midstream GP, in which we own an 85% interest. Quest Midstream GP has a 2% general partner interest and all incentive distribution rights in Quest Midstream.

Bluestem Pipeline, LLC, a wholly-owned subsidiary of Quest Midstream (“Bluestem”), owns and operates a gas gathering pipeline network of approximately 1,994 miles that serves our acreage position. Presently, this system has a maximum daily throughput of 85 Mmcf/d and is operating at about 86% capacity. Quest Energy transports 100% of its gas production through our gas gathering pipeline network to interstate pipeline delivery points. Approximately 9% of the current volumes transported on our natural gas gathering pipeline system are for third parties.

As of December 31, 2007, we had an inventory of approximately 212 drilled CBM wells awaiting connection to our gas gathering system. It is our intention to focus on the development of CBM reserves that can be immediately served by our gathering system. In addition, we plan to continue to expand our gathering system through Quest Midstream to serve other areas of the Cherokee Basin where we intend to acquire additional CBM acreage for development.

Quest Pipelines (KPC), which we refer to as KPC, owns and operates a 1,120 mile interstate gas pipeline (the “KPC Pipeline”) which transports natural gas from Oklahoma and western Kansas to the metropolitan Wichita and Kansas City markets. Further, it is one of the only three pipeline systems currently capable of delivering gas into the Kansas City metropolitan market. The KPC system includes three compressor stations with a total of 14,680 horsepower and has a capacity of approximately 160 Mmcf/d. KPC has supply interconnections with the Transok, Panhandle Eastern and ANR pipeline systems, allowing distribution from the Anadarko and Arkoma basins, as well as the western Kansas and Oklahoma panhandle producing regions. KPC’s two primary customers are Kansas Gas Service (KGS) and Missouri Gas Energy (MGE), both of which are served under long-term natural gas transportation contracts. KGS, a division of ONEOK, Inc., is the local distribution company in Kansas for Kansas City and Wichita as well as a number of other municipalities. MGE, a division of Southern Union Company, is a natural gas distribution company that serves over a half-million customers in 155 western Missouri communities.

Organizational Structure.  The following chart reflects our organizational structure.

Recent Developments

Formation and IPO for Quest Energy.  In July 2007, we formed Quest Energy to acquire, exploit and develop oil and natural gas properties. On November 15, 2007, we transferred Quest Cherokee, LLC (which owned all of our Cherokee Basin gas and oil leases) and Quest Cherokee Oilfield Service, LLC (which owned all of our Cherokee Basin field equipment and vehicles) to Quest Energy in exchange for 3,201,521 common units and 8,857,981 subordinated units and a 2% general partner interest. Also on November 15, 2007, Quest Energy completed an initial public offering of 9,100,000 common units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee). Total proceeds from the sale of the common units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. On November 9, 2007, Quest Energy’s common units began trading on the NASDAQ Global Market under the symbol “QELP”. We used the net proceeds of $151.2 million from Quest Energy’s initial public offering to repay a portion of our outstanding indebtedness.

Quest Energy GP, the sole general partner of Quest Energy, was formed in July 2007. Quest Energy GP is a wholly-owned subsidiary of the Company. Quest Energy GP owns 431,827 general partner units representing a 2% general partner interest in Quest Energy and all of the incentive distribution rights. For more information regarding Quest Energy’s initial public offering and related transactions, see Quest Energy’s Current Reports on Form 8-K filed November 9 and November 21, 2007.

KPC Acquisition; Quest Midstream Private Placement.  On November 1, 2007, Quest Midstream completed the purchase of the KPC Pipeline (a 1,120-mile interstate gas pipeline running from Oklahoma to Missouri, and certain lateral pipelines related to the KPC Pipeline) pursuant to a Purchase and Sale Agreement, dated as of October 9, 2007, by and among Quest Midstream, Enbridge Midcoast Energy, L.P. and Midcoast Holdings No. One, L.L.C., whereby Quest Midstream purchased all of the membership interests in the two general partners of Enbridge Pipelines (KPC), the owner of the KPC Pipeline, for a purchase price of approximately $133 million in cash, subject to adjustment for working capital at closing. In connection with this acquisition, Quest Midstream issued 3,750,000 common units for $20.00 per common unit, or approximately $75 million of gross proceeds. The net proceeds from the offering were used to pay a portion of the purchase price.

New Credit Agreements.  In connection with the closing of the acquisition of the KPC Pipeline, on November 1, 2007, Quest Midstream and Bluestem entered into an Amended and Restated Credit Agreement (the “QMP Credit Agreement”) that increased the aggregate commitment under Bluestem’s existing five-year revolving credit facility from $75 million to $135 million, added Quest Midstream as a co-borrower instead of a guarantor and changed the maturity date from January 31, 2012 to November 1, 2012. The QMP Credit Agreement is among Bluestem, Quest Midstream, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent, and the lenders party thereto. As of December 31, 2007, the amount borrowed under the QMP Credit Agreement was $95 million.

In connection with the closing of Quest Energy’s initial public offering, on November 15, 2007, we entered into an Amended and Restated Credit Agreement (the “Quest Cherokee Credit Agreement”), as the initial co-borrower, with Quest Cherokee, as the borrower, Quest Energy Partners, as a guarantor, RBC, as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. We and Quest Cherokee had previously been parties to the following credit agreements with Guggenheim Corporate Funding, LLC (“Guggenheim”): (i) Amended and Restated Senior Credit Agreement, dated February 7, 2006, as amended; (ii) Amended and Restated Second Lien Term Loan Agreement, dated June 9, 2006, as amended; and (iii) Third Lien Term Loan Agreement, dated June 9, 2006, as amended (collectively, the “Prior Credit Agreements”). Guggenheim and the lenders under the Prior Credit Agreements assigned all of their interests and rights (other than certain excepted interests and rights) in the Prior Credit Agreements to RBC and the new lenders under the Quest Cherokee Credit Agreement pursuant to a Loan Transfer Agreement, dated November 15, 2007, by and among us, Quest Cherokee, certain of our subsidiaries, Guggenheim, Wells Fargo Foothill, Inc., the lenders under the Prior Credit Agreements and RBC. The Quest Cherokee Credit Agreement amended and restated the Prior Credit Agreements in their entirety.

The credit facility under the Quest Cherokee Credit Agreement consists of a five-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by RBC and the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. As of December 31, 2007, the borrowing base was $160 million, and the amount borrowed under the Quest Cherokee Credit Agreement was $94 million. At the closing of Quest Energy’s initial public offering, we were released as a co-borrower under the Quest Cherokee Credit Agreement.

Upon our release as a co-borrower under the Quest Cherokee Credit Agreement, we entered into a Credit Agreement (the “QRC Credit Agreement”), as the borrower, with RBC, as administrative agent and collateral agent, and the lenders party thereto. The credit facility under the QRC Credit Agreement consists of a three-year $50 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base (which is equal to 50% of the market value of the common and subordinated units of Quest Energy and Quest Midstream owned by us) that will be redetermined each quarter by reference to the most recent compliance certificate delivered to RBC. As of December 31, 2007, the borrowing base was $50 million, and the amount borrowed under the QRC Credit Agreement was $44 million.

For more information regarding these credit agreements, see Note 3. Long-Term Debt to the consolidated financial statements included in this Form 10-K.

Pinnacle Merger.  On October 15, 2007, we, Quest MergerSub, Inc., our wholly-owned subsidiary (“MergerSub”), and Pinnacle Gas Resources, Inc. (“Pinnacle”) entered into an Agreement and Plan of Merger, pursuant to which MergerSub will merge (the “Merger”) with and into Pinnacle, with Pinnacle continuing as the surviving corporation and as our wholly-owned subsidiary. Pinnacle is an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. It focuses on the development of CBM properties located in the Rocky Mountain region. Pinnacle holds CBM acreage in the Powder River Basin in northeastern Wyoming and southern Montana as well as in the Green River Basin in southern Wyoming. As of December 31, 2007, Pinnacle owned natural gas and oil leasehold interests in approximately 494,000 gross (316,000 net) acres, approximately 94% of which were undeveloped.

On February 6, 2008, the parties entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to, among other things, modify the exchange ratio of Quest common stock that Pinnacle stockholders will receive in exchange for each share of Pinnacle stock from 0.6584 to 0.5278. Following the Merger, current Quest stockholders will own approximately 60.5% of the combined company and current Pinnacle stockholders will own approximately 39.5% of the combined company. The Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder. Accordingly, the Merger is expected to be a tax-free transaction for the stockholders of both companies.

Business Strategy

Our goal is to create stockholder value by growing our two master limited partnerships and investing capital to increase reserves, production and cash flow. We intend to accomplish this goal by focusing on the following key strategies:

•	Seek out opportunities to grow our upstream and midstream master limited partnerships and hence the distributions they make to us;

•	Efficiently control the drilling and development of Quest Energy’s acreage position in the Cherokee Basin;

•	Expand Quest Midstream’s gas gathering system throughout the Cherokee Basin in order to accommodate the development of a wider acreage footprint;

•	Accumulate additional acreage in the Cherokee Basin through Quest Energy in areas where management believes the most attractive development opportunities exist;

•	Pursue selected strategic acquisitions in the Cherokee Basin through Quest Energy and Quest Midstream that would add attractive development opportunities and critical gas gathering infrastructure;

•	Maintain operational control over our assets whenever possible;

•	Limit our reliance on third party contractors with respect to the completion, stimulation and connection of our wells;

•	Maintain a low cost and efficient operating structure through the use of remote data monitoring technology;

•	Pursue opportunities to apply our expertise with conventional and unconventional resource development in other basins; and

•	Pursue opportunities to apply our expertise with building and operating natural gas gathering and transportation infrastructure in other basins.

Competitive Strengths

•	Experienced management. Key members of our executive management and technical teams have on average more than 20 years of experience developing conventional and unconventional oil and natural gas fields in the United States. Several have been developing CBM in the Cherokee Basin since 1995.

•	Master limited partnership control and incentive distribution rights. Through our ownership of their respective general partners, we control and hold incentive distribution rights in both Quest Energy and Quest Midstream. These incentive distribution rights entitle us to a greater percentage of the distributions made by the partnerships after certain distribution levels are exceeded.

•	Low geological risk. The coal seams from which Quest Energy produces CBM are notable for their consistent thickness and gas content. In addition, extensive drilling dating back 60 to 80 years for the development of oil reserves in the Cherokee Basin gives us access to substantial information related to the coal seams Quest Energy targets. Over 100,000 well bores have penetrated the Cherokee Basin since the 1920s. Data available from the drilling records of these wells allows us to determine the aerial extent, thickness and relative permeability of the coal seams Quest Energy targets for development, which greatly reduces its dry hole risk.

•	High rate of drilling success. Over 99% of the CBM wells that have been drilled on Quest Energy’s acreage have been, or are capable of being, completed as economic producers.

•	Expertise in Cherokee Basin geology. We have spent several years conducting technical research on historical data related to the development of the Cherokee Basin. From this analysis, we believe we have determined where the most attractive opportunities for CBM development exist within the basin.

•	Large acreage position and inventory of drilling sites. Quest Energy has the right to develop 558,190 net CBM acres in the Cherokee Basin. As of December 31, 2007, Quest Energy’s acreage was approximately 51.6% developed and offered approximately 2,100 gross CBM drilling locations, of which approximately 800 were classified as proved undeveloped.

•	Availability of significant quantities of low cost acreage. Presently, several hundred thousand acres of unleased CBM acreage are available in the Cherokee Basin. We believe this acreage generally can be leased for an amount less than acreage in other basins. These circumstances afford us the opportunity to sustain long-term organic growth by adding undeveloped acreage and CBM drilling locations at a reasonable cost.

•	Competitive advantage of our gas gathering agreement. Quest Energy’s gathering agreement with Quest Midstream represents a competitive advantage compared to third parties seeking to lease acreage that is readily served by the system. The gathering fee that Quest Midstream receives for gathering Quest Energy’s gas is determined annually compared to a volume take allowance of up to 30% before royalties for third party operators in the basin. This not only makes development economics less attractive for third party operators to lease land served by the system, it also makes Quest Energy a more attractive lessee for landowners. The vast geographic extent of Quest Midstream’s gas gathering system together with Quest Energy’s large land position makes it unattractive for third parties to lease proximate acreage and build duplicate gas gathering facilities.

•	Attractive geological characteristics of Cherokee Basin CBM. Compared to some other basins in the United States where CBM is produced, CBM production in the Cherokee Basin has distinct economic advantages. First, the coal seams in the Cherokee Basin are relatively more permeable and thus tend to produce at a faster rate. This results in a shorter reserve life, the need to drill fewer wells, a faster payout period and a higher present value of reserves. Second, Cherokee Basin coal seams produce relatively less water than coal seams in some other basins. Cherokee Basin CBM wells produce gas immediately, have a shorter dewatering period, and produce less water overall than CBM wells in some other basins.

•	Predictable results of our CBM wells. Quest Energy’s CBM wells in the Cherokee Basin have highly consistent behavior in terms of recoverable reserves, production rates and decline curves, which results in lower development risk.

•	Concentrated ownership and operational control. Quest Energy owns 100% of the working interest in over 95% of the wells in which it has ownership. As a result of this ownership position, Quest Energy operates substantially all of the wells in which it owns an economic interest.

•	Long-lived reserves. Quest Energy’s average reserve-to-production ratio is 8.12 years for its proved developed properties based on its reserves as of December 31, 2007 and production (17.15 Bcfe) for the year ended December 31, 2007. Based on Quest Energy’s current rate of new well development and current undeveloped acreage, we estimate that it would take approximately 6.34 years to fully develop its existing acreage, using 80 acre spacing. In addition, the standard economic life of our typical Cherokee Basin well is approximately 15 years. We believe this long reserve life reduces the reinvestment risk associated with Quest Energy’s asset base.

•	Predictable revenue from interstate pipeline. Quest Midstream owns and operates over 1,100 miles of interstate natural gas transmission pipelines in Kansas and Missouri. Shippers on the KPC Pipeline have entered into firm capacity contracts which require them to pay us the same amount regardless of the amount of their contracted throughput they utilize.

•	Marketing Flexibility. Quest Midstream’s gas gathering system is able to access several interstate pipelines, providing access to major gas demand centers in the central United States.

Our Relationship with Quest Energy

We conduct our gas and oil production operations through Quest Energy, in which we own approximately 57% of the limited partner interests. The general partner of Quest Energy is Quest Energy GP, a wholly-owned subsidiary of the Company. Quest Energy GP has a 2% general partner interest and all of the incentive distribution rights in Quest Energy.

In connection with Quest Energy’s initial public offering, we entered into the following agreements:

Omnibus Agreement.  Quest Energy, Quest Energy GP and we entered into an Omnibus Agreement, which governs Quest Energy’s relationship with us and our affiliates regarding the following matters:

•	reimbursement of certain insurance, operating and general and administrative expenses incurred on behalf of Quest Energy;

•	indemnification for certain environmental liabilities, tax liabilities, tax defects and other losses in connection with assets;

•	a license for the use of the Quest name and mark; and

•	Quest Energy’s right to purchase from us and our affiliates certain assets that we and our affiliates acquire within the Cherokee Basin.

Our maximum liability for our environmental indemnification obligations will not exceed $5 million, and we will not have any indemnification obligation for environmental claims or title defects until Quest Energy’s aggregate losses exceed $500,000.

Management Agreement.  Quest Energy, Quest Energy GP and Quest Energy Service, LLC, our wholly-owned subsidiary (“Quest Energy Service”), entered into a Management Services Agreement, under which Quest Energy Service will perform acquisition services and general and administrative services, such as accounting, finance, tax, property management, risk management, land, marketing, legal and engineering to Quest Energy, as directed by Quest Energy GP, for which Quest Energy will reimburse Quest Energy Service on a monthly basis for the reasonable costs of the services provided.

Our Relationship with Quest Midstream

We conduct our natural gas pipelines operations through Quest Midstream. The general partner of Quest Midstream is Quest Midstream GP, in which we own an 85% interest. Quest Midstream GP has a 2% general partner interest and all of the incentive distribution rights in Quest Midstream.

Investors’ Rights Agreement.  In connection with the formation of Quest Midstream in December 2006, we, Quest Midstream and Quest Midstream GP entered into an investors’ rights agreement dated as of December 22, 2006 with a group of institutional investors led by Alerian Capital Management, LLC (“Alerian”), and co-led by Swank Capital, LLC (“Swank”). Pursuant to the terms of the investors’ rights agreement, Alerian and Swank each received a separate and independent right to designate one natural person to serve as a member of Quest Midstream GP’s board of directors. We have the right to designate the remaining four members of the board of directors of Quest Midstream GP (two of whom must be independent directors). Swank’s right to designate a member of the board of directors terminates upon the completion by Quest Midstream of an initial public offering. In addition, the right to designate a member of Quest Midstream GP’s board of directors terminates as to Alerian or Swank if it ceases to own at least 5% of Quest Midstream’s common units (on a fully diluted basis) that are not held by us and our affiliates.

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

If a change of control of the Company occurs, a majority of the investors will have the right to cause Quest Midstream GP to effect a sale of Quest Midstream following the same procedures described above, if an initial public offering for Quest Midstream is not completed within half of the number of days remaining between the change of control date and December 22, 2008.

In connection with any such sale of the assets or partner interests of Quest Midstream, the investors will be entitled to receive $20 per common unit (plus a 10% premium) and any unpaid distributions before any funds will be distributed to us on account of our general partner and subordinated units. If the sale is not completed within 180 days after the investors advise Quest Midstream GP that they desire to exercise their right to require a sale of Quest Midstream, the premium will increase by 750 basis points each quarter, until it reaches a maximum of 40%.

Subject to certain exceptions, any issuances of additional partner interests by Quest Midstream for less than $23.00 will require the consent of the representatives of Swank and Alerian serving on the board of directors of Quest Midstream GP.

If we and our affiliates desire to dispose of all or substantially all of our collective Quest Midstream partner interests and our collective Quest Midstream GP member interests to a non-affiliated third-party, then the investors will have the right to participate in such transaction. We also have the right to require the investors to participate in such a transaction if certain conditions are satisfied.

If we desire to sell a majority of our member interests in Quest Midstream GP, Alerian and Swank will have a right of first refusal to acquire the member interests being transferred.

Except for Alerian’s right to designate a member to serve on Quest Midstream GP’s board of directors, the investors’ rights agreement terminates upon the completion of an initial public offering of Quest Midstream that results in the common units of Quest Midstream being listed on the Nasdaq Global Market or the New York Stock Exchange.

In connection with the closing of the acquisition of the KPC Pipeline, we, Quest Midstream, Quest Midstream GP, certain of the original investors and the new investors entered into an amended and restated investors’ rights agreement. The amended and restated investors’ rights agreement amended the original investors’ rights agreement to add the new investors that were not already a party to the original agreement and to make certain minor changes to reflect the occurrence of the private placement, which changes are reflected in the above description.

Omnibus Agreement.  In connection with the formation of Quest Midstream in December 2006, we, Quest Midstream, Quest Midstream GP and Bluestem entered into an omnibus agreement dated as of December 22, 2006. The omnibus agreement governs (i) the obligations of us and our affiliates to refrain from engaging in certain business opportunities that compete with Quest Midstream, (ii) our obligations to indemnify Quest Midstream, Quest Midstream GP and Bluestem against certain environmental and other liabilities that occurred or existed prior to the closing date, (iii) the obligation of Quest Midstream to reimburse us for certain insurance, operating and general and administrative expenses incurred on behalf of Quest Midstream (subject to certain limitations), (iv) a right of first offer allowing Quest Midstream to acquire certain of our assets in the event of a sale or transfer of such assets, and (v) an option allowing Quest Midstream to provide midstream services for any acreage located outside the Cherokee Basin that we or any of our affiliates may acquire in the future.

Registration Rights Agreement.  Quest Midstream also entered into a registration rights agreement with the investors on December 22, 2006. Under the registration rights agreement, Quest Midstream granted the investors certain piggyback registration rights and certain rights to require Quest Midstream to file and maintain a shelf registration statement for the resale of the common units by the investors. Under the registration rights agreement, at any time on or after the date that is 270 days after December 22, 2006, the investors (by action of the investors holding a majority of the common units subject to registration or action of certain of the investors) may require Quest Midstream to (a) file the shelf registration statement as soon as reasonably practicable, but in any event within 90 days, after notice to Quest Midstream, subject to certain changes in timing if Quest Midstream is then working toward the filing of a registration statement for an initial public offering, (b) use its commercially reasonable efforts to cause the shelf registration statement to be declared effective within 210 days after the initial filing of the shelf registration statement and (c) maintain effectiveness of the shelf registration statement with respect to each common unit included in the shelf registration statement, subject to certain suspension and blackout periods, until (i) the common unit is sold pursuant to a registration statement, (ii) the common unit is distributed to the public pursuant to Rule 144 or is eligible for sale without registration pursuant to Rule 144(k), in the opinion of counsel to Quest Midstream, or (iii) the common unit is sold to Quest Midstream or to the registrant or any subsidiary of the registrant.

Under the registration rights agreement, Quest Midstream is required to pay liquidated damages if the shelf registration statement is not filed or declared effective within the time periods established in the agreement, if the shelf registration statement is not maintained in accordance with the agreement and with respect to any common units required to be included in the shelf registration statement that are not included. The liquidated damages amount payable is $0.175 per common unit entitled to liquidated damages for each 90-day period for which liquidated damages are payable, subject to proration for periods of less than 90 days.

Description of Our Exploration and Production Properties and Projects

Cherokee Basin.  We produce CBM gas out of our properties located in the Cherokee Basin. The Cherokee Basin is located in southeastern Kansas and northeastern Oklahoma. Geologically, it is situated between the Forest City Basin to the north, the Arkoma Basin to the south, the Ozark Dome to the east and the Nemaha Ridge to the west. The Cherokee Basin is a mature producing area with respect to conventional reservoirs such as the Bartlesville sandstones and the Mississippian limestones, which were developed beginning in the early 1900s.

The Cherokee Basin is part of the Western Interior Coal Region of the central United States. The coal seams we target for development are found at depths of 300 to 1,400 feet. The principal formations we target include the Mulky, Weir-Pittsburgh and the Riverton. These coal seams are blanket type deposits, which extend across large areas of the basin. Each of these seams generally range from two to five feet thick. Additional minor coal seams such as the Summit, Bevier, Fleming and Rowe are found at varying locations throughout the basin. These seams range in thickness from one to two feet.

Characteristics of Coal Bed Methane.  The rock containing gas, referred to as “source rock,” is usually different from reservoir rock, which is the rock through which the gas is produced, while in CBM, the coal seam serves as both the source rock and the reservoir rock. The storage mechanism is also different. Gas is stored in the pore or void space of the rock in conventional gas, but in CBM, most, and frequently all, of the gas is stored by adsorption. This adsorption allows large quantities of gas to be stored at relatively low pressures. A unique characteristic of CBM is that the gas flow can be increased by reducing the reservoir pressure. Frequently, the coal bed pore space, which is in the form of cleats or fractures, is filled with water. The reservoir pressure is reduced by pumping out the water, releasing the methane from the molecular structure, which allows the methane to flow through the cleat structure to the well bore. Because of the necessity to remove water and reduce the pressure within the coal seam, CBM, unlike conventional hydrocarbons, often will not show immediately on initial production testing. Coalbed formations typically require extensive dewatering and depressuring before desorption can occur and the methane begins to flow at commercial rates. Our Cherokee Basin CBM properties typically dewater for a period of 12 months before peak production rates are achieved.

CBM and conventional gas both have methane as their major component. While conventional gas often has more complex hydrocarbon gases, CBM rarely has more than 2% of the more complex hydrocarbons. Once coalbed methane has been produced, it is gathered, transported, marketed and priced in the same manner as conventional gas. The CBM produced from our Cherokee Basin properties has an MMBtu content of approximately 970 MMBtu, compared to conventional natural gas hydrocarbon production which can typically vary from 1,050-1,300 MMBtus.

The content of gas within a coal seam is measured through gas desorption testing. The ability to flow gas and water to the well bore in a CBM well is determined by the fracture or cleat network in the coal. While, at shallow depths of less than 500 feet, these fractures are sometimes open enough to produce the fluids naturally, at greater depths the networks are progressively squeezed shut, reducing the ability to flow. It is necessary to provide other avenues of flow such as hydraulically fracturing the coal seam. By pumping fluids at high pressure, fractures are opened in the coal and a slurry of fluid and sand is pumped into the fractures so that the fractures remain open after the release of pressure, thereby enhancing the flow of both water and gas to allow the economic production of gas.

Cherokee Basin Projects.  Historically, we have developed our CBM reserves in the Cherokee Basin on 160-acre spacing. However, we are beginning to develop some test wells on 80-acre spacing. Our wells generally reach total depth in 1.5 days and our average cost for 2007 to drill and complete a well, excluding the related pipeline infrastructure, was approximately $124,000. We estimate that for 2008, Quest Energy’s average cost for drilling and completing a well will be approximately $121,000, excluding the related pipeline infrastructure. We perforate and frac the multiple coal seams present in each well. Our typical Cherokee Basin multi-seam CBM well has net reserves of 130 Mmcf. Our general production profile for a CBM well averages an initial production rate of 15-20 Mcf/d (net), steadily rising for the first twelve months while water is pumped off and the formation pressure is lowered. A period of relatively flat production of 55-60 Mcf/d (net) follows the initial dewatering period for a period of approximately twelve months. After 24 months, production begins to decline. The standard economic life is approximately 15 years. Our completed wells rely on very basic industry technology.

Our development activities in the Cherokee Basin also include an active program to recomplete CBM wells that produce from a single coal seam to wells that produce from multiple coal seams. During the year ended December 31, 2007, we recompleted approximately 43 wellbores in Kansas and an additional 7 wellbores in Oklahoma and we had an additional 100 wellbores awaiting recompletion to multi-seam producers. The recompletion strategy is to add four to five additional pay zones to each wellbore, in a two-stage process at an average cost of approximately $20,000 per well. Adding new zones to a well has a brief negative effect on production by first taking the well offline to perform the work and then by introducing a second dewatering phase of the newly completed formations. However, in the long term, we believe the impact of the multi-seam recompletions will be positive as a result of an increase in the rate of production and the ultimate recoverable reserves available per well.

Wells are equipped with small pumping units to facilitate the dewatering of the producing coal seams. Generally, upon initial production, a single coal seam will produce 50-60 Bbls of water per day. A multi-seam completion produces about 150 Bbls of water per day. Eventually, water production subsides to 30-50 Bbls per day. Produced water is disposed through injection wells we drill into the underlying Arbuckle formation. One disposal well will generally handle the water produced from 25 producing wells.

Other Basins.  Part of our business strategy is to expand our exploration, development and production activities beyond the Cherokee Basin. We currently own approximately 23,000 net undeveloped acres in Pennsylvania, Maryland, Texas and New Mexico. We expect our first vertical well in Pennsylvania to be completed and tested by the end of the second quarter of 2008. We plan to drill and complete additional wells during 2008 if the first well is successful. Additionally, we have drilled one well in New Mexico that is currently being tested. Overall, we plan to spend between $2.0 million and $3.0 million on drilling and completion of exploratory wells in 2008. In addition, we have entered into a Merger Agreement with Pinnacle that would add approximately 494,000 gross (316,000 net) acres, approximately 94% of which were undeveloped as of December 31, 2007. We also are actively seeking large acreage positions in other basins with emerging unconventional resource plays.

Gas and Oil Data

Estimated Net Proved Reserves.  The following table presents our estimated net proved gas and oil reserves relating to our natural gas and oil properties as of the dates presented based on our reserve reports as of the dates listed below. The data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. We filed estimates of our gas and oil reserves for the calendar years 2007, 2006 and 2005 with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23. The data on Form EIA-23 was presented on a different basis, and included 100% of the gas and oil volumes from our operated properties only, regardless of net interest. The difference between the gas and oil reserves reported on Form EIA-23 and those reported in this table exceeds 5%. The standardized measure values shown in the table are not intended to represent the current market value of our estimated gas and oil reserves.

	December 31,
	2007	2006	2005

Proved reserves
Gas (Mcf)	210,923,000	198,040,000	134,319,000
Oil (Bbls)	36,556	32,272	32,269
Total (Mcfe)	211,142,000	198,234,000	134,513,000
Proved developed gas reserves (Mcf)	140,966,000	122,390,000	71,638,000
Proved undeveloped gas reserves (Mcf)	69,957,000	75,650,000	62,681,000
Proved developed oil reserves (BBls)(1)	36,556	32,272	32,269
Proved developed reserves as a percentage of total proved reserves	66.9%	61.8%	53.4%
Standardized measure in (thousands)(2)	$270,665	$225,895	$353,670

(1)	Although we have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves.

(2)	Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenues. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, see Note 14. Financial Instruments and Note 15. Derivatives, in the notes to the consolidated financial statements of this Form 10-K. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

The data in the table above represents estimates only.  Gas and oil reserve engineering is inherently a subjective process of estimating underground accumulations of gas and oil that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of gas and oil that are ultimately recovered. See Item 1A — “Risk Factors — Risks Related to our Business — Our estimated proved reserves are based on many assumptions that may prove to be inaccurate.”

Production Volumes, Sales Prices and Production Costs.  The following table sets forth information regarding the natural gas and oil properties owned by us through our subsidiaries. The gas and oil production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells.

	Year Ended December 31,
	2007	2006	2005

Net Production:
Gas (bcf)	17.11	12.29	9.57
Oil (bbls)	7,070	9,737	9,241
Gas equivalent (bcfe)	17.15	12.34	9.62
Gas and Oil Sales ($ in thousands):
Gas sales	$105,324	$72,865	$71,137
Gas derivatives — gains (loss)	$7,279	$(7,888)	$(27,066)

Total gas sales	$112,603	$64,977	$44,071
Oil sales	$432	$574	$494

Total gas and oil sales	$113,035	$65,551	$44,565
Avg Sales Price (excluding effects of hedging):
Gas ($ per mcf)	$6.15	$5.93	$7.44
Oil ($ per bbl)	$61.12	$58.95	$53.46
Gas equivalent ($ per mcfe)	$6.17	$5.95	$7.45
Avg Sales Price (including effects of hedging):
Gas ($ per mcf)	$6.58	$5.29	$4.61
Oil ($ per bbl)	$61.12	$58.95	$53.46
Gas equivalent ($ per mcfe)	$6.59	$5.31	$4.63
Expenses ($ per mcfe):
Lifting	$1.27	$1.29	$0.98
Production and property tax	$0.36	$0.55	$0.58
Net Revenue ($ per mcfe)	$4.88	$3.47	$3.07

Producing Wells and Acreage.  The following tables set forth information regarding our ownership of productive wells and total acres as of December 31, 2005, 2006 and 2007. For purposes of the table below, productive wells consist of producing wells and wells capable of production.

	Productive Wells
	Gas(1)		Oil		Total
	Gross	Net	Gross	Net	Gross	Net

December 31, 2005	1,026	999.3	29	27.9	1,055	1,027.2
December 31, 2006	1,653	1,609.9	29	27.9	1,682	1,637.8
December 31, 2007	2,225	2,182.2	29	27.9	2,254	2,210.1

(1)	At December 31, 2007, we had approximately 1,320 gross wells that were producing from multiple seams.

During the year ended December 31, 2007, we drilled 575 gross (571 net) new wells on our properties, all being gas wells. The wells drilled have been evaluated and were included in the year-end reserve report. The oil well count remains constant as we have been focused on adding gas reserves. See “— Drilling Activities.” During the year ended December 31, 2007, we continued to lease additional acreage in certain core development areas of the Cherokee Basin.

			Leasehold Acreage(1)
	Producing(2)		Nonproducing		Total Leased
	Gross	Net	Gross	Net	Gross	Net

December 31, 2005	334,676	310,663	198,569	184,322	533,245	494,985
December 31, 2006	394,795	385,148	132,189	124,774	526,984	509,923
December 31, 2007	403,048	393,480	204,104	187,524	607,152	581,004

(1)	The leasehold acreage data as of December 31, 2007 includes non-producing leasehold acreage in the States of New Mexico, Texas and Pennsylvania of approximately 24,740 gross and 22,694 net acres. Approximately 45,000 and 90,000 net acres that were included in the 2006 and 2005 leasehold acreage amounts have expired.

(2)	Includes acreage held by production under the terms of the lease.

As of December 31, 2007, in the Cherokee Basin, we had 287,903 net developed acres and 270,287 net undeveloped acres; in New Mexico, we had 184 net undeveloped acres; in Pennsylvania, we had 22,092 net undeveloped acres; in Maryland, we had 277 net undeveloped acres; and in Texas we had 141 net undeveloped acres. Developed acres are acres spaced or assigned to productive wells/units. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas or oil, regardless of whether such acreage contains proved reserves.

Drilling Activities.  The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of our existing or planned construction pipeline network. However, we will devote a small part of our drilling effort into exploratory wells in an attempt to discover new natural gas reserves, which is a high-risk endeavor. Our drilling, recompletion, abandonment, and acquisition activities for the periods indicated are shown below (all wells are in the Cherokee Basin):

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2007(1)		2006(1)		2005(1)
	Gas		Gas		Gas
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells Drilled:
Capable of Production	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development Wells Drilled:
Capable of Production	575	571	638	621	233	227
Dry	—	—	—	—	—	—
Wells Abandoned	—	—	—	—	—	—
Wells Acquired	—	—	—	—	—	—

Net increase in Capable Wells	575	571	638	621	233	227

Re-completion of Old Wells:
Capable of Production	50	49	125	122	205	200

(1)	No change to oil wells for the years ended December 31, 2007, 2006 and 2005.

The 575 gross new natural gas wells completed for the year ended December 31, 2007 reflect an average activity level of approximately 48 gross wells per month. We plan to drill and complete an average of approximately 27 gross wells per month for year 2008, subject to capital being available for such expenditures.

During the period from December 31, 2007 through March 4, 2008, we drilled 73 gross wells and connected 65 gross wells. As of March 5, 2008, we were drilling 2 gross wells and approximately 140 gross wells were in the process of being completed.

Oilfield Operations

General.  As the operator of wells in which we have an interest, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Quest Energy Service manages all of our properties and employs production and reservoir engineers, geologists and other specialists. Quest Cherokee Oilfield Service, LLC, a wholly-owned subsidiary of Quest Energy, employs our Cherokee Basin field personnel.

Field operations conducted by our personnel include duties performed by “pumpers” or employees whose primary responsibility is to operate the wells. Other field personnel are experienced and involved in the activities of well servicing, the development and completion of new wells and the construction of supporting infrastructure for new wells (such as electric service, salt water disposal facilities, and gas feeder lines). The primary equipment categories owned by us are trucks, well service rigs, stimulation assets and construction equipment. We utilize third party contractors on an “as needed” basis to supplement our field personnel.

We also provide, on an in-house basis, many of the services required for the completion and maintenance of our CBM wells. Internally sourcing these functions significantly reduces our reliance on third-party contractors, which typically provide these services. We believe this results in reduced delays in executing our plan of development. We are also able to realize significant cost savings because we can avoid paying price mark-ups and also because we are able to purchase our own supplies at bulk discounts.

We rely on third-party contractors to drill our wells. Once a well is drilled, either we or a third-party contractor will run the casing, and we will perform the cementing work. We also perform our own fracturing and stimulation work. Finally, we complete our own well site construction. We have our own fleet of 20 well service units that we use in the process of completing our wells, and also to perform remedial field operations required to maintain production from our existing wells.

Gas and Oil Leases.  As of December 31, 2007, we had over 4,500 leases covering approximately 581,004 net acres. The typical gas lease provides for the payment of royalties to the mineral owner for all gas produced from any well drilled on the lease premises. This amount ranges from 18.75% to 12.5% resulting in an 81.25% to 87.5% net revenue interest to us.

Because the acquisition of gas and oil leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other gas and oil operators. In order to gain the right to drill these leases, we may purchase leases from other gas and oil operators. In some cases, the assignor of such leases will reserve an overriding royalty interest, ranging from 1/32nd to 1/16th (3.125% to 6.25%), which further reduces the net revenue interest available to us to between 78.125% and 81.25%.

Approximately 75% of our gas and oil leases are held by production, which means that for as long as our wells continue to produce gas or oil, we will continue to own the lease.

Gas Gathering Operations

Gas Gathering System.  Our approximately 1,994 mile low pressure gas gathering pipeline network is owned by Bluestem, a wholly-owned subsidiary of Quest Midstream. Our natural gas gathering pipeline network is located in southeastern Kansas and northeastern Oklahoma and provides a market outlet for natural gas in a region of approximately 1,000 square miles in size and has connections to both intrastate and interstate delivery pipelines. It is the largest gathering system in the Cherokee Basin with a current capacity of approximately 85 Mmcf/d and delivers virtually all its gathered gas into Southern Star Central Gas Pipeline at multiple interconnects. This gathering system includes approximately 48,000 horsepower of compression in the field (most of which are currently rented) as well as seven CO2 amine treating facilities.

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

We are continuing to expand our gas gathering pipeline infrastructure through the development of new pipelines and to a lesser extent, through the acquisition of existing pipelines.

For 2007, our average cost for pipeline infrastructure to connect a Cherokee Basin well was approximately $68,000. We estimate that our cost for pipeline infrastructure to connect a Cherokee Basin well will be approximately $65,000 for 2008. We expect to connect 325 wells in the Cherokee Basin in 2008.

The following table sets forth the number of miles of gas gathering pipeline acquired or constructed during the periods indicated.

	Year Ended December 31,
	2007	2006	2005

Miles constructed	315	392	120
Miles acquired	—	—	10

The table below sets forth the natural gas volumes transported on our gas gathering pipeline network during the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005

Pipeline Natural Gas Vols (mcf)	22,458,000	16,714,000	13,257,000

Midstream Services Agreement.  Quest Energy and Quest Midstream are parties to a midstream services and gas dedication agreement entered into on December 22, 2006, but effective as of December 1, 2006. Pursuant to the midstream services agreement, Quest Midstream gathers and provides certain midstream services, including dehydration, treating and compression, to Quest Energy for all gas produced from Quest Energy’s wells in the Cherokee Basin that are connected to Quest Midstream’s gathering system.

The initial term of the midstream services agreement expires on December 1, 2016, with two additional five-year extension periods that may be exercised by either party upon 180 days’ notice. The fees charged under the midstream services agreement are subject to renegotiation upon the exercise of each five-year extension period.

Under the midstream services agreement, Quest Energy agreed to pay Quest Midstream an initial fee equal to $0.50 per MMBtu of gas for gathering, dehydration and treating services and $1.10 per MMBtu of gas for compression services, subject to an annual adjustment to be determined by multiplying each of the gathering services fee and the compression services fee by the sum of (i) 0.25 times the percentage change in the producer price index for the prior calendar year and (ii) 0.75 times the percentage change in the Southern Star first of month index for the prior calendar year. Such adjustment will be calculated within 60 days after the beginning of each year, but will be retroactive to the beginning of the year. Such fees will never be reduced below the initial rates described above. For 2008, the fees will be $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.13 per MMBtu of gas for compression services. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms.

In accordance with the midstream services agreement, Quest Energy bears the cost to remove and dispose of free water from its gas prior to delivery to Quest Midstream and of all fuel requirements necessary to perform the gathering and midstream services, plus any gas shrinkage.

Quest Midstream has an exclusive option for sixty days to connect to its gathering system each of the gas wells that Quest Energy develops in the Cherokee Basin. In addition, Quest Midstream will be required to connect to its gathering system, at its expense, any new gas wells that Quest Energy completes in the Cherokee Basin if Quest Midstream would earn a specified internal rate of return from those wells. This rate of return is subject to renegotiation once after the fifth anniversary of the agreement and once during each renewal period at the election of either party. Quest Midstream also has the sole discretion to cease providing services on all or any part of its gathering system if it determines that continued operation is not economically justified. If Quest Midstream elects to do so, it must provide Quest Energy with 90 days’ written notice and will offer Quest Energy the right to purchase that part of the terminated system. If Quest Energy does acquire that part of the system and it remains connected to any other portion of Quest Midstream’s gathering system, then Quest Energy may deliver its gas from the terminated system to Quest Midstream’s system, and a fee for any services provided by Quest Midstream will be negotiated.

In addition, Quest Midstream agreed to install the saltwater disposal lines for Quest Energy’s gas wells connected to Quest Midstream’s gathering system for an initial fee of $1.25 per linear foot and connect such lines to Quest Energy’s saltwater disposal wells for a fee of $1,000 per well, subject to an annual adjustment based on changes in the Employment Cost Index for Natural Resources, Construction, and Maintenance. For 2008, the fees will be $1.29 per linear foot to install saltwater disposal lines and $1,030 per well to connect such lines to Quest Energy’s saltwater disposal wells.

The midstream services agreement also requires the drilling of a minimum of 750 new wells in the Cherokee Basin during the two year period ending December 1, 2008, 575 of which have been drilled in the Cherokee Basin through December 31, 2007. Quest Energy expects to drill 325 wells in 2008. At this time, we have identified our drilling locations for 2008 and many of these wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2007 reserve report.

Third Party Gas Gathering.  For services rendered to parties other than Quest Energy, Quest Midstream retains a portion of the gas ranging from 20-40% of the volumes sold. Approximately 9% of the gas transported on Quest Midstream’s natural gas gathering pipeline system is for third parties.

Interstate Pipeline Operations

On November 1, 2007, Quest Midstream completed the purchase of the KPC Pipeline pursuant to a Purchase and Sale Agreement, dated as of October 9, 2007, by and among Quest Midstream, Enbridge Midcoast Energy, L.P. and Midcoast Holdings No. One, L.L.C., whereby Quest Midstream purchased all of the membership interests in the two general partners of Enbridge Pipelines (KPC), the owner of the KPC Pipeline for a purchase price of approximately $133 million in cash, subject to adjustment for working capital at closing. Through the KPC acquisition, Quest Midstream acquired 1,120 miles of interstate pipeline in southeastern Kansas, northeastern Oklahoma, and southwestern Missouri.

Quest Pipelines (KPC) owns and operates a 1,120 mile interstate gas pipeline which transports natural gas from Oklahoma and western Kansas to the metropolitan Wichita and Kansas City markets. Further, it is one of the only three pipeline systems currently capable of delivering gas into the Kansas City metropolitan market. The KPC system includes three compressor stations with a total of 14,680 horsepower and has a capacity of approximately 160 Mmcf/day. KPC has supply interconnections with the Transok, Panhandle Eastern and ANR pipeline systems, allowing distribution from the Anadarko and Arkoma basins, as well as the western Kansas and Oklahoma panhandle producing regions.

Marketing and Major Customers

Exploration and Production Activities.  We market our own natural gas. For 2007, approximately 79% of our gas was sold to ONEOK Energy Marketing and Trading Company (“ONEOK”) and 21% was sold to Tenaska Marketing Ventures (“Tenaska”). More than 95% of our natural gas was sold to ONEOK in 2006 and 2005. No other customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005.

Our oil is currently being sold to Coffeyville Refining. Previously, it had been sold to Plains Marketing, L.P. We do not have long term delivery commitments for our gas and oil production.

If we were to lose any of these gas and oil purchasers, we believe that we would be able to promptly replace the purchaser.

Gas Gathering Activities.  Approximately 91% of the throughput on Quest Midstream’s gas gathering pipeline system is attributable to Quest Energy production with the balance being other third-party customers.

Interstate Pipeline Activities.  KPC’s two primary customers are Kansas Gas Service (KGS) and Missouri Gas Energy (MGE), both of which are served under long-term natural gas transportation contracts. For the period from November 1, 2007, the date of acquisition, through December 31, 2007, KPC sold approximately 60% of its gas to Kansas Gas Services (“KGS”), and 36% was sold to Missouri Gas Energy (“MGE”). KPC has nine firm transportation agreements with a weighted average remaining contract term of approximately five years. KGS, a division of ONEOK, Inc., is the local distribution company in Kansas for Kansas City and Wichita as well as a number of other municipalities; while MGE, a division of Southern Union Company, is a natural gas distribution company that serves over half-million customers in 155 western Missouri communities.

Hedging Activities

We seek to mitigate our exposure to volatility in commodity prices through our use of derivative contracts including fixed-price contracts comprised of energy swaps and collars. We have entered into derivative contracts with respect to approximately 80% of our total estimated net production from proved developed producing reserves through the fourth quarter of 2010. We have fixed price swaps and collars covering 40% and 40%, respectively, of our estimated net gas production from proved developed producing reserves in 2008 or 29% and 29%, respectively, of our total estimated net production for 2008. In addition, for 2009 and 2010, we have fixed price swaps covering 80% and 80%, respectively, of our estimated net gas production from proved developed producing reserves. By removing a significant portion of price volatility of our future gas production we have mitigated, but not eliminated, the potential effects of changing gas prices on our cash flows from operations for those periods. We sell the majority of our gas based on the Southern Star first of month index, with the remainder sold on the daily price on the Southern Star index. All of our derivative contracts are based on the Southern Star first of month index, except for some of our older collar agreements covering approximately 2.9 Bcf of gas in 2008 (17% of our estimated net gas production from proved developed producing reserves) and fixed price swaps covering approximately 4.8 Bcf of gas in 2008 (27% of our estimated net gas production from proved developed producing reserves) that are based on NYMEX pricing. As a result, our derivative contracts do not expose us to basis differential risk, except for the NYMEX collars and swaps. We have entered into derivative contracts locking the basis differential on approximately 25% of these NYMEX volumes at a weighted average rate of approximately $1.09 per Mcf. For more information on our derivative contracts, see Note 14. Financial Instruments and Note 15. Derivatives, in the notes to the consolidated financial statements of this Form 10-K.

Competition

Oil and Gas Properties.  We operate in a highly competitive environment for acquiring properties, marketing gas and oil and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive gas and oil properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the gas and oil industry.

We are also affected by competition for drilling rigs, completion rigs and the availability of related equipment. In the past, the gas and oil industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant increases in the prices for this equipment and personnel. We are unable to predict when, or if, such shortages may occur or how they would affect our exploitation program.

Competition is also strong for attractive gas and oil producing properties, undeveloped leases and drilling rights, and we cannot assure you that we will be able to compete satisfactorily when attempting to make further acquisitions.

Gas Gathering.  Quest Midstream’s gas gathering system experiences minimal competition because approximately 91% of this system’s throughput is attributable to Quest Energy production under a long-term contract.

Interstate Pipelines.  We compete with other interstate and intrastate pipelines in the transportation of natural gas for transportation customers primarily on the basis of transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, and the quality and reliability of transportation services. Major competitors include Southern Star Central Gas Pipeline, Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline and Panhandle Eastern Pipeline Company in the Kansas City market and Southern Star Central Gas Pipeline in the Wichita market.

Title to Properties

Oil and Gas Properties.  As is customary in the gas and oil industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of development operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence development operations on a property until we have cured any material title defects on such property. Prior to completing an acquisition of producing gas and oil leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, we believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the gas and oil industry.

Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the gas and oil industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In many cases lands over which leases have been obtained are subject to prior liens which have not been subordinated to the leases. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this prospectus.

On a small percentage of our acreage (less than 1.0%), the land owner in the past transferred the rights to the coal underlying their land to a third party. With respect to those properties, we have obtained gas and oil leases from the owners of the oil, gas, and minerals other than coal underlying those lands. In Oklahoma and Kansas, the law is unsettled as to whether the owner of the gas rights or the coal rights is entitled to the CBM gas. We are currently involved in litigation with the owner of the coal rights on these lands to determine who has the rights to the CBM gas. See Note 8. Contingencies to the notes to the consolidated financial statements included in this Form 10-K.

Pipeline Rights-of-Way.  Substantially all of our gathering systems and our transmission pipeline are constructed within rights-of-way granted by property owners named in the appropriate land records. All of our compressor stations are located on property owned in fee or on property obtained via long-term leases or surface easements.

Our property or rights-of-way are subject to encumbrances, restrictions and other imperfections. These imperfections have not interfered, and we do not expect that they will materially interfere, with the conduct of our business. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In some cases, not all of the owners named in the appropriate land records have joined in the right-of-way grants, but in substantially all such cases signatures of the owners of majority interests have been obtained. Substantially all permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets, and state highways, where necessary. Substantially all permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.

Certain of our rights to lay and maintain pipelines are derived from recorded gas well leases, for wells that are currently in production; however, the leases are subject to termination if the wells cease to produce. In most cases, the right to maintain existing pipelines continues in perpetuity, even if the well associated with the lease ceases to be productive. In addition, because some of these leases affect wells at the end of lines, these rights-of-way will not be used for any other purpose once the related wells cease to produce.

Seasonal Nature of Business

Exploration, Production and Gas Gathering Activities.  Seasonal weather conditions and lease stipulations can limit our development activities and other operations and, as a result, we seek to perform a significant percentage of our development during the spring and summer months. These seasonal anomalies can pose challenges for meeting our well development objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

In addition, freezing weather, winter storms and flooding in the spring and summer have in the past resulted in a number of our wells being knocked off-line for a short period of time, which adversely affects our production volumes and revenues and increases our lease operating costs due to the time spent by field employees to bring the wells back on-line.

Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months thereby affecting the price we receive for gas. Seasonal anomalies such as mild winters and hot summers sometimes lessen this fluctuation.

Interstate Pipeline Activities.  Due to the nature of the markets served by the KPC Pipeline, primarily the metropolitan Wichita and Kansas City markets’ heating load, the utilization rate of the KPC Pipeline has traditionally been much higher in the winter months (December through April) than in the remainder of the year. However, due to the nature of the firm transportation agreements under which the vast majority of the KPC Pipeline revenue is derived, we are, to a material degree, profit neutral to these seasonal fluctuations.

Environmental Matters and Regulation

General.  Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	enjoin some or all of the operations of facilities deemed in non-compliance with permits;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with gas and oil drilling, production and transportation activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, areas inhabited by endangered or threatened species, and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of gas and oil production below the rate that would otherwise be possible. The regulatory burden on the gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the gas and oil industry could have a significant impact on our operating costs.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Handling.  The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, production and transportation of gas and oil are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain gas and oil exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, that may be regulated as hazardous wastes. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain environmental studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own, lease or operate numerous properties that have been used for gas and oil exploration, production, and transportation for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by us. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform plugging or pit closure operations to prevent future contamination.

Water Discharges.  The Clean Water Act (“CWA”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants in waste water and storm water, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The CWA regulates storm water run-off from oil and gas production operations and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA may require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Our operations also produce wastewaters that are disposed via underground injection wells. These activities are regulated by the Safe Drinking Water Act (“SDWA”) and analogous state and local laws. The underground injection well program under the SDWA classifies produced wastewaters and imposes controls relating to the drilling and operation of the wells as well as the quality of the injected wastewaters. This program is designed to protect drinking water sources and requires a permit from the EPA or the designated state agency — in our case, the Oklahoma Corporation Commission and the Kansas Corporation Commission. Currently, our operations comply with all applicable requirements and have a sufficient number of operating injection wells. However, a change in the regulations or the inability to obtain new injection well permits in the future may affect our ability to dispose of the produced waters and ultimately affect the results of operations.

The primary federal law for oil spill liability is the Oil Pollution Act, or OPA, which addresses three principal areas of oil pollution: prevention, containment, and cleanup. OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills.

Air Emissions.  The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain or strictly comply with air permits containing various emissions and operational limitations or utilize specific emission control technologies to limit emissions. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Moreover, depending on the state-specific statutory authority, states may be able to impose air emissions limitations that are more stringent than the federal standards imposed by EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, may require gas and oil exploration, production and transportation operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some gas and oil facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Gas and oil exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

The Kyoto Protocol to the United Nations Framework Convention on Climate Change, or the Protocol, became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as “greenhouse gases”, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol; however, Congress has recently considered proposed legislation directed at reducing “greenhouse gas emissions”, and certain states have adopted legislation, regulations and/or initiatives addressing greenhouse gas emissions from various sources, primarily power plants. Additionally, on April 2, 2007, the U.S. Supreme Court ruled in Massachusetts v. EPA that the EPA has authority under the CAA to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks). The Court also held that greenhouse gases fall within the CAA’s definition of “air pollutant”, which could result in future regulation of greenhouse gas emissions from stationary sources, including those used in gas and oil exploration, production and transportation operations. The gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Our operations are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Hydrogen Sulfide.  Hydrogen sulfide gas is a byproduct of sour gas treatment. Exposure to unacceptable levels of hydrogen sulfide (known as sour gas) is harmful to humans, and prolonged exposure can result in death. We employ numerous safety precautions to ensure the safety of our employees. There are various federal and state environmental and safety requirements that apply to facilities using or producing hydrogen sulfide gas. Notwithstanding compliance with such requirements, common law causes of action are available to persons damaged by exposure to hydrogen sulfide gas.

National Environmental Policy Act.  Gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities would need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of gas and oil projects.

Endangered Species Act.  The Endangered Species Act (“ESA”) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Although we believe that our current operations do not affect endangered or threatened species or their habitats, the existence of endangered or threatened species in areas of future operations and development could cause us to incur additional mitigation costs or become subject to construction or operating restrictions or bans in the affected areas.

OSHA and Other Laws and Regulation.  We are subject to the requirements of the federal Occupational Safety and Health Act, or OSH Act, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s hazard communication standard, EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other comparable laws.

We believe that we are in substantial compliance with all existing environmental and safety laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2007. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2008. However, accidental spills or releases may occur in the course of our operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our business, financial condition, or results of operations.

Other Regulation of the Gas and Oil Industry

The gas and oil industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the gas and oil industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including gas and oil facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Drilling and Production.  Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from gas and oil wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, gas and gas liquids within its jurisdiction.

The Cherokee Basin has been an active gas and oil producing region for a number of years. Many of our properties had abandoned oil and conventional gas wells on them at the time the current lease was entered into with the landowner. A number of these wells remain unplugged or were improperly plugged by a prior landowner or operator. Many of the former operators of these wells have ceased operations and cannot be located or do not have the financial resources to plug these wells. We believe that we are not responsible for plugging an abandoned well on one of our leases, unless we have used, attempted to use or invaded the abandoned well bore in our operations on the land or have otherwise agreed to assume responsibility for plugging the wells. The law is unsettled in the State of Kansas as to who has the responsibility to plug such abandoned wells and the Kansas Corporation Commission, or KCC, issued a Show Cause Order in February 2007 requiring Quest Energy’s operating company, Quest Cherokee, to demonstrate why it should not be held responsible for plugging 22 abandoned and unplugged oil wells on land covered by a gas lease that it owns and operates in Wilson County, Kansas, and upon which Quest Cherokee has drilled and is operating a gas well. See Note 8. Contingencies to the notes to the consolidated financial statements in this Form 10-K.

Gas Marketing.  The availability, terms and cost of transportation significantly affect sales of gas. The interstate transportation and sale for resale of gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to gas pipeline transportation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the gas industry, most notably interstate gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry, and these initiatives generally reflect more light handed regulation. We cannot predict the ultimate impact of these regulatory changes to our gas marketing operations, and we note that some of FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action materially differently than other gas marketers with which we compete.

The Energy Policy Act of 2005, or EP Act 2005, gave FERC increased oversight and penalty authority regarding market manipulation and enforcement. EP Act 2005 amended the NGA to prohibit market manipulation and also amended the Natural Gas Act of 1938 or NGA, and the Natural Gas Policy Act of 1978, or NGPA, to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of FERC to up to $1,000,000 per day, per violation. In addition, FERC issued a final rule effective January 26, 2006 regarding market manipulation, which makes it unlawful for any entity, in connection with the purchase or sale of gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud. This final rule works together with FERC’s enhanced penalty authority to provide increased oversight of the gas marketplace.

Although gas prices are currently unregulated, FERC promulgated regulations in December 2007 requiring natural gas sellers to submit an annual report, beginning in May 2009, reporting certain information regarding natural gas purchases and sales (e.g., total volumes bought and sold, volumes bought and sold and index prices, etc.). Additionally, Congress historically has been active in the area of gas regulation. We cannot predict whether new legislation to regulate gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of condensate and gas liquids are not currently regulated and are made at market prices.

State Regulation.  The various states regulate the drilling for, and the production, gathering and sale of, gas and oil, including imposing severance taxes and requirements for obtaining drilling permits. For example, Kansas currently imposes a severance tax on the gross value of gas and oil produced from wells having an average daily production during a calendar month with a gross value of more than $87 per day. Kansas also imposes gas and oil conservation assessments per barrel of oil and per 1,000 cubic feet of gas produced. In general, gas and oil leases and gas and oil wells (producing or capable of producing), including all equipment associated with such leases and wells, are subject to an ad valorem property tax.

Oklahoma imposes a monthly gross production tax and excise tax based on the gross value of the gas and oil produced. Oklahoma also imposes an excise tax based on the gross value of gas and oil produced. All property used in the production of gas and oil is exempt from ad valorem taxation if gross production taxes are paid. Lastly, the rate of taxation of locally assessed property varies from county to county and is based on the fair cash value of personal property and the fair cash value of real property.

States may regulate rates of production and may establish maximum daily production allowables from gas and oil wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of gas and oil that may be produced from our wells and to limit the number of wells or locations we can drill.

Federal Regulation of the Gathering and Transportation of Gas

FERC regulates interstate natural gas pipelines pursuant to the NGA, NGPA and EP Act 2005. Generally, FERC’s authority over interstate natural gas pipelines extends to:

•	rates and charges for natural gas transportation services;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of service;

•	depreciation and amortization policies;

•	acquisition and disposition of facilities; and

•	initiation and discontinuation of services.

Rates charged by interstate natural gas pipelines may generally not exceed the just and reasonable rates approved by FERC. In addition, interstate natural gas pipelines are prohibited from granting any undue preference to any person, or maintaining any unreasonable difference in their rates, terms, or conditions of service. Consistent with these requirements, the rates, terms, and conditions of the natural gas transportation services provided by interstate pipelines are governed by tariffs approved by FERC.

We own and operate one interstate natural gas pipeline system that is subject to these regulatory requirements. Specifically, we acquired ownership of Enbridge Pipelines (KPC) effective November 1, 2007, and renamed that entity Quest Pipelines (KPC) (“KPC”). KPC owns and operates a 1,120-mile interstate natural gas pipeline system which transports natural gas from Oklahoma and western Kansas to the metropolitan Wichita and Kansas City markets. As an interstate natural gas pipeline, KPC is subject to FERC’s jurisdiction and the regulatory requirements summarized above. We believe KPC is in full compliance with these requirements. Maintaining such compliance on an ongoing basis requires KPC to incur various expenses. Additional compliance expenses could be incurred if new or amended laws or regulations are enacted or existing laws or regulations are reinterpreted. KPC’s customers, state commissions, and other interested parties also have the right to file complaints seeking changes in the KPC tariff, including with respect to the transportation rates stated therein.

Our remaining natural gas pipeline facilities are generally exempt from FERC’s jurisdiction and regulation pursuant to section 1(b) of the NGA, which exempts pipeline facilities that perform primarily a gathering function, rather than a transportation function. We believe our pipeline facilities (other than the KPC system) meet the traditional tests used by FERC to distinguish gathering facilities from transportation facilities. However, if FERC were to determine that the facilities perform primarily a transportation function, rather than a gathering function, these facilities may become subject to regulation as interstate natural gas pipeline facilities. We believe the expenses associated with seeking certificate authority for construction, service and abandonment, establishing rates and a tariff for these other facilities, and meeting the detailed regulatory accounting and reporting requirements would substantially increase our operating costs and would adversely affect our profitability.

Additionally, while generally exempt from FERC’s jurisdiction, FERC has nevertheless proposed new internet posting requirements that may be applicable to certain gathering facilities and other non-interstate pipelines meeting size and other thresholds. If these rules are adopted and become applicable to our gathering facilities, they would likely require us to post certain pipeline operational information on a daily basis, which could require us to incur additional compliance expenses.

State Regulation of Natural Gas Gathering Pipelines

Our natural gas gathering pipeline operations are currently limited to the States of Kansas and Oklahoma. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, and compliant-based rate regulation. Bluestem is licensed as an operator of a natural gas gathering system with the KCC and is required to file periodic information reports with the KCC. We are not required to be licensed as an operator or to file reports in Oklahoma with the Oklahoma Corporation Commission, or OCC.

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

These regulatory burdens may affect profitability, and management is unable to predict the future cost or impact of complying with such regulations. We do not own any pipelines that provide intrastate natural gas transportation, so state regulation of pipeline transportation does not directly affect our operations. As with FERC regulation described above, however, state regulation of pipeline transportation may influence certain aspects of our business and the market price for our products.

Sales of Natural Gas

The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations, and we note that some of FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines.

Pipeline Safety

Our pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our pipeline operations are in substantial compliance with applicable NGPSA requirements; however, if new or amended laws and regulations are enacted or existing laws and regulations are reinterpreted, future compliance with the NGPSA could result in increased costs.

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

Employees

At March 1, 2008, we had an experienced staff of 309 field employees in offices located in Olathe, Wichita, Medicine Lodge, Chanute and Howard, Kansas and Lenapah, Oklahoma, which offices include 59 pipeline operations employees. Also, at the headquarters office in Oklahoma City and the Quest Midstream office in Houston, TX, our staff consists of 66 executive and administrative personnel. None of our employees are covered by a collective bargaining agreement. Management considers its relations with our employees to be satisfactory.

Administrative Facilities

The office space for the corporate headquarters for us and our subsidiaries is leased and is located at 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102. The office lease is for 10 years expiring August 31, 2017 covering approximately 35,000 square feet with annual rental costs of approximately $631,000.

Quest Midstream has 3,433 square feet of office space for some of its management personnel that is leased and is located at 3 Allen Center, 333 Clay Street, Suite 3650, Houston, TX 77002. The office lease is for 60 months expiring March 31, 2012 with annual rental costs of $101,000.

We own a building located at 211 West 14th Street in Chanute, Kansas 66720 that is used as an administrative office, an operations terminal and a repair facility. We own an additional building on Johnson Road for field offices. An office building at 127 West Main in Chanute, Kansas is owned and operated by us as a geological laboratory.

Quest Midstream owns an operational office that is located east of Chanute, Kansas.

KPC has leased facilities at Olathe, Wichita, and Medicine Lodge, Kansas for the operations of its interstate pipeline. The Olathe office consists of approximately 7,650 square feet for a lease term of five years expiring October 31, 2011 with annual lease costs of $113,640. The Wichita office consists of approximately 1,240 square feet on a one year lease, with an extension expiring December 31, 2008, with annual rental payments of $13,200. The Medicine Lodge field office is leased on a month to month basis with monthly rental payments of $300.

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

GLOSSARY OF SELECTED TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this Form 10-K.

Bbl.  One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Bbl/D.  One Bbl per day.

Bcf.  One billion cubic feet of gas.

Bcfe.  One billion cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

Btu or British Thermal Unit.  The quantity of heat required to raise the temperature of a one pound mass of water by one degree Fahrenheit.

CBM.  Coal bed methane.

Cherokee Basin.  A fifteen-county region in southeastern Kansas and northeastern Oklahoma.

Completion.  The installation of permanent equipment for the production of oil or gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage.  The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development well.  A well drilled within the proved boundaries of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploitation.  A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.

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

Gas.  Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.

Gathering system.  Pipelines and other equipment used to move gas from the wellhead to the trunk or the main transmission lines of a pipeline system.

Gross acres or gross wells.  The total acres or wells, as the case may be, in which we have a working interest.

Horizon or formation.  The section of rock, from which gas is expected to be produced.

Mcf.  One thousand cubic feet of gas.

Mcf/D.  One Mcf per day.

Mcfe.  One thousand cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

MBbl.  One thousand Bbls.

MMBtu.  One million British thermal units.

MMcf.  One million cubic feet of gas.

MMcf/D.  One MMcf per day.

MMcfe.  One Mcf equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

MMcfe/D.  One MMcfe per day.

Net acres or net wells.  The sum of the fractional working interests owned in gross acres or wells, as the case may be.

Net production.  Production that is owned by us less royalties and production due others.

Net revenue interest.  The percentage of revenues due an interest holder in a property, net of royalties or other burdens on the property.

NGLs.  The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

NYMEX.  The New York Mercantile Exchange.

Oil.  Crude oil, condensate and NGLs.

Permeability.  The ease of movement of water and/or gases through a soil material.

Perforation.  The making of holes in casing and cement (if present) to allow formation fluids to enter the well bore.

Productive well.  A well that produces commercial quantities of hydrocarbons exclusive of its capacity to produce at a reasonable rate of return.

Proved developed non-producing reserves.  Proved developed reserves expected to be recovered from zones behind casings in existing wells.

Proved developed reserves.  Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X. The entire definition of this term can be viewed on the internet at http://www.sec.gov/about/forms/regs-x.pdf.

Proved reserves.  The estimated quantities of crude oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. This definition of proved reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X. The entire definition of this term can be viewed on the internet at http://www.sec.gov/about/forms/regs-x.pdf.

Proved undeveloped reserves or PUDs.  Proved reserves that are expected to be recovered from new wells drilled to known reservoirs on acreage yet to be drilled for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X. The entire definition of this term can be viewed on the internet at www.sec.gov/about/forms/regs-x.pdf.

Recompletion.  The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

Reserve.  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Reserve-to-production ratio.  This ratio is calculated by dividing estimated net proved reserves by the production from the previous year to estimate the number of years of remaining production.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty Interest.  A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil or natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

Shut in.  Stopping an oil or gas well from producing.

Standardized measure.  The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Standardized measure does not give effect to derivative transactions.

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

Risks Related to Our Business.

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

In the past, the prices of gas have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2007, the NYMEX monthly gas index price (last day) ranged from a high of $7.59156 per MMBtu to a low of $5.445 per MMBtu.

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

As of December 31, 2007, our proved reserve-to-production ratio was 12.3 years. Because this ratio includes our proved undeveloped reserves, we expect that this ratio will not increase even if those proved undeveloped reserves are developed and the wells produce as expected. The proved reserve-to-production ratio reflected in our reserve report of December 31, 2007 will change if production from our existing wells declines in a different manner than we have estimated and can change when we drill additional wells, make acquisitions and under other circumstances.

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

As of December 31, 2007, we had incurred $44 million of indebtedness for borrowed money, Quest Energy had incurred $94 million of indebtedness for borrowed money and Quest Midstream had incurred $95 million of indebtedness for borrowed money. We anticipate that we may in the future incur additional debt for financing our growth. Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets. Under certain circumstances, the use of leverage may provide a higher return to you on your investment, but will also create a greater risk of loss to you than if we did not borrow. The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue. If we do not make our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt, upon the foreclosure on such debt by a secured lender. The interest payable on our debt varies with the movement of interest rates charged by financial institutions. An increase in our borrowing costs due to a rise in interest rates in the market may reduce the amount of income and cash available for the payment of dividends to the holders of our common stock.

Our indebtedness could have important consequences to us, including:

•	a substantial portion of our cash flow will be used to service our indebtedness and pay our other liabilities, including distributions to the holders of Quest Midstream’s common units and Quest Energy’s common units, which will reduce the funds that would otherwise be available to drill additional wells and construct additional pipeline infrastructure;

•	we may be unable to obtain additional debt or equity financing or any such financing may be at a higher cost of capital than similarly situated companies with less leverage, thereby reducing funds available for drilling, expansion, working capital and other business needs;

•	a substantial decrease in our revenues as a result of lower natural gas and oil prices, decreased production or other factors could make it difficult for us to pay our liabilities or remain in compliance with the covenants in our credit agreements. Any failure by us to meet these obligations could result in litigation, non-performance by contract counterparties or bankruptcy;

•	covenants contained in our existing and future debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities; and

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

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

The operating and financial restrictions and covenants in our credit agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions. Our credit agreements restrict our ability to:

•	incur indebtedness;

•	grant liens;

•	make distributions on or redeem or repurchase equity interests;

•	make certain investments, loans or advances;

•	lease equipment;

•	enter into a merger, consolidation or sale of assets;

•	dispose of property;

•	enter into hedging arrangements with certain counterparties;

•	enter into certain types of agreements;

•	limit the use of loan proceeds;

•	make capital expenditures above specified amounts; and

•	enter into transactions with affiliates.

We are also required to comply with certain financial covenants and ratios. In the past, we have not satisfied all of the financial covenants contained in our credit facilities. In January 2005, we determined that we were not in compliance with the leverage and interest coverage ratios under a prior secured credit agreement and, in connection with a February 2005 amendment to such credit agreement, we were unable to drill any additional wells until our gross daily production reached certain levels. We were unable to reach these production goals without the drilling of additional wells and, in the fourth quarter of 2005, we undertook a significant recapitalization that included a private placement of our common stock and the refinancing of our credit facilities. For the quarter ended March 31, 2007, we were not in compliance with the maximum total debt to EBITDA ratio under our prior credit facilities, and we obtained a waiver from our lenders.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by our results of operations and financial conditions and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreements, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited and the lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreements are secured by substantially all of our assets, and if we are unable to repay indebtedness under our credit agreements, the lenders could seek to foreclose on our assets.

Quest Energy’s credit agreement limits the amount it can borrow to a borrowing base amount, determined by the lenders in their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid (1) within 90 days following receipt of notice of the new borrowing base or (2) immediately if the borrowing base is reduced in connection with a sale or disposition of certain properties in excess of 5% of the borrowing base. Our credit agreement limits the amount we can borrow to a borrowing base amount, which is equal to 50% of the market value of the common and subordinated units of Quest Energy and Quest Midstream that we have pledged to the lenders. The amount of the borrowing base is redetermined each quarter by reference to the most recent compliance certificate delivered to RBC. If the amount outstanding under our credit agreement exceeds the borrowing base, we will be required to repay the amount of such excess within 30 days after we become aware of such excess. Additionally, if the lenders’ exposure under letters of credit exceeds the borrowing base after all borrowings under the credit agreements have been repaid, Quest Energy or we, as applicable, will be required to provide additional cash collateral.

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

There is a significant delay between the time we drill and complete a CBM well and when the well reaches peak production. As a result, there will be a significant lag time between when we expend capital expenditures and when we will begin to recognize significant cash flow from those expenditures.

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

If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of gas and oil attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly. For example, if gas prices at December 31, 2007 had been $1.00 less per Mcf, then the standardized measure of our proved reserves as of December 31, 2007 would have decreased by $105.1 million.

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

The timing of both our production and our incurrence of expenses in connection with the development and production of gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the gas industry in general.

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

The Cherokee Basin has been an active gas and oil producing region for a number of years. Many of our properties had abandoned oil and conventional gas wells on them at the time the current lease was entered into with the landowner. A number of these wells remain unplugged or were improperly plugged by a prior landowner or operator. Many of the former operators of these wells have ceased operations and cannot be located or do not have the financial resources to plug these wells. We believe that we are not responsible for plugging an abandoned well on one of our leases, unless we have used, attempted to use or invaded the abandoned well bore in our operations on the land or have otherwise agreed to assume responsibility for plugging the wells. The law is unsettled in the State of Kansas as to who has the responsibility to plug such abandoned wells. The KCC issued a Show Cause Order in February 2007 requiring Quest Energy’s operating company, Quest Cherokee, LLC to demonstrate why it should not be held responsible for plugging 22 abandoned and unplugged oil wells on land covered by a gas lease that it owns and operates in Wilson County, Kansas, and upon which Quest Cherokee has drilled and is operating a gas well. If it is ultimately determined that we are responsible for plugging all of the wells located on our leased acreage that were abandoned by former operators, the costs for plugging and abandoning those wells would increase our costs and decrease our cash available for distribution. At this time, we are unable to determine the total number of wells located on our leased acreage that have been abandoned by prior operators.

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

During the year ended December 31, 2007, we sold approximately 79% of our gas to ONEOK Energy Marketing and Trading Company (“ONEOK”) and 21% of our gas to Tenaska Marketing Ventures (“Tenaska”) under sale and purchase contracts, which have indefinite terms but may be terminated by either party on 30 days’ notice, other than with respect to pending transactions, or less following an event of default. If either of these customers were to reduce the volume of gas it purchases from us, our revenue and net income for distribution may decline to the extent we are not able to find new customers for our production.

Certain of our undeveloped leasehold acreage is subject to leases that may expire in the near future.

As of December 31, 2007, we held gas leases on approximately 164,869 net acres in the Cherokee Basin and 22,694 net acres outside the Cherokee Basin that are still within their original lease term and are not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases covering approximately 4,928 net acres are scheduled to expire before December 31, 2008 and an additional 80,843 net acres are scheduled to expire before December 31, 2009. If our leases expire, we will lose our right to develop the related properties. We typically acquire a three-year primary term when the original lease is acquired, with an option to extend the term for up to three additional years, if the primary three-year term reaches expiration without a well being drilled to establish production for holding the lease.

Our identified drilling location inventories will be developed over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our results of operations.

Our management has specifically identified drilling locations for our future multi-year drilling activities on our existing acreage. We have identified, as of December 31, 2007, approximately 800 gross proved undeveloped drilling locations and approximately 1,300 additional gross potential drilling locations. These identified drilling locations represent a significant part of our future development drilling program for the Cherokee Basin. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, gas prices, costs and drilling results. In addition, no proved reserves are assigned to any of the approximately 1,300 potential drilling locations we have identified and therefore, there may exist greater uncertainty with respect to the likelihood of drilling and completing successful commercial wells at these potential drilling locations. Our final determination of whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could have a significant adverse effect on our financial condition and results of operations.

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

If we are unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then we may be unable to fully execute our growth strategy and our cash flows could be reduced. The construction of additions to our existing gathering assets may require us to obtain new rights-of-way before constructing new pipelines. We may be unable to obtain rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, then our cash flows could be reduced.

Pipeline integrity programs and repairs may impose significant costs and liabilities.

In December 2003, the United States Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs for intrastate and interstate natural gas and natural gas liquids pipelines located near high consequence areas, where a leak or rupture could do the most harm. The final rule requires operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline as necessary; and implement preventive and mitigating actions. The final rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 and became effective in January 2004. The results of these testing programs could cause us to incur significant capital and operating expenditures to make repairs or take remediation, preventive or mitigating actions that are determined to be necessary.

Growing our business by constructing new pipelines and new processing and treating facilities or making modifications to our existing facilities subjects us to construction risks and risks that adequate natural gas supplies will not be available upon completion of the facilities.

One of the ways we intend to grow our business is through the construction of pipelines and modifications to our existing pipeline systems and the construction of new pipelines and new gathering, processing and treatment facilities. The construction and modification of pipelines and gathering, processing, fractionation and treatment facilities requires the expenditure of significant amounts of capital, which may exceed our expectations, and involves numerous regulatory, environmental, political and legal uncertainties. Construction projects in our industry may increase demand on labor and material which may in turn impact our costs and schedule. If we undertake these projects, we may not be able to complete them on schedule or at the budgeted cost. Additionally, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. We may have only limited natural gas supplies committed to these facilities prior to their construction. Additionally, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. We may also rely on estimates of proved reserves in our decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough natural gas to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

Our regulated natural gas pipeline’s transportation rates are subject to review and possible adjustment by federal regulators.

Our regulated pipeline is subject to extensive regulation by the FERC, which regulates most aspects of our pipeline business, including our transportation rates, and on a more limited basis by state regulatory agencies. Under the Natural Gas Act, interstate transportation rates and terms and conditions of service must be just and reasonable and not unduly discriminatory. Shippers have the right to file complaints seeking reductions in transportation rates which, if successful, may adversely affect our revenues.

Our interstate natural gas pipeline has recorded certain assets that may not be recoverable from our customers.

Accounting policies for FERC-regulated companies permit certain assets that result from the regulated ratemaking process to be recorded on our balance sheet that could not be recorded under GAAP for nonregulated entities. We consider factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time.

Reduction in firm reservation agreements and the demand for interruptible services could cause significant reductions in our revenues and operating results.

For the year ended December 31, 2007, approximately 98% of our firm contracted capacity is under long-term contracts (i.e. contracts with terms longer than one year). A decision by customers upon the expiration of long-term agreements to substantially reduce or cease to ship volumes of natural gas on our pipeline system could cause a significant decline in our revenues. Our results of operations could also be adversely affected by decreased demand for interruptible services.

Decreases in the availability of natural gas supplies could have a significant negative impact on our revenues and results of operations.

Our operating results are dependent upon our customers having access to adequate supplies of natural gas. We depend on having access to multiple sources of gas production so that customers can satisfy their total gas requirements and have the opportunity to source gas at the lowest overall delivered cost. Moreover, we may not have the ability to operate our pipeline system at full capacity without access to multiple gas sources. The ability of producers to maintain production is dependent on the prevailing market price of natural gas, the exploration and production budgets of the major and independent gas companies, the depletion rate of existing sources, the success of new sources, environmental concerns, regulatory initiatives and other matters beyond our control. Additionally, some of our customers deliver gas to our pipeline system through other pipelines. Operational failures on those other pipelines, such as reductions in pressure or volume, or interruptions in service due to maintenance activities or unanticipated emergencies, could result in lower volumes of gas being available to us for transportation. We cannot assure that production or supplies of natural gas available to our customers will be maintained at sufficient levels to sustain our expected volume of transportation commitments on our pipeline system or that multiple sources of gas will remain available to provide our customers with access to sufficient low cost supplies. If the availability of natural gas supplies decreases, our revenues and results of operations could be adversely affected.

Operational limitations of the pipeline system could cause a significant decrease in our revenues and operating results.

In order to satisfy firm transportation commitments, our customers must nominate and schedule, and we must be able to receive, required volumes of gas in accordance with contract terms, and must be able to reliably and safely deliver those volumes. Our customers’ ability to schedule natural gas transportation to certain locations is constrained by the physical limitations of our pipeline system. These physical limitations can be significant during periods of peak demand because many sections of our pipeline do not have redundant or looped lines and do not have additional available compression. During peak demand periods, failures of compression equipment or pipelines could limit our ability to meet firm commitments, which may limit our ability to collect reservation charges from our customers and, if so, could negatively impact our revenues.

Decreases in demand for natural gas may reduce our revenues and operating results.

Demand for our interstate natural gas transportation services depends on the ability and willingness of customers with access to our facilities to deliver natural gas through our interstate pipeline system. Demand for natural gas is dependent upon the impact of weather, industrial and economic conditions, fuel conservation measures, alternative fuel availability and requirements, market price of gas, fuel taxes, price competition, drilling activity and supply availability, governmental regulation and technological advances in fuel economy and energy generation devices. Any decrease in demand for our interstate natural gas transportation services could result in a significant reduction in our revenues.

Competitive pressures could reduce our revenues and operating results.

Although most of our interstate pipeline system’s current transportation capacity is contracted under long-term firm reservation agreements, the market for the transportation of natural gas is competitive. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer services that are more desirable to customers because of locations, facilities or other factors. These new pipelines could charge rates or provide service to locations that could result in savings for shippers and producers and thereby force us to lower the rates charged for services on our pipeline in order to extend existing service agreements or to attract new customers. New pipeline projects are always possible in the future and proposals are made from time to time. An increase in the availability of competing alternative facilities or services could result in a significant reduction in our revenue.

We compete with other interstate and intrastate pipelines in the transportation of natural gas for transportation customers primarily on the basis of transportation rates, access to competitively priced supplies of natural gas, markets served by the pipelines, and the quality and reliability of transportation services. Major competitors include Southern Star Central Gas Pipeline, Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline and Panhandle Eastern Pipeline Company. We compete with these pipelines in Wichita and Kansas City, Kansas and Kansas City, Missouri.

Natural gas also competes with other forms of energy available to our customers, including electricity, coal, hydroelectric power, nuclear power and fuel oil. The impact of competition on us could be significantly increased as a result of factors that have the effect of significantly decreasing demand for natural gas in the markets served by our pipeline, such as competing or alternative forms of energy; adverse economic conditions; weather; higher fuel costs; and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

Federal and state regulation of natural gas interstate pipelines has changed dramatically in the last 25 years and could continue to change over the next several years. These regulatory changes have resulted and will continue to result in increased competition in the pipeline business. In order to meet competitive challenges, we will need to adapt our marketing strategies and the type of transportation services we offer to our customers and to adapt our pricing and rates in response to competitive forces. We are not able to predict the financial consequences of these changes at this time, but they could have a material adverse effect on our business, financial condition and results of operations.

The revenues of our interstate pipeline business are generated under contracts that must be renegotiated periodically.

Substantially all of KPC’s revenues are generated under contracts which expire periodically and must be renegotiated and extended or replaced. If we are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. In particular, our ability to extend and replace contracts could be adversely affected by factors we cannot control, including:

•	competition by other pipelines, including the change in rates or upstream supply of existing pipeline competitors, as well as the proposed construction by other companies of additional pipeline capacity or LNG terminals in markets served by our interstate pipelines;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or natural gas supply points; and

•	regulatory actions.

Fluctuations in energy commodity prices could adversely affect our pipeline businesses.

Revenues generated by our transmission contracts depend, in part, on volumes and rates, both of which can be affected by the prices of natural gas. Increased prices could result in a reduction of the volumes transported by our customers. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission operations is subject to continued development of additional gas supplies to offset the natural decline from existing wells connected to our systems, which requires the development of additional oil and natural gas reserves and obtaining additional supplies from interconnecting pipelines on or near our systems. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission through our systems. Pricing volatility may impact the value of under or over recoveries of retained natural gas and imbalances. If natural gas prices in the supply basins connected to our pipeline systems are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the sale or transportation of natural gas;

•	abundance of supplies of alternative energy sources; and

•	political unrest among oil producing countries.

Quest Energy and Quest Midstream may not have sufficient cash flow from operations to pay the minimum quarterly distribution, or MQD, to us on our subordinated units following the establishment of cash reserves and payment of fees and expenses and payment of the MQD on their common units.

Quest Energy and Quest Midstream may not have sufficient cash flow from operations each quarter to pay the MQD of $0.40 and $0.425, respectively. Under the terms of their limited partnership agreements, the amount of cash otherwise available for distribution will be reduced by their operating expenses and the amount of any cash reserve amounts that the boards of directors of their general partners establish to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions. The amount of cash they can distribute principally depends upon the amount of cash they generate from their operations, which will fluctuate from quarter to quarter.

In addition, the actual amount of cash we will receive from their distributions will depend on other factors, some of which are beyond their control, including:

•	their ability to make working capital borrowings to pay distributions;

•	the cost of acquisitions, if any;

•	fluctuations in their working capital needs;

•	timing and collectibility of receivables;

•	restrictions on distributions imposed by lenders;

•	the amount of their estimated maintenance capital expenditures;

•	prevailing economic conditions; and

•	the amount of cash reserves established by the boards of directors of their general partners for the proper conduct of their business.

As a result of these factors, the amount of cash Quest Energy and/or Quest Midstream distributes in any quarter to us may fluctuate significantly from quarter to quarter and may be significantly less than the MQD amount that we expect to receive.

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

Even if we do make acquisitions that we believe will increase our net income and cash flows, these acquisitions may nevertheless result in a decrease in net income and/or cash flows. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about reserves, future production, volumes, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition;

•	the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

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

Risks Related to the Pinnacle Merger

To develop our current reserves and the reserves acquired from Pinnacle, we will require significant additional capital.

As discussed in Items 1 and 2. “Business and Properties — Recent Developments,” we and Mergersub have entered into a Merger Agreement to acquire Pinnacle by merger. As a result of the Merger, the combined company will have significantly more development opportunities than we currently have by ourselves, which will require significantly greater capital expenditures in order to fully develop our properties. We currently have a $50 million revolving credit facility that as of March 7, 2008 had $44 million of outstanding borrowings. It is currently anticipated that after the payment of merger-related expenses, we will have little or no availability under our current credit facility for development of the Pinnacle properties. Quest Energy and Quest Midstream have significant availability under their credit facilities, but those credit facilities will only be available to fund the development of those Pinnacle properties, if any, that are contributed to the partnerships.

We currently intend to either obtain an increase in the commitments under our existing credit facility or obtain a new credit facility with a higher borrowing base. No assurance can be given that we will be able to successfully increase our commitments or enter into a new credit facility. Even if we are able to successfully increase the commitments under our credit facilities, we anticipate that cash available under our credit facilities, together with cash flow expected to be generated from operations and distributions from Quest Midstream and Quest Energy will only be sufficient to meet our cash requirements for the development of Pinnacle’s reserves for a period less than 12 months. Historically, we have financed our business and operations primarily with internally generated cash flow, bank borrowings and equity investments, including the issuance of common units of Quest Midstream and Quest Energy. Therefore, unless we are successful at increasing cash flow from operations, increasing distributions from Quest Midstream and Quest Energy, increasing the commitments under our credit facilities, raising additional capital or a combination of any of the foregoing, we will be unable to fully develop our reserves, including the reserves acquired pursuant to the merger with Pinnacle. In such event, we may be required to curtail our drilling, development and other activities which could cause a decline in the value of our reserves or be forced to sell assets on unfavorable terms.

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

Pinnacle and we expect to pay significant transaction costs. These transaction costs include investment banking, legal and accounting fees and expenses, SEC filing fees, printing expenses, mailing expenses and other related charges and are estimated to be approximately $5.5 million. A portion of the transaction costs will be incurred regardless of whether the Merger is consummated. Pinnacle and we will each pay our own transaction costs, except that we will share equally or pro rata certain filing, printing and other costs and expenses.

In addition, Pinnacle and we will incur approximately $2.1 million relating to severance, retention and option payouts to Pinnacle employees.

We currently estimate integration costs associated with the Merger to be approximately $500,000. We are in the early stages of assessing the magnitude of these costs, and, therefore, these estimates may change substantially and additional unanticipated costs may be incurred in the integration of Pinnacle’s business with us.

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

Both our stockholders and those of Pinnacle may not approve the Merger. If the Merger is not completed for any reason, we could be subject to several risks, including the following:

•	being required to pay Pinnacle a termination fee of up to $5.0 million in certain circumstances;

•	having had the focus of our management directed toward the Merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us; and

•	incurring substantial transaction costs related to the Merger.

In addition, we would not realize any of the expected benefits of having completed the Merger.

If the Merger is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our stock may decline as a result, to the extent that suppliers and others believe that we cannot compete in the marketplace as effectively without the Merger or otherwise remain uncertain about our future prospects in the absence of the Merger. Similarly, our current and prospective employees may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities, which could adversely affect us if the Merger is not completed. The realization of any of these risks may materially adversely affect our business, financial results, financial condition and stock price.

The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of up to $3.0 million if we do.

The Merger Agreement prohibits us from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party. The Merger Agreement also provides for the payment by us of a termination fee of up to $3.0 million if the Merger Agreement is terminated in certain circumstances in connection with a competing acquisition proposal or the withdrawal by our board of directors of its recommendation that our stockholders vote for the adoption of the Merger Agreement as the result of the existence of a material adverse effect with respect to Pinnacle. In addition, the Merger Agreement provides for a payment by us to Pinnacle of a termination fee of $5 million if the Merger Agreement is terminated due to the withdrawal by our board of directors of its recommendation that our stockholders vote to approve the issuance of shares if there is no superior proposal or a Pinnacle material adverse effect does not exist.

These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

The price of Quest’s common stock may experience volatility following the consummation of the Merger.

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

Risks Relating to Our Common Stock

Our stock price may be volatile.

The following factors could affect our stock price:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;

•	liquidity and registering our common stock for public resale;

•	actual or anticipated variations in our reserve estimates and quarterly operating results;

•	changes in natural gas and oil prices;

•	speculation in the press or investment community;

•	sales of our common stock by significant stockholders;

•	actions by institutional investors before disposition of our common stock;

•	increases in our cost of capital;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

It is unlikely that we will be able to pay dividends on our common stock.

We cannot predict with certainty that our operations will result in sufficient revenues to enable us to operate profitably and with sufficient positive cash flow so as to enable us to pay dividends to the holders of common stock. In addition, our credit facilities generally prohibit it from paying any dividend to the holders of our common stock without the consent of the lenders under the credit facilities, other than dividends payable solely in equity interests of the Company.

The percentage ownership evidenced by the common stock is subject to dilution.

We are authorized to issue up to 200,000,000 shares of common stock and are not prohibited from issuing additional shares of such common stock. Moreover, to the extent that we issue any additional common stock, a holder of the common stock is not necessarily entitled to purchase any part of such issuance of stock. The holders of the common stock do not have statutory “preemptive rights” and therefore are not entitled to maintain a proportionate share of ownership by buying additional shares of any new issuance of common stock before others are given the opportunity to purchase the same. Accordingly, you must be willing to assume the risk that your percentage ownership, as a holder of the common stock, is subject to change as a result of the sale of any additional common stock, or other equity interests in the Company.

Our common stock is an unsecured equity interest.

As an equity interest, our common stock will not be secured by any of our assets. Therefore, in the event of our liquidation, the holders of our common stock will receive a distribution only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying its secured and unsecured creditors to make any distribution to the holders of our common stock.

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

Restrictions on Certain Combinations Between Nevada Resident Corporations and Interested Stockholders.  The NRS includes the Combination Provisions prohibiting certain “combinations” (generally defined to include certain mergers, disposition of assets transactions, and share issuance or transfer transactions) between a resident domestic corporation and an “interested stockholder” (generally defined to be the beneficial owner of 10% or more of the voting power of the outstanding shares of the corporation), except those combinations which are approved by the board of directors before the interested stockholder first obtained a 10% interest in the corporation’s stock. There are additional exceptions to the prohibition, which apply to combinations if they occur more than three years after the interested stockholder’s date of acquiring shares. The Combination Provisions apply unless the corporation elects against their application in its original articles of incorporation or an amendment thereto. Our restated articles of incorporation, as amended, do not currently contain a provision rendering the Combination Provisions inapplicable.

Nevada Control Share Act.  Nevada’s Control Share Act imposes procedural hurdles on and curtails greenmail practices of corporate raiders. The Control Share Act temporarily disenfranchises the voting power of “control shares” of a person or group (“Acquiring Person”) purchasing a “controlling interest” in an “issuing corporation” (as defined in the NRS) not opting out of the Control Share Act. In this regard, the Control Share Act will apply to an “issuing corporation”, unless the articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest provide that it is inapplicable. Our restated articles of incorporation and bylaws, as amended, do not currently contain a provision rendering the Control Share Act inapplicable.

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

At the special or annual meeting at which the issue of voting rights of control shares will be addressed, “interested stockholders” may not vote on the question of granting voting rights to control the corporation or its parent unless the articles of incorporation of the issuing corporation provide otherwise. Our restated articles of incorporation and bylaws, as amended, do not currently contain a provision allowing for such voting power.

If full voting power is granted to the Acquiring Person by the disinterested stockholders, and the Acquiring Person has acquired control shares with a majority or more of the voting power, then (unless otherwise provided in the articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest) all stockholders of record, other than the Acquiring Person, who have not voted in favor of authorizing voting rights for the control shares, must be sent a notice advising them of the fact and of their right to receive “fair value” for their shares. Our restated articles of incorporation and bylaws, as amended, do not provide otherwise. By the date set in the dissenter’s notice, which may not be less than 30 nor more than 60 days after the dissenter’s notice is delivered, any such stockholder may demand to receive from the corporation the “fair value” for all or part of his shares. “Fair value” is defined in the Control Share Act as “not less than the highest price per share paid by the Acquiring Person in an acquisition.”

The Control Share Act permits a corporation to redeem the control shares in the following two instances, if so provided in the articles of incorporation or bylaws of the corporation in effect on the tenth day following the acquisition of a controlling interest: (1) if the Acquiring Person fails to deliver the Offeror’s Statement to the corporation within 10 days after the Acquiring Person’s acquisition of the control shares; or (2) an Offeror’s Statement is delivered, but the control shares are not accorded full voting rights by the stockholders. Our restated articles of incorporation and bylaws, as amended, do not address this matter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 3.	LEGAL PROCEEDINGS.

See Note 8. Contingencies, in the notes to the consolidated financial statements in this Form 10-K, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

The table set forth below lists the range of high and low prices of the Company’s common stock on NASDAQ (or high and low bids on the OTC Bulletin Board prior to April 11, 2006) for each quarter of the last two years. The high and low bids on the OTC Bulletin Board in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Fiscal Quarter And Period Ended
	High Price	Low Price

December 31, 2007	$10.82	$6.66
September 30, 2007	$11.96	$9.00
June 30, 2007	$12.07	$8.50
March 31, 2007	$9.70	$7.50

December 31, 2006	$12.31	$8.70
September 30, 2006	$14.50	$8.18
June 30, 2006	$17.84	$12.50
March 31, 2006	$17.00	$11.80

The closing price for QRCP stock on March 5, 2008 was $7.20.

Record Holders

As of March 5, 2008, there were 23,455,427 shares of common stock issued and outstanding, held of record by approximately 694 stockholders.

Dividends

The payment of dividends on our stock is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We have not declared any cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

Our ability to pay dividends on our common stock is subject to restrictions contained in our credit facilities. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operation — Capital Resources and Liquidity” for a discussion of these restrictions.

In addition, the partnership agreements for Quest Energy and Quest Midstream restrict the ability of Quest Energy and Quest Midstream to pay distributions on the subordinated units of such partnerships that we own if the minimum quarterly distribution has not been paid on all of the common units of such partnerships. The revolving credit facilities for Quest Energy and Quest Midstream also restrict the ability of Quest Energy and Quest Midstream to pay any distributions if they are in default under the credit facilities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the performance of our common stock to a new peer group and to our old peer group in our SIC code index and to the Nasdaq market index for the past five years. The new peer group consists of the following companies: Abraxas Petroleum Corporation; Credo Petroleum Corporation; Double Eagle Petroleum Company; Dune Energy Inc; Edge Petroleum Corporation; Evolution Petroleum Corporation; FX Energy Inc.; Georesources Inc.; Houston American Energy Corporation; Kodiak Oil & Gas Corporation; Meridian Resources Corporation; Ngas Resources Inc.; Northern Oil & Gas Inc.; Pinnacle Gas Resources Inc.; Platinum Energy Resources Inc.; Primeenergy Corporation; South Texas Oil Company; Toreador Resources Corporation; and Tri Valley Corporation.

Our old peer group consisted of the following companies: Abraxas Petroleum Corporation; Alon USA Energy Inc.; Altex Industries Inc.; American Oil & Gas Inc.; American Resource Technologies Inc.; Anadarko Petroleum Corporation; Apollo Resources International Inc.; Atlas Energy Resources Limited Liability; ATP Oil & Gas Corporation; Austin Chalk Oil Gas Limited; Avalon Oil And Gas Inc.; Barnwell Industries Inc.; Baseline Oil & Gas Corporation; Basic Earth Science Systems Inc.; Bayou City Exploration Inc.; Berry Petroleum; Big Sky Energy Corporation; Bill Barrett Corporation; Bois Darc Energy Inc.; BPZ Resources Inc.; Breitburn Energy Limited Liability; Compa; Cabot Oil & Gas Corporation; Callon Petroleum Company; Canargo Energy Corporation; Capco Energy Inc.; Carrizo Oil & Company Inc.; China North East Petroleum Holdings Limited; China Yili Petroleum Company; Clayton Williams Energy Inc.; Comstock Resources Inc.; Consolidated Medical Management Inc.; Credo Petroleum Corporation; Crimson Exploration Inc.; Cygnus Oil & Gas Corporation; Daleco Resources Corporation; Delek Resources Inc.; Delta Petroleum Corporation; Denbury Resources Inc.; Devon Energy Corporation; Dorchester Minerals Limited Partnership; Double Eagle Petroleum Company; Drucker Inc.; Dune Energy Inc.; Dynegy Inc.; Eagle Rock Energy Partners Limited Partners; Eden Energy Corporation; Edge Petroleum Corporation; Encore Acquisition Company; Endeavour International Corporation; Endevco Inc.; Energas Resources Inc.; Energy Exploration Technologies Inc.; Energytec Inc.; Enterprise GP Holdings Limited Partnership; Enterprise Products Partners Limited Partnership; Erhc Energy Inc.; Eurogas Inc.; Evolution Petroleum Corporation; Falcon Natural Gas Corporation; Fellows Energy Limited; Fieldpoint Petroleum Corporation; Finmetal Mining Limited; Forest Oil Corporation; Galaxy Energy Corporation; Galton Biometrics Inc.; Geomet Inc.; Georesources Inc.; GNC Energy Corporation; Golden Aria Corporation; Goodrich Petroleum Corporation; Gulf Western Petroleum Corporation; Gulfport Energy Corporation; Hallador Petroleum Company; Harvest Natural Resources Inc.; Helmerich Payne Inc.; Hiko Bell Mining & Oil Company; Houston American Energy Corporation; Ignis Petroleum Group Inc.; Imperial Petroleum Inc.; Interline Resources Corporation; Isramco Inc.; KAL Energy Inc.; Lexaria Corporation; Linn Energy Limited Liability Company; Lions Petroleum Inc.; Lucas Energy Inc.; Matrix Energy Services Corporation; McMoran Exploration Company; Meridian Resources Corporation; Mexco Energy Corporation; Monument Resources Corporation Inc.; Morgan Creek Energy Corporation; Mountains West Exploration Inc.; Ness Energy International Inc.; New Frontier Energy Inc.; Newfield Exploration Company; Ngas Resources Inc.; Nicor Inc.; Noble Energy Inc.; Oakridge Energy Inc.; Occidental Petroleum Corporation; Pangea Petroleum Corporation; Panhandle Oil & Gas Inc.; Parallel Petroleum Corporation; Park Place Energy Corporation; Penn Virginia Corporation; Petro Resources Inc.; Petrohawk Energy Corporation; Petrohunter Energy Corporation; Petrol Oil And Gas Inc.; Petrominerals Corporation; Petroquest Energy Inc.; Petrosearch Energy Corporation; Pioneer Natural Resources Company; Plains All American Pipeline Limited Partnership; Plains Exploration & Production Company; Pluris Energy Group Inc.; Primeenergy Corporation; Pyramid Oil Company; Questar Corporation; Quicksilver Resources Inc.; Ram Energy Resources Inc.; Rancher Energy Corporation; Range Resources Corporation Commerce; Regency Energy Partners Limited Partners; Rosetta Resources Inc.; Saint Mary Land & Exploration Company; Sonoran Energy Inc.; South Texas Oil Company; Southwestern Energy Company; Spindletop Oil & Gas Company; Stallion Group; Star Energy Corporation; Stone Energy Corporation; Swift Energy Company; Texas Vanguard Oil Company; Toreador Resources Corporation; Torrent Energy Corporation; Trans Energy Inc.; True North Energy Corporation; Txco Resources Inc.; Ultra Petroleum Corporation; United Heritage Corporation; Vaalco Energy Inc.; W & T Offshore Inc.; Whiting Petroleum Corporation; XCL Limited and XTO Energy Inc.

The new peer group was chosen to reflect a comparison of companies more closely aligned with Quest’s market capitalization value.

The graph assumes the investment of $100 on December 31, 2002 and the reinvestment of all dividends. The graph shows the value of the investment at the end of each year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quest Resource Corp, The NASDAQ Composite Index,
A New Peer Group And An Old Peer Group

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of Quest for the years ended December 31, 2007, 2006 and 2005, the seven month transition period ended December 31, 2004 and the fiscal years ended May 31, 2004 and 2003. The data are derived from our audited consolidated financial statements revised to reflect the reclassification of certain items. Comparability between years is affected by (1) changes in the annual average prices for oil and gas, (2) increased production from drilling and development activity, (3) significant acquisitions that were made during the fiscal year ended May 31, 2004, (4) the change in the fiscal year end on December 31, 2004, (5) formation of Quest Midstream during 2006, (6) acquisition of KPC on November 1, 2007, and (7) Quest Energy’s IPO effective November 15, 2007. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements, including the notes, appearing in Items 7 and 8 of this report.

				7 Mos Ended	Fiscal Year Ended
	Year Ended December 31,			December 31,	May 31,
	2007	2006	2005	2004	2004	2003
	($ in thousands, except per share data)

Statement of Operations Data:
Revenues:
Oil and gas sales	$113,035	$65,551	$44,565	$24,201	$28,147	$8,345
Gas pipeline revenue	9,853	5,014	3,939	1,918	2,707	632
Other revenue/expense	(9)	(80)	389	37	(843)	(879)

Total revenues	122,879	70,485	48,893	26,156	30,011	8,098
Costs and expenses:
Oil and gas production	27,995	21,208	14,388	5,389	6,835	1,979
Pipeline operating	21,079	13,247	8,470	3,653	3,506	912
General and administrative	17,976	8,840	4,802	2,681	2,555	977
Provision for impairment of oil and gas properties	—	30,719	—	—	—	—
Depreciation and amortization	41,401	28,025	22,199	7,671	7,650	1,822

Total costs and expenses	108,451	102,039	49,859	19,394	20,546	5,690

Operating income (loss)	14,428	(31,554)	(966)	6,762	9,465	2,408
Other income (expense):
Change in derivative fair value	(6,502)	6,410	(4,668)	(1,487)	(2,013)	(4,867)
Sale of assets	(322)	3	12	—	(6)	(3)
Interest expense, net	(42,500)	(23,093)	(26,319)	(10,138)	(8,056)	(727)

Total other expense	(49,324)	(16,680)	(30,975)	(11,625)	(10,075)	(5,597)

Income (loss) before income taxes	(34,896)	(48,234)	(31,941)	(4,863)	(610)	(3,189)
Deferred income tax benefit (expense)	—	—	—	—	245	(374)

Net income (loss) before minority interests	(34,896)	(48,234)	(31,941)	(4,863)	(365)	(3,563)
Minority interest in continuing operations	4,482	(244)	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	—	(28)	—

Net income (loss)	(30,414)	(48,478)	(31,941)	(4,863)	(393)	(3,563)
Preferred stock dividends	—	—	(10)	(6)	(10)	(10)

Net income (loss) available to common shareholders	$(30,414)	$(48,478)	$(31,951)	$(4,869)	$(403)	$(3,573)

Income (loss) per common share:
Basic(1)	$(1.37)	$(2.19)	$(3.81)	$(0.86)	$(0.07)	$(0.87)

Diluted(1)	$(1.37)	$(2.19)	$(3.81)	$(0.86)	$(0.07)	$(0.87)

Cash Flow Data:
Cash provided (used) by operating activities	$38,712	$7,000	$(4,914)	$25,484	$12,197	$4,211
Cash used in investing activities	280,868	172,617	73,601	48,814	146,834	8,804
Cash provided by financing activities	217,016	204,878	74,616	26,280	135,456	7,205
Balance Sheet Data:
Total assets	$681,610	$463,300	$297,803	$237,962	$190,375	$36,533
Long-term debt, net of current maturities	233,046	225,245	100,581	193,984	159,290	16,081
Stockholders’ equity (deficit)	91,853	117,354	115,673	(2,606)	2,235	11,142

Ratio of Earnings to Combined Fixed Charges

				Seven
				Months
				Ended	Year Ended
	Year Ended December 31,			December 31,	May 31,
	2007	2006	2005	2004	2004	2003
	($ in thousands, except per share data)

Earnings:
(Loss) before income taxes and minority interests	$(34,896)	$(48,234)	$(31,941)	$(4,863)	$(610)	$(3,189)
Interest expense (2)	42,916	23,483	26,365	10,147	8,057	727
Loan cost amortization	2,150	1,204	5,106	530	172	20

Earnings	$10,170	$(23,547)	$(470)	$5,814	$7,619	$(2,442)

Fixed Charges:
Interest expense	$42,916	$23,483	$26,365	$10,147	$8,057	$727
Loan cost amortization	2,150	1,204	5,106	530	172	20

Fixed charges	$45,066	$24,687	$31,471	$10,677	$8,229	$747

Preferred Stock Dividends	$—	$—	$10	$6	$10	$10
Ratio of income before taxes	1.0	1.0	1.0	1.0	1.7	0.9

Subtotal-Preferred Dividends	$—	$—	$10	$6	$17	$9
Combined fixed charges and preferred dividends	$45,066	$24,687	$31,481	$10,683	$8,246	$756
Ratio of earnings to fixed charges (3)(4)	—	—	—	—	—	—
Insufficient coverage	$34,896	$48,234	$31,941	$4,863	$610	$3,189
Ratio of earnings to combined fixed charges and preferred dividends (5)	—	—	—	—	—	—
Insufficient coverage	$34,896	$48,234	$31,951	$4,869	$627	$3,198

(1)	Amounts for periods prior to 2005 have been adjusted to give effect to the 2.5 to 1.0 reverse stock split that was effective October 1, 2005.

(2)	Excludes the effect of unrealized gains or losses on interest rate derivatives.

(3)	Fixed charges means the sum of (a) interest expensed and capitalized, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, (c) an estimate of the interest within rental expense, and (d) preference security dividend requirements of consolidated subsidiaries.

(4)	Earnings is the amount resulting from (a) adding (i) pre-tax income from continuing operations, (ii) fixed charges, (iii) amortization of capitalized interest, (iv) distributed income of equity investees, and (v) our share of pre-tax losses of equity investees for which charges arising from guarantees are included in fixed charges and (b) subtracting from the total of the previous items (i) interest capitalized, (ii) preference security dividend requirements of consolidated subsidiaries, and (iii) the minority interest in pre-tax income of subsidiaries that have not incurred fixed charges. Equity investees are investments that we account for using the equity method of accounting.

(5)	Preference security dividend is the amount of pre-tax earnings that is required to pay dividends on outstanding preference securities. The dividend requirement is computed as the amount of the dividend divided by (1 minus the effective income tax rate applicable to continuing operations).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this report speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A. “Risk Factors.”

Overview of the Year Ended December 31, 2007

Our strategic positioning in the southeastern Kansas and northeastern Oklahoma natural gas industry has contributed to increases in total revenues and has resulted in a solid foundation for future growth. The increase in total revenues in 2007 as compared to 2006 resulted from an approximate 39% increase in production volumes and an approximate 24% increase in natural gas prices, including hedges.

At December 31, 2007, we had an interest in 2,254 natural gas and oil wells (gross) and natural gas and oil leases on approximately 583,000 gross acres, located in the Cherokee Basin. Management believes that the proximity of the 1,994 miles of Quest Midstream owned gas gathering pipeline network to these natural gas and oil leases will enable us to develop new producing wells on many of our undeveloped properties. We have currently identified approximately 2,100 additional gross natural gas well drilling sites on our undeveloped acreage, of which 800 are classified as proved undeveloped. With approximately 325 wells planned to be drilled during each of 2008 and 2009, we are positioned for significant growth in natural gas production, revenues, and net income. However, no assurance can be given that we will be able to achieve our anticipated rate of growth or that adequate sources of capital will be available.

The results of our drilling and well development program for calendar year 2007 included the drilling of 575 new gas wells (gross), the connecting of 575 new gas wells (gross) into our gas gathering pipeline network, the construction of approximately 315 miles of natural gas gathering pipeline, the purchase of approximately 1,120 miles of interstate natural gas transmission pipeline and the recompletion of 50 wells from single seam to multi-seam wells.

On October 15, 2007, Quest announced its proposed Merger with Pinnacle. Each share of Pinnacle common stock outstanding prior to the Merger will be exchanged for 0.5278 shares of Quest common stock. At the effective time of the Merger, each share of Pinnacle common stock issued and held in Pinnacle’s treasury or owned by Quest (or any of their respective wholly-owned subsidiaries) will be canceled without payment of any consideration. As a result of the Merger, Pinnacle will become a wholly-owned subsidiary of Quest. Following the Merger, current Quest stockholders will own approximately 60.5% of Quest and current Pinnacle stockholders will own approximately 39.5% of Quest. The Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder. Accordingly, the Merger is expected to be a tax-free transaction for the stockholders of both companies.

On November 1, 2007, Quest Midstream completed the purchase of the KPC Pipeline pursuant to a Purchase and Sale Agreement, dated as of October 9, 2007, by and among Quest Midstream, Enbridge Midcoast Energy, L.P. and Midcoast Holdings No. One, L.L.C., whereby Quest Midstream purchased all of the membership interests in the two general partners of Enbridge Pipelines (KPC), the owner of the KPC Pipeline for a purchase price of approximately $133 million in cash, subject to adjustment for working capital at closing. In connection with this acquisition, Quest Midstream issued 3,750,000 common units for $20.00 per common unit, or approximately $75 million of gross proceeds.

On November 15, 2007, Quest Energy completed an initial public offering of 9,100,000 common units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee). On November 9, 2007, Quest Energy’s common units began trading on the NASDAQ Global Market under the symbol “QELP”. Total proceeds from the sale of the common units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. Quest Energy used the net proceeds of $151.2 million to repay a portion of the indebtedness of Quest.

The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

	Year Ended December 31,
	2007		2006	2005

Net Production:
Gas (bcf)	17.12		12.29	9.57
Oil (bbls)	7,070		9,737	9,241
Gas equivalent (bcfe)	17.15		12.34	9.62
Gas and Oil Sales ($ in thousands):
Gas sales	$105,324		$72,865	$71,137
Gas derivatives — gains (loss)	7,279		(7,888)	(27,066)

Total gas sales	$112,603		$64,977	$44,071
Oil sales	432		574	494

Total gas and oil sales	$113,035		$65,551	$44,565
Avg Sales Price (excluding effects of hedging):
Gas ($ per mcf)	$6.15		$5.93	$7.44
Oil ($ per bbl)	$61.12		$58.95	$53.46
Gas equivalent ($ per mcfe)	$6.17		$5.95	$7.45
Avg Sales Price (including effects of hedging):
Gas ($ per mcf)	$6.58		$5.29	$4.61
Oil ($ per bbl)	$61.12		$58.95	$53.46
Gas equivalent ($ per mcfe)	$6.59		$5.31	$4.63
Expenses ($ per mcfe):
Lifting	$1.27		$1.29	$0.98
Production and property tax	$0.36		$0.55	$0.58
Pipeline operating	$1.23		$0.96	$0.82
General and administrative	$1.05		$0.70	$0.50
Depreciation and amortization	$2.41		$2.37	$2.31
Interest expense	$2.50		$1.91	$2.74
Capital expenditures (in thousands)	$280,868	(2)	$172,617	$73,601	(1)
Miles of Pipeline Constructed	315		392	120
Wells Connected (Gross)	575		638	233
Wells Drilled (Gross)	575		622	99
Producing Gas & Oil Wells (Gross) as of the End of the Period(3)	2,225		1,653	1,055

(1)	Includes approximately $26.1 million for Class A Units of Quest Cherokee acquired from ArcLight Energy Partners.

(2)	Includes approximately $133 million for the KPC Pipeline acquired from Enbridge Pipelines (KPC).

(3)	Excludes wells offline for maintenance and/or repairs.

Results of Operations

As a result of the acquisition of KPC Pipeline in November 2007, we have begun reporting our results of operations as two segments: Gas and Oil Production and Natural Gas Pipelines. Previously reported amounts have been adjusted to reflect this change, which did not impact our consolidated financial statements.

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

Gas and Oil Production Segment

Year ended December 31, 2007 compared to the year ended December 31, 2006

Overview.  The following discussion of results of operations will compare audited balances for the year ended December 31, 2007 to the audited balances for the year ended December 31, 2006, as follows:

	Year Ended December 31,		Increase/
	2007	2006	(Decrease)
	($ in thousands)

Oil and gas sales	$113,035	$65,551	$47,484	72.4%
Oil and gas production costs	$27,995	$21,208	$6,787	32.0%
Transportation expense (intercompany)	$29,178	$17,278	$11,900	68.9%
Depreciation, depletion and amortization	$35,397	$25,238	$10,159	40.3%
Change in derivative fair value	$(6,502)	$6,410	$(12,912)	(201.4)%
Impairment charge	$—	$30,719	$(30,719)	(100.0)%

Production.  The following table presents the primary components of revenues of our Gas and Oil Production Segment (gas and oil production and average gas and oil prices), as well as the average costs per Mcfe, for the fiscal years ended December 31, 2007 and 2006.

	Year Ended
	December 31,
	2007	2006	Increase/(Decrease)

Production Data:
Total production (MMcfe)	17,148	12,341	4,807	39.0%
Average daily production (MMcfe/d)	47.0	33.8	13.2	39.0%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$6.17	$5.95	$0.22	3.6%
Including hedges	6.59	5.31	1.27	24.1%
Average Unit Costs per Mcfe:
Production costs	$1.63	$1.84	$(0.11)	(11.3)%
Transportation expense (intercompany)	$1.69	$1.40	$0.29	20.7%
Depreciation, depletion and amortization	2.10	2.05	0.05	2.6%

Oil and Gas Sales.  Oil and gas sales of $113.0 million for the year ended December 31, 2007 represents an increase of 73% when compared to oil and gas sales of $65.6 million for the year ended December 31, 2006. The increase in oil and gas sales from $65.6 million for the year ended December 31, 2006 to $113.0 million for the year ended December 31, 2007 resulted from the additional wells completed during the past twelve months. The additional wells completed contributed to the production of 17,148 Mmcfe of net gas for the year ended December 31, 2007, as compared to 12,341 net Mmcfe produced for the year ended December 31, 2006. Our product prices before hedge settlements on an equivalent basis (mcfe) increased from $5.95 per Mcfe average for the 2006 period to $6.17 per Mcfe average for the 2007 period. Accounting for hedge settlements, the product prices increased from $5.31 per Mcfe average for the 2006 period to $6.59 per Mcfe average for the 2007 period.

Operating Expenses.  Operating expenses for the Gas and Oil Production Segment, which consist of oil and gas production costs and transportation expense, were $57.2 million for the year ended December 31, 2007, as compared to $38.5 million for the year ended December 31, 2006, an increase of $18.7 million, or 48.6%. Oil and gas production costs for the year ended December 31, 2007 were $28.0 million as compared to $21.2 million for the year ended December 31, 2006, an increase of $6.8 million, or 32%. Production costs, excluding gross production and ad valorem taxes, were $1.27 per Mcfe for 2007 compared to $1.29 per Mcfe for the year ended December 31, 2006. Production costs, inclusive of gross production and ad valorem taxes, were $1.63 per Mcfe for the 2007 period as compared to $1.84 per Mcfe for the year ended December 31, 2006 period, representing an 11% decrease. This decrease was a result of the higher production volumes for the year ended December 31, 2007 and the benefits from certain cost cutting programs started during the third quarter.

Transportation expense increased from $1.40 per Mcfe for 2006 to $1.69 per Mcfe for 2007. This increase resulted from the midstream services agreement with Quest Midstream that became effective December 1, 2006, which provided for a fixed transportation fee that was higher than the fees in the year earlier period.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties. Our depletion of gas and oil properties as a percentage of oil and gas sales was 31% in the year ended December 31, 2007 compared to 39% in 2006. Depreciation, depletion and amortization expense was $2.10 per Mcfe in December 31, 2007 compared to $2.05 per Mcfe in 2006. Increases in our depletable basis and production volumes caused depletion expense to increase $10.0 million to $35.5 million in 2007 compared to $25.5 million in 2006.

Depreciation and amortization expense for our Gas and Oil Production Segment was $327,000 in the year ended December 31, 2007 compared to $209,000 in 2006. The increase of $118,000, or 56%, is due to additional vehicles, equipment, and facilities acquired during 2007.

Change in Derivative Fair Value.  Change in derivative fair value was a non-cash loss of $6.5 million for the year ended December 31, 2007, which included an $11.3 million loss attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $4.8 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash gain of $6.4 million for the year ended December 31, 2006, which included a $12.2 million gain attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133, settlements due to ineffective cash flow hedges of $10.2 million and a gain of $4.4 million relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

Impairment Charge.  In the year ended December 31, 2006, we recognized a $30.7 million provision for impairment of oil and gas properties from a full cost pool ceiling write-down, primarily as a result of declines in estimated reserves due to the prevailing market prices of oil and gas at the measurement date.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Overview.  The following discussion of results of operations will compare audited balances for the year ended December 31, 2006 to the audited balances for the year ended December 31, 2005, as follows:

	Year Ended
	December 31,
	2006	2005	Increase/(Decrease)
	($ in thousands)

Oil and gas sales	$65,551	$44,565	$20,986	47.1%
Oil and gas production costs	$21,208	$14,388	$6,820	47.4%
Transportation expense (intercompany)	$17,278	$7,038	$10,240	145.5%
Depreciation, depletion and amortization	$25,238	$20,634	$4,604	22.3%
Change in derivative fair value	$6,410	$(4,668)	$11,078	237.3%
Impairment charge	$30,719	$—	$30,719	100.0%

Production.  The following table presents the primary components of revenues of the Gas and Oil Production Segment (gas and oil production and average gas and oil prices), as well as the average costs per Mcfe, for the fiscal years ended December 31, 2006 and 2005.

	Year Ended
	December 31,
	2006	2005	Increase/(Decrease)

Production Data:
Total production (MMcfe)	12,341	9,620	2,721	28.3%
Average daily production (MMcfe/d)	33.8	26.4	7.4	28.0%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$5.95	$7.45	$(1.50)	(20.1)%
Including hedges	5.31	4.63	0.68	14.7%
Average Unit Costs per Mcfe:
Production costs	$1.84	$1.56	$0.28	18.0%
Transportation expense (intercompany)	$1.40	$0.73	$0.67	91.8%
Depreciation, depletion and amortization	2.05	2.14	(0.09)	(4.2)%

Oil and Gas Sales.  Oil and gas sales of $65.6 million for the year ended December 31, 2006 represents an increase of 47% when compared to oil and gas sales of $44.6 million for the year ended December 31, 2005. The increase in natural oil and gas sales for the year ended December 31, 2006 is due to additional wells completed during 2006. The additional wells completed contributed to the production of 12,341 Mmcfe of net gas for the year ended December 31, 2006, as compared to 9,620 net Mmcfe produced for the year ended December 31, 2005. Our product prices before hedge settlements on an equivalent basis (mcfe) decreased from $7.45 per Mcfe average for the 2005 period to $5.95 per Mcfe average for the 2006 period. Accounting for hedge settlements, the product prices increased from $4.63 per Mcfe average for the 2005 period to $5.31 per Mcfe average for the 2006 period.

Operating Expenses.  Operating expenses for the Gas and Oil Production Segment, which consist of oil and gas production costs and transportation expense, were $38.5 million for the year ended December 31, 2006, as compared to $21.4 million for the year ended December 31, 2005, an increase of $17.1 million, or 79.6%. Oil and gas production costs for the year ended December 31, 2006 were $21.2 million as compared to $14.4 million for the year ended December 31, 2005, an increase of $6.8 million, or 47.4%. Production costs, excluding gross production and ad valorem taxes, were $1.29 per Mcfe for 2006 compared to $0.98 per Mcfe for the year ended December 31, 2005. Production costs, inclusive of gross production and ad valorem taxes, were $1.84 per Mcfe for the 2006 period as compared to $1.56 per Mcfe for the year ended December 31, 2005 period, representing an 18% increase. This increase was a result of increased property taxes on wells in the State of Kansas, increased gross production taxes from increased production volumes, decreased field payroll allocated to capital expenditures and an increase in our treating program to reduce pump failures.

Transportation expense increased from $0.73 per Mcf for 2006 to $1.40 per Mcf for 2005. This increase resulted from increases in compression rental and property taxes assessed on pipelines and related equipment.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties. Our depletion of gas and oil properties as a percentage of gas and oil revenues was 39% in the year ended December 31, 2006 compared to 46% in 2005. Depreciation, depletion and amortization expense was $2.05 per Mcfe in December 31, 2006 compared to $2.14 per Mcfe in 2005. Increases in our depletable basis and production volumes caused depletion expense to increase $4.9 million to $25.5 million in 2006 compared to $20.6 million in 2005.

Depreciation and amortization expense was $209,000 in the year ended December 31, 2006 compared to $290,000 in 2005. The decrease of $81,000 or 39% was due to capitalization of more depreciation costs in 2006 due to increased producing and development activities.

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

Impairment Charge.  In the year ended December 31, 2006, we recognized a $30.7 million provision for impairment of oil and gas properties from a full cost pool ceiling write-down, primarily as a result of declines in estimated reserves due to the prevailing market prices of oil and gas at the measurement date.

Natural Gas Pipelines Segment

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year Ended December 31,
	2007	2006	Increase/(Decrease)
	($ in thousands)

Pipeline Revenue:
Gas pipeline revenue — Third Party	$9,853	$5,014	$4,839	96.5%
Gas pipeline revenue — Intercompany	$29,179	17,278	$11,901	68.9%

Total gas pipeline revenue	$39,032	$22,292	$16,740	75.1%
Pipeline operating expense	$21,079	$13,247	$7,832	59.1%
Depreciation and amortization	$5,838	$2,507	$3,331	132.9%
Throughput Data (MMcf):
Throughput — Third Party	1,686	1,463	223	15.2%
Throughput — Intercompany	17,148	12,341	4,807	39.0%

Total throughput (MMcf)	18,834	13,804	5,030	36.4%
Average Pipeline Operating Costs per MMcf:
Pipeline operating	$1.12	$0.96	$0.16	16.7%
Depreciation and amortization	$0.31	$0.32	$(0.01)	(3.1)%

Pipeline Revenue.  Our third party transmission and gathering revenues were $9.9 million for the year ended December 31, 2007, an increase of $4.8 million (96.5%) from $5.0 million for the year ended December 31, 2006. 66.7% of the increase was attributable to revenue contributions from Quest Pipelines (KPC), which was acquired November 1, 2007, totaling $3.2 million. The remaining increase was due to additional third party volumes on our gathering system.

The intercompany gas pipeline revenues for our Natural Gas Pipeline Segment were $29.2 million for the year ended December 31, 2007 as compared to $17.3 million for the year ended December 31, 2006, an increase of $11.9 million, or 68.9%. The increase is due to the 39.0% increase in throughput volumes from our Cherokee Basin properties and the increase in gathering and compression fees resulting from the midstream services agreement that became effective December 1, 2006, which provided for a fixed transportation fee that was higher than the fees in the year earlier period.

Pipeline Operating Expense.  Pipeline operating costs for the year ended December 31, 2007 totaled approximately $21.1 million ($1.12 per Mcf) as compared to pipeline operating costs of $13.2 million ($0.96 per Mcf) for the year ended December 31, 2006. This increase in operating costs was due to the delivery of additional compressors in anticipation of increased pipeline volumes, the number of wells completed and operated during the year, the increased miles of pipeline in service and the increase in property taxes. In 2008, we anticipate these operating costs to decrease on a per Mcf basis due to the increased volumes forecasted from new wells completed last year and the new wells to be completed in 2008.

Depreciation and Amortization.  Depreciation and amortization expense was $5.8 million for the year ended December 31, 2007 compared to $2.5 million in 2006. The increase is due to the additional natural gas gathering pipeline installed during the year ended December 31, 2007.

Year ended December 31, 2006 compared to year ended December 31, 2005

Overview.  The following discussion of pipeline operations will compare audited balances for the year ended December 31, 2006 to the audited balances for the year ended December 31, 2005, as follows:

	Year Ended
	December 31,
	2006	2005	Increase/(Decrease)
	($ in thousands)

Pipeline Revenue:
Gas pipeline revenue — Third Party	$5,014	$3,939	$1,075	27.3%
Gas pipeline revenue — Intercompany	$17,278	$7,793	$9,485	121.7%

Total gas pipeline revenue	$22,292	$11,732	$10,560	90.0%
Pipeline operating expense	$13,247	$8,470	$4,777	56.4%
Depreciation and amortization	$2,507	$1,275	$1,232	96.6%
Throughput Data (MMcf):
Throughput — Third Party	1,463	1,179	284	24.1%
Throughput — Intercompany	12,341	9,620	2,721	28.3%

Total throughput (MMcf)	13,804	10,799	3,005	27.8%
Average Pipeline Operating Costs per MMcf:
Pipeline operating	$0.96	$0.78	$0.18	23.1%
Depreciation and amortization	$0.32	$0.17	$0.15	88.2%

Pipeline Revenue.  Our third party gathering revenues were $5.0 million for the year ended December 31, 2006, an increase of $1.1 million (27.3%) from $3.9 million for the year ended December 31, 2005. The increase was due to an increase in the number of third party wells connected to our gathering system.

The intercompany gas pipeline revenues for our Natural Gas Pipeline Segment were $17.3 million for the year ended December 31, 2007 as compared to $7.79 million for the year ended December 31, 2006, an increase of $9.5 million, or 121.7%. The increase is due to the 28.3% increase in throughput volumes from our Cherokee Basin properties and an increase in fees charged for gathering and compression services due to higher costs for compression rental and property taxes.

Pipeline Operating Expense.  Pipeline operating costs for the year ended December 31, 2006 totaled approximately $13.2 million ($0.96 per Mcf) as compared to pipeline operating costs of $8.5 million ($0.78 per Mcf) for the year ended December 31, 2005. This increase in operating costs was due to the delivery of additional compressors in anticipation of increased pipeline volumes, the number of wells completed and operated during the year, the increased miles of pipeline in service and the increase in property taxes.

Depreciation and amortization.  Depreciation and amortization expense was $2.5 million for the year ended December 31, 2006 compared to $1.3 million in the year ended December 31, 2005. The increase is due to the additional natural gas gathering pipeline installed during the years ended December 31, 2006 and 2005.

Unallocated Items

Overview.  The following discussion of results of operations will compare audited balances for the years ended December 31, 2007, 2006 and 2005, as follows:

	Year Ended December 31,
	2007	2006	Increase/(Decrease)
	($ in thousands)

Other revenue/(expense)	$(9)	$(80)	$71	88.75%
General and administrative expenses	$17,976	$8,840	$9,136	103.35%
Interest expense	$42,916	$23,483	$19,433	82.75%

	Year Ended
	December 31,
	2006	2005	Increase/(Decrease)
	($ in thousands)

Other revenue/(expense)	$(80)	$389	$(469)	(120.57)%
General and administrative expenses	$8,840	$4,802	$4,038	84.09%
Interest expense	$23,483	$26,365	$(2,882)	(10.93)%

Other Income, Costs and Expenses

Year ended December 31, 2007 compared to year ended December 31, 2006

Other expense for the year ended December 31, 2007 was $9,000 as compared to other expense of $80,000 for the year ended December 31, 2006, that was due to a reduction in overhead and pumper fees.

Year ended December 31, 2006 compared to year ended December 31, 2005

Other expense for the year ended December 31, 2006 was $80,000 as compared to other revenue of $389,000 for the year ended December 31, 2005, primarily due to an adjustment of overhead fees.

General and Administrative

Year ended December 31, 2007 compared to year ended December 31, 2006

General and administrative expenses increased to approximately $18.0 million for the year ended December 31, 2007 from $8.8 million in the year ended December 31, 2006 due to an increase in board fees, professional fees, Nasdaq listing fees, travel expenses for presentations to increase our visibility with investors, larger corporate offices, costs for establishing a Houston office and staffing requirements, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls. General and administrative expenses per Mcfe of gas produced was $1.05 for the year ended December 31, 2007 compared to $0.70 for the year ended December 31, 2006.

Year ended December 31, 2006 compared to year ended December 31, 2005

General and administrative expenses increased to approximately $8.8 million for the year ended December 31, 2006 from $4.8 million in the year ended December 31, 2005 due to an increase in board fees, professional fees, Nasdaq listing fees, travel expenses for presentations to increase our visibility with investors, costs for establishing a Houston office and staffing requirements, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls and financial reporting to comply with the requirement for the audit of our internal control over financial reporting for the year ended December 31, 2006 required under the Sarbanes-Oxley Act of 2002. General and administrative expenses per Mcfe of gas produced was $0.70 for the year ended December 31, 2006 compared to $0.50 for the year ended December 31, 2005.

Interest Expense

Year ended December 31, 2007 compared to year ended December 31, 2006

Interest expense increased to approximately $42.9 million for the year ended December 31, 2007 from $23.5 million for the year ended December 31, 2006 (inclusive of a $9.5 million write-off of debt issue costs realized in connection with the refinancing of our credit facilities in 2007). Excluding the write-off of debt issue costs in 2007, the approximate $9.9 million increase in interest expense in 2007 was due to higher average outstanding borrowings.

Year ended December 31, 2006 compared to year ended December 31, 2005

Interest expense decreased to approximately $23.5 million for the year ended December 31, 2006 from $26.4 million for the year ended December 31, 2005 (inclusive of a $4.3 million write-off of debt issue costs realized in connection with the refinancing of our credit facilities in 2005). Excluding the write-off of debt issue costs in 2005, the approximate $1.4 million increase in interest expense in 2006 was due to higher average outstanding borrowings, partially offset by lower average interest rates under our credit facilities that were entered into in November 2005.

Net Income

Year ended December 31, 2007 compared to year ended December 31, 2006

We generated a net loss of $28.4 million (including $42.9 million of interest expense) before income taxes and before the change in derivative fair value of $6.5 million non-cash net loss for the year ended December 31, 2007 as compared to a net loss of $54.9 million (including $23.5 million of interest expense and a $30.7 million provision for impairment of oil and gas properties from a full cost pool ceiling write-down) before income taxes and before the change in derivative fair value of $6.4 million non-cash net gain for the year ended December 31, 2006. No income tax expense or benefit resulted for the years ended December 31, 2007 or 2006. The provision for impairment is primarily attributable to declines in estimated reserves due to the prevailing market prices of oil and gas at the measurement date.

Year ended December 31, 2006 compared to year ended December 31, 2005

We generated a net loss of $54.9 million (including $23.5 million of interest expense and a $30.7 million provision for impairment of oil and gas properties from a full cost pool ceiling write-down) before income taxes and before the change in derivative fair value of $6.4 million non-cash net gain for the year ended December 31, 2006 as compared to a net loss of $27.3 million (including $26.4 million of interest expense) before income taxes and before the change in derivative fair value of $4.7 million non-cash net loss for the year ended December 31, 2005. No income tax expense or benefit resulted for the years ended December 31, 2006 or 2005. The provision for impairment is primarily attributable to declines in estimated reserves due to the prevailing market prices of oil and gas at the measurement date.

Liquidity

Our primary sources of liquidity are cash generated from our operations, amounts available under our revolving credit facilities and funds from future private and public equity and debt offerings. Please read Note 3. Long-Term Debt to our consolidated financial statements included in this report for additional information regarding our credit facilities, including a description of the financial covenants contained in each of the credit facilities.

At December 31, 2007, we had $6 million of availability under our revolving credit facility, which was available for general corporate purposes.

At December 31, 2007, Quest Energy had $66 million of availability under its revolving credit facility, which was available to fund the drilling and completion of additional gas wells, the recompletion of single seam wells into multi-seam wells, the acquisition of additional acreage, equipment and vehicle replacement and purchases and the construction of salt water disposal facilities.

At December 31, 2007, Quest Midstream had $40 million of availability under its revolving credit facility, which was available to fund additional pipeline construction and related facilities, the connection of additional wells to our pipeline system, pipeline acquisitions and working capital for our pipeline operations.

At December 31, 2007, we had current assets of $52.4 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $6.7 million and $8.2 million, respectively) was $1.2 million at December 31, 2007, compared to working capital (excluding the short-term derivative asset and liability of $10.8 million and $5.2 million, respectively) of $37.7 million at December 31, 2006. The change in working capital is due to the formation of Quest Energy in November 2007 and the issuance of common units in Quest Midstream to a group of investors for approximately $75 million before expenses. Additionally, inventory, accounts payable and accrued expenses balances increased as we expanded our operations. A substantial portion of our production is hedged. We are generally required to settle our commodity hedges on either the 5th or 25th day of each month. As is typical in the gas and oil business, we generally do not receive the proceeds from the sale of the hedged production until around the 25th day of the following month. As a result, when gas and oil prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production.

Future Capital Expenditures

During 2008, we intend to focus on drilling and completing up to 325 new wells in the Cherokee Basin. Management currently estimates that it will require for 2008 and 2009 capital investments of:

•	$41.0 million to drill and complete these wells and recomplete an estimated 80 gross wells in the Cherokee Basin;

•	$37.5 million for acreage, equipment and vehicle replacement and purchases and salt water disposal facilities in the Cherokee Basin;

•	$21.5 million for the pipeline expansion to connect the new wells to our existing gas gathering pipeline network in the Cherokee Basin;

•	$15.5 million for line looping and KPC activities, including the building of a processing plant; and

•	$2.0 million for exploration and production activities in areas outside of the Cherokee Basin.

Our capital expenditures will consist of the following:

•	maintenance capital expenditures, which are those capital expenditures required to maintain our production levels and asset base and pipeline volumes over the long term; and

•	expansion capital expenditures, which are those capital expenditures that we expect will increase our production of our gas and oil properties, our asset base or our pipeline volumes over the long term.

Quest Energy and Quest Midstream will be responsible for the Cherokee Basin capital expenditures described above. Quest Midstream will be responsible for the KPC expenditures described above. In general, Quest Energy and Quest Midstream intend to finance future maintenance capital expenditures generally from cash flow from operations and expansion capital expenditures generally with borrowings under their credit facilities and/or the issuance of debt or equity securities.

We will be responsible for the capital expenditures outside the Cherokee Basin described above. Quest Resource intend to finance these capital expenditures through either borrowings under its revolving credit facility, the issuance of debt or equity securities and/or distributions from Quest Energy and/or Quest Midstream.

Following the closing of the Pinnacle Merger, the combined company will have significantly more development opportunities than we currently have by ourselves, which will require significantly greater capital expenditures in order to fully develop our properties. It is currently anticipated that after the payment of merger-related expenses, we will have little or no availability under our current credit facility for development of the Pinnacle properties. Quest Energy and Quest Midstream have significant availability under their credit facilities, but those credit facilities will only be available to fund the development of those Pinnacle properties, if any, that are contributed to the partnerships. We currently intend to either obtain an increase in the commitments under our existing credit facility or obtain a new credit facility with a higher borrowing base. No assurance can be given that we will be able to successfully increase our commitments or enter into a new credit facility. Even if we are able to successfully increase the commitments under our credit facilities, we anticipate that cash available under our credit facilities, together with cash flow expected to be generated from operations and distributions from Quest Midstream and Quest Energy will only be sufficient to meet our cash requirements for the development of Pinnacle’s reserves for a period less than 12 months. See Item 1A. “Risk Factors — Risks Related to the Pinnacle Merger — To develop our current reserves and the reserves acquired from Pinnacle, we will require significant additional capital”.

In the event we make one or more additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we would reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means.

We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility and the credit facilities of Quest Midstream and Quest Energy. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and maintain our pipeline volumes. Please read Note 3. Long-Term Debt to our consolidated financial statements included in this report for a description of the financial covenants contained in each of the credit facilities. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Cash Flows

Cash Flows from Operating Activities.  Net cash provided by operating activities totaled $38.7 million for the year ended December 31, 2007 as compared to net cash provided by operations of $7 million for the year ended December 31, 2006. This increase resulted from a change in derivative fair value, an increase in accounts receivable and accounts payable and an increase in revenue payable and other receivables.

Cash Flows Used in Investing Activities.  Net cash used in investing activities totaled $280.9 million for the year ended December 31, 2007 as compared to $172.6 million for the year ended December 31, 2006. During the year ended December 31, 2007, a total of approximately $280.9 million of capital expenditures was invested as follows: $89.9 million was invested in new natural gas wells and properties, $169.2 million in new pipeline facilities (including KPC Pipeline), $13.2 million in acquiring leasehold and $8.6 million in other additional capital items.

Cash Flows from Financing Activities.  Net cash provided by financing activities totaled $217.0 million for the year ended December 31, 2007 as compared to $204.9 million for the year ended December 31, 2006. The increase in cash provided from financing activities was primarily due to an increase in bank borrowings of $68.4 million and an increase of $163.8 million from the sale of Quest Energy common units, partially offset by an increase in repayments of note borrowings of $184.9 million, a decrease of $9.0 million from the sale of Quest Midstream partnership interests, an increase of $5.9 million in distributions to unitholders, and an increase of $19.9 million in financing related costs.

Other Long-Term Indebtedness

At December 31, 2007, $712,000 of notes payable to banks and finance companies were outstanding and are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest ranging from 5.5% to 11.5% per annum.

Contractual Obligations

Future payments due on our contractual obligations as of December 31, 2007 are as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Revolving Credit Facility — Quest Resource	$44,000	$—	$—	$44,000	$—
Revolving Credit Facility — Quest Energy	94,000	—	—	94,000	—
Revolving Credit Facility — Quest Midstream	95,000	—	—	95,000	—
Notes Payable	713	666	25	14	8
Interest expense obligation (1)	93,074	19,211	38,398	35,461	4
Drilling contractor	4,241	4,241	—	—	—
Asset retirement obligations	3,813	—	—	—	3,813
Lease obligations	7,180	1,001	1,751	1,458	2,970
Derivatives	13,827	8,241	5,586	—	—

Total	$355,848	$33,360	$45,760	$269,933	$6,795

(1)	The interest payment obligation was computed using the LIBOR interest rate as of December 31, 2007. If the interest rate were to change 1%, then the interest payment obligation would change by $11.3 million.

Critical Accounting Policies and Estimates

Readers of this report and users of the information contained in it should be aware of how certain events may impact our financial results based on the accounting policies in place. The two policies we consider to be the most significant are discussed below.

The selection and application of accounting policies is an important process that changes as our business changes and as accounting rules are developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules and the use of judgment to the specific set of circumstances existing in our business.

The sensitivity analyses used below are not intended to provide a reader with our predictions of the variability of the estimates used. Rather, the sensitivities used are included to allow the reader to understand a general cause and effect of changes in estimates.

Accounting for Derivative Instruments and Hedging Activities

We use commodity price and financial risk management instruments to mitigate our exposure to price fluctuations in gas and oil and changes in interest rates. Recognized gains and losses on derivative contracts are reported as a component of the related transaction. Results of gas and oil derivative transactions are reflected in oil and gas sales, and results of interest rate hedging transactions are reflected in interest expense. The changes in the fair value of derivative instruments not qualifying for designation as either cash flow or fair value hedges that occur prior to maturity are reported currently in the statement of operations as unrealized gains (losses) within oil and gas sales or interest expense. Cash flows from derivative instruments are classified in the same category within the statement of cash flows as the items being hedged, or on a basis consistent with the nature of the instruments.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in oil and gas sales. For derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in interest expense. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings.

One of the primary factors that can have an impact on our results of operations is the method used to value our derivatives. We have established the fair value of all derivative instruments using estimates determined by our counterparties and subsequently confirmed the fair values internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, time to maturity and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

Another factor that can impact our results of operations each period is our ability to estimate the level of correlation between future changes in the fair value of the hedge instruments and the transactions being hedged, both at inception and on an ongoing basis. This correlation is complicated since energy commodity prices, the primary risk we hedge, have quality and location differences that can be difficult to hedge effectively. The factors underlying our estimates of fair value and our assessment of correlation of our hedging derivatives are impacted by actual results and changes in conditions that affect these factors, many of which are beyond our control.

Due to the volatility of gas and oil prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2005 and 2006 and December 31, 2007, the net market value of our derivatives was a liability of $61.7 million, an asset of $2.9 million and a liability of $5.5 million, respectively. With respect to our derivative contracts relating to periods after December 31, 2007, an increase or decrease in natural gas prices of $0.10 per MMBtu would decrease or increase the estimated fair value of our derivative contracts by approximately $3.1 million.

Gas and Oil Properties

The accounting for our business is subject to special accounting rules that are unique to the gas and oil industry. There are two allowable methods of accounting for oil and gas business activities: the successful efforts method and the full-cost method. We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities.

Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of gas and oil properties are generally calculated on a well by well or lease or field basis versus the aggregated “full cost” pool basis. Additionally, gain or loss is generally recognized on all sales of gas and oil properties under the successful efforts method. As a result, our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher gas and oil depreciation, depletion and amortization rate, and we will not have exploration expenses that successful efforts companies frequently have.

Under the full-cost method, capitalized costs are amortized on a composite unit-of-production method based on proved gas and oil reserves. Depreciation, depletion and amortization expense is also based on the amount of estimated reserves. If we maintain the same level of production year over year, the depreciation, depletion and amortization expense may be significantly different if our estimate of remaining reserves changes significantly. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties, and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

We review the carrying value of our gas and oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, gas and oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

The process of estimating gas and oil reserves is very complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates.

As of December 31, 2007, approximately 100% of our proved reserves were evaluated by independent petroleum engineers. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

In addition, the prices of gas and oil are volatile and change from period to period. Price changes directly impact the estimated revenues from our properties and the associated present value of future net revenues. Such changes also impact the economic life of our properties and thereby affect the quantity of reserves that can be assigned to a property.

For example, if gas prices at December 31, 2007 had been $1.00 less per Mcf, then the standardized measure of our proved reserves as of December 31, 2007 would have decreased by $105.1 million, from $270.7 million to $165.6 million and our proved reserves would have decreased by 10.8 Bcfe from 211.1 Bcfe to 200.1 Bcfe.

Income Taxes.  As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as derivative instruments, depreciation, depletion and amortization, and certain accrued liabilities for tax and accounting purposes. These differences and our net operating loss carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years,

•	whether the carryforward period is so brief that it would limit realization of tax benefits,

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures, and

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

If (a) natural gas and oil prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (b) exploration, drilling and operating costs were to increase significantly beyond current levels, or (c) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carryforwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of December 31, 2007, we had deferred tax assets of $39.1 million all of which is subject to an offsetting evaluation allowance of an equal amount.

FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes . FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold condition prescribed under FIN 48. Tax positions that do not meet or exceed this threshold condition are considered uncertain tax positions. We accrue interest related to these uncertain tax positions which is recognized in interest expense. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. Additional information about uncertain tax positions appears in “Income Taxes” Item 1-Business.

Off-balance Sheet Arrangements

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Notes 14 and 15 to our consolidated financial statements which are included elsewhere in this report and incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see the accompanying financial statements attached hereto beginning on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Quest Resource Corporation

We have audited the accompanying consolidated balance sheets of Quest Resource Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Quest Resource Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Resource Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quest Resource Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Quest Resource Corporation:

We have audited Quest Resource Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quest Resource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A — Controls and Procedures. Our responsibility is to express an opinion on the Quest Resource Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Quest Resource Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quest Resource Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
March 7, 2008

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	($ in thousands)

ASSETS
Current assets:
Cash	$16,680	$41,820
Restricted cash	1,236	1,150
Accounts receivable, trade	15,768	9,840
Other receivables	1,632	371
Other current assets	3,717	1,068
Inventory	6,622	5,632
Short-term derivative asset	6,729	10,795

Total current assets	52,384	70,676
Property and equipment, net of accumulated depreciation of $6,917 and $5,107	21,394	16,212
Pipeline assets, net of accumulated depreciation of $34,736 and $6,104	296,039	127,690
Pipeline assets under construction	1,240	880
Oil and gas properties:
Properties being amortized	406,665	316,780
Properties not being amortized	22,020	9,545

	428,685	326,325
Less: Accumulated depreciation, depletion, amortization and impairment	(127,968)	(92,732)

Net property, plant and equipment	300,717	233,593
Other assets, net	8,268	9,467
Long-term derivative asset	1,568	4,782

Total assets	$681,610	$463,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,911	$14,778
Revenue payable	6,806	4,540
Accrued expenses	9,058	2,525
Current portion of notes payable	666	324
Short-term derivative liability	8,241	5,244

Total current liabilities	52,682	27,411
Non-current liabilities:
Long-term derivative liability	5,586	7,449
Asset retirement obligation	3,813	1,410
Notes payable	233,712	225,569
Less current maturities	(666)	(324)

Non-current liabilities	242,445	234,104

Total liabilities	295,127	261,515
Minority interests	294,630	84,431
Commitments and contingencies	—	—
Stockholders’ equity:
10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.001 par value, 200,000,000 shares authorized at December 31, 2007 and 2006, 22,701,029 and 22,206,014 shares issued and outstanding at December 31, 2007 and 2006	23	22
Additional paid-in capital	212,819	205,994
Accumulated other comprehensive income (loss)	(1,485)	428
Accumulated deficit	(119,504)	(89,090)

Total stockholders’ equity	91,853	117,354

Total liabilities and stockholders’ equity	$681,610	$463,300

The accompanying notes are an integral part of these consolidated financial statements

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2007	2006	2005
	($ in thousands, except per share data)

Revenue:
Oil and gas sales	$113,035	$65,551	$44,565
Gas pipeline revenue	9,853	5,014	3,939
Other revenue and expense	(9)	(80)	389

Total revenues	122,879	70,485	48,893
Costs and expenses:
Oil and gas production	27,995	21,208	14,388
Pipeline operating	21,079	13,247	8,470
General and administrative expenses	17,976	8,840	4,802
Provision — impairment of gas properties	—	30,719	—
Depreciation, depletion and amortization	41,401	28,025	22,199

Total costs and expenses	108,451	102,039	49,859

Operating income (loss)	14,428	(31,554)	(966)

Other income (expense):
Change in derivative fair value	(6,502)	6,410	(4,668)
Sale of assets	(322)	3	12
Interest expense	(42,916)	(23,483)	(26,365)
Interest income	416	390	46

Total other income and expense	(49,324)	(16,680)	(30,975)

Loss before income taxes and minority interests	(34,896)	(48,234)	(31,941)
Deferred income tax benefit (expense)	—	—	—

Net loss before minority interest	(34,896)	(48,234)	(31,941)
Minority interest in continuing operations	4,482	(244)	—

Net loss	(30,414)	(48,478)	(31,941)
Preferred stock dividends	—	—	(10)

Net loss available to common shareholders	$(30,414)	$(48,478)	$(31,951)

Loss per common share:
Basic	$(1.37)	$(2.19)	$(3.81)

Diluted	$(1.37)	$(2.19)	$(3.81)

Weighted average common and common equivalent shares outstanding:
Basic	22,240,600	22,100,753	8,390,092

Diluted	22,240,600	22,100,753	8,390,092

The accompanying notes are an integral part of these consolidated financial statements

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2007	2006	2005
	($ in thousands)

Cash flows from operating activities:
Net (loss)	$(30,414)	$(48,478)	$(31,941)
Adjustments to reconcile net (loss) to cash provided by operations:
Depreciation	8,723	5,496	2,315
Depletion	35,397	25,402	20,634
Write-down of gas properties	—	30,719	—
Accrued interest	—	—	9,586
Change in derivative fair value	6,502	(16,644)	4,668
Stock issued for retirement plan	737	428	266
Stock and common unit options granted for director fees	525	429	—
Stock issued for audit committee fees	—	—	19
Stock and common unit awards granted to employees	5,549	779	352
Amortization of loan origination fees	4,620	1,204	5,106
Amortization of gas swap fees	187	208	—
Amortization of deferred hedging gains	—	(328)	(831)
Bad debt expense	—	37	192
Minority interest	(4,482)	244	—
Other	323	(3)	56
Change in assets and liabilities:
Restricted cash	(86)	3,167	(4,318)
Accounts receivable	(5,928)	(219)	(3,646)
Other receivables	(1,260)	(29)	181
Other current assets	(2,649)	894	(1,695)
Inventory	(989)	(37)	(2,499)
Accounts payable	13,129	2,400	(4,957)
Revenue payable	2,268	(505)	1,537
Accrued expenses	6,560	1,836	61

Net cash provided by (used in) operating activities	38,712	7,000	(4,914)
Cash flows from investing activities:
Other assets	(8,598)	(5,712)	(6,071)
Equipment, development and leasehold	(103,076)	(106,021)	(67,530)
Pipeline acquisition and construction	(169,194)	(60,884)	—

Net cash used in investing activities	(280,868)	(172,617)	(73,601)
Cash flows from financing activities:
Proceeds from bank borrowings	268,580	200,170	100,103
Repayments of note borrowings	(225,441)	(31,339)	(135,565)
Repayment of revolver note	(35,000)	(44,250)	—
Proceeds from Quest Energy	163,800	—	—
Proceeds from Quest Midstream	75,230	84,187	—
Syndication costs	(14,288)	—	—
Distributions to unit holders	(5,894)	—	—
Proceeds from subordinated debt	—	—	15,000
Repayment of subordinated debt	—	—	(83,912)
Refinancing costs — RBC	(8,444)	—	—
Refinancing costs — Guggenheim	(1,698)	(4,568)	(5,892)
Refinancing costs — UBS	—	—	(380)
Dividends paid	—	—	(10)
Change in other long-term liabilities	171	167	—
Proceeds from issuance-common stock	—	511	185,272

Net cash provided by financing activities	217,016	204,878	74,616

Net increase (decrease) in cash	(25,140)	39,261	(3,899)
Cash, beginning of period	41,820	2,559	6,458

Cash, end of period	$16,680	$41,820	$2,559

The accompanying notes are an integral part of these consolidated financial statements

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Common		Accumulated
			Preferred	Stock	Additional	Other
	Preferred	Common	Stock	Par	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Par Value	Value	Capital	Income (Loss)	Deficit	Total
	($ in thousands, except per share amounts)

Balance, December 31, 2004	10,000	5,699,877	$—	$6	$17,192	$(11,143)	$(8,661)	$(2,606)
Comprehensive income:
Net loss							(31,941)	(31,941)
Other comprehensive loss, net of tax:
Change in fixed-price contract and other derivative fair value						(36,028)		(36,028)

Total comprehensive loss								(67,969)

Dividends on preferred stock							(10)	(10)
Equity offering		15,258,164		15	183,257			183,272
Conversion of preferred stock	(10,000)	16,000						—
Stock sales for cash		400,000			2,000			2,000
Stock issued for exercise of warrant		639,840		1	(1)			—
Stock issued to employees 401(k) plan		49,842			495			495
Stock awards granted to employees					427			427
Stock issued for services		8,660			64			64

Balance, December 31, 2005	—	22,072,383	—	22	203,434	(47,171)	(40,612)	115,673
Comprehensive income:
Net loss							(48,478)	(48,478)
Other comprehensive loss, net of tax:
Change in fixed-price contract and other derivative fair value						47,599		47,599

Total comprehensive loss								(879)

Equity offering costs					(393)			(393)
Stock awards granted to employees					1,012			1,012
Stock options granted to directors					430			430
Stock issued to employees 401(k) plan		51,131			607			607
Stock issued to refinance debt		82,500			904			904

Balance, December 31, 2006	—	22,206,014	—	22	205,994	428	(89,090)	117,354
Comprehensive income:							(30,414)	(30,414)
Net loss Other comprehensive loss, net of tax:
Change in fixed-price contract and other derivative fair value						(1,913)		(1,913)

Total comprehensive loss								(32,327)

Stock awards granted to employees					5,240			5,240
Stock issued on vested employee stock awards		302,262		1	(1)			—
Stock options granted to directors					140			140
Stock issued to employees 401(k) plan		192,753		—	1,446	—	—	1,446

Balance, December 31, 2007	—	22,701,029	$—	$23	$212,819	$(1,485)	$(119,504)	$91,853

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

Quest Resource Corporation (the “Company”) is a Nevada corporation formed in July 1982. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean Quest Resource Corporation and its consolidated subsidiaries.

We are an independent energy company with an emphasis on the acquisition, production, transportation, exploration, and development of natural gas (coal bed methane) in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. Our operations are currently focused on developing coal bed methane gas production through Quest Energy Partners, L.P. (“Quest Energy”) in a fifteen county region that is served by a pipeline network owned through Quest Midstream Partners, L.P. (“Quest Midstream”). Quest Midstream also owns an interstate natural gas transmission pipeline.

We conduct our business through two reportable business segments. These segments and the activities performed to provide services to our customers and create value for our stockholders are as follows:

•	Gas and oil production; and

•	Natural gas pipelines — transporting, selling, gathering, treating and processing natural gas.

Exploration and Production Assets

On November 15, 2007, Quest Energy completed an initial public offering of 9,100,000 Common Units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee). On November 9, 2007, Quest Energy’s Common Units began trading on the NASDAQ Global Market under the symbol “QELP”. Total proceeds from the sale of the Common Units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. Quest Energy used the net proceeds of $151.2 million to repay a portion of the indebtedness of the Company.

Additionally, on November 15, 2007:

(a) Quest Energy, Quest Energy GP, the Company and certain of the Company’s subsidiaries entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”). At the closing of the offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•	the contribution of Quest Cherokee, LLC (“Quest Cherokee”) and its subsidiary, Quest Oilfield Service, LLC (“QCOS”), to Quest Energy. Quest Cherokee owns all of the Company’s gas and oil leases in the Cherokee Basin;

•	the issuance of 431,827 General Partner Units and the incentive distribution rights to Quest Energy GP, LLC (“Quest Energy GP”) and the continuation of its 2.0% general partner interest in Quest Energy;

•	the issuance of 3,201,521 Common Units and 8,857,981 Subordinated Units to the Company; and

•	the Company and its affiliates on the one hand, and Quest Cherokee and Quest Energy on the other, agreed to indemnify the other parties from and against all losses suffered or incurred by reason of or arising out of certain existing legal proceedings.

(b) Quest Energy, Quest Energy GP and the Company entered into an Omnibus Agreement, which governs Quest Energy’s relationship with the Company and its affiliates regarding the following matters:

•	reimbursement of certain insurance, operating and general and administrative expenses incurred on behalf of Quest Energy;

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	indemnification for certain environmental liabilities, tax liabilities, tax defects and other losses in connection with assets;

•	a license for the use of the Quest name and mark; and

•	Quest Energy’s right to purchase from the Company and its affiliates certain assets that the Company and its affiliates acquire within the Cherokee Basin.

(c) Quest Energy, Quest Energy GP and Quest Energy Service, LLC (“QES”) entered into a Management Services Agreement, under which QES will perform acquisition services and general and administrative services, such as accounting, finance, tax, property management, risk management, land, marketing, legal and engineering to Quest Energy, as directed by Quest Energy GP, for which Quest Energy will reimburse QES on a monthly basis for the reasonable costs of the services provided.

(d) Quest Energy entered into an Assignment and Assumption Agreement (the “Assignment”) with Bluestem Pipeline, LLC (“Bluestem”) and the Company, whereby the Company assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement, dated as of December 22, 2006, but effective as of December 1, 2006, as amended (the “Midstream Services Agreement”), to Quest Energy, and Quest Energy assumed all of the Company’s liabilities and obligations arising under the Midstream Services Agreement from and after the assignment. As more fully described in Quest Energy’s final prospectus (the “Prospectus”) dated November 8, 2007 (File No. 333-144716) and filed on November 9, 2007 with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, under the Midstream Services Agreement, Bluestem will gather and provide certain midstream services, including dehydration, treating and compression, to Quest Energy for all gas produced from Quest Energy’s wells in the Cherokee Basin that are connected to Bluestem’s gathering system.

(e) Quest Energy signed an Acknowledgement and Consent and therefore became subject to that certain Omnibus Agreement (the “Midstream Omnibus Agreement”), dated December 22, 2006, among the Company, Quest Midstream GP, LLC, Bluestem and Quest Midstream, which is more fully described in Quest Energy’s Prospectus. As long as Quest Energy is an affiliate of the Company and the Company or any of its affiliates control Quest Midstream, Quest Energy will be bound by the Midstream Omnibus Agreement. The Quest Midstream Agreement restricts Quest Energy from engaging in the following businesses, subject to certain exceptions:

•	the gathering, treating, processing and transporting of gas in North America;

•	the transporting and fractionating of gas liquids in North America;

•	any other midstream activities, including but not limited to crude oil storage, transportation, gathering and terminaling;

•	constructing, buying or selling any assets related to the foregoing businesses; and

•	any line of business other than those described in the preceding bullet points that generates “qualifying income”, within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended, other than any business that is primarily engaged in the exploration for and production of oil or gas and the sale and marketing of gas and oil derived from such exploration and production activities.

(f) Quest Energy GP adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan (the “Plan”) for employees, consultants and directors of Quest Energy GP and its affiliates, including Quest Energy, who perform services for Quest Energy. The Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. Subject to adjustment for certain events, an aggregate of 2,115,950 Common Units may be delivered pursuant to awards under the Plan.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QES employs all of the Company’s non-field employees that work on the Company’s natural gas and oil wells. QOG owns properties located in Texas, Pennsylvania, New Mexico, Maryland, and Oklahoma outside of the Cherokee Basin, and QES owns certain equipment used at the corporate headquarters offices.

Pipeline Assets

Our natural gas gathering pipeline network is owned by Bluestem. Bluestem was a wholly-owned subsidiary of Quest Cherokee until the formation and contribution of our midstream assets to Quest Midstream on December 22, 2006.

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

Quest Midstream GP, LLC (“Quest Midstream GP”), the sole general partner of Quest Midstream, was formed on December 13, 2006. Quest Midstream GP owns 276,531 General Partner Units representing a 2% general partner interest in Quest Midstream. The Company owns 850 Member Interests representing an 85% ownership interest in Quest Midstream GP, Alerian owns 75 Member Interests representing a 7.5% ownership interest in Quest Midstream GP and Swank owns 75 Member Interests representing a 7.5% ownership interest in Quest Midstream GP.

On November 1, 2007, Quest Midstream completed the purchase of a 1,120-mile interstate gas pipeline running from Oklahoma to Missouri (the “KPC Pipeline”) pursuant to a Purchase and Sale Agreement, dated as of October 9, 2007, by and among Quest Midstream, Enbridge Midcoast Energy, L.P. and Midcoast Holdings No. One, L.L.C., whereby Quest Midstream purchased all of the membership interests in the two general partners of Enbridge Pipelines (KPC), the owner of the KPC Pipeline, for a purchase price of approximately $133 million in cash, subject to adjustment for working capital at closing. In connection with this acquisition, Quest Midstream issued 3,750,000 common units for $20.00 per common unit, or approximately $75 million of gross proceeds.

Quest Midstream GP’s sole business activity is to act as the general partner of Quest Midstream and employs approximately 59 personnel that perform activities primarily related to the pipeline infrastructure.

Consolidation Policy.  Investee companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those in which the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an Investee company’s balance sheet and results of operations are reflected within the Company’s consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Minority interests in the net assets and earnings or losses of a consolidated investee are reflected in the caption “Minority interest” in the Company’s consolidated balance sheet and statement of operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated investee company. Upon dilution of control below 50% and the loss of effective control, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Financial reporting by the Company’s subsidiaries is consolidated into one set of financial statements with the Company.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Estimates made in preparing the consolidated financial statements include, among other things, estimates of the proved gas and oil reserve volumes used in calculating depletion, depreciation and amortization expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties.

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

Accounts Receivable

The Company conducts the majority of its operations in the States of Kansas and Oklahoma and operates exclusively in the natural gas and oil industry. The Company’s receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

A significant portion of the Company’s liquidity is concentrated in cash and derivative contracts that enable the Company to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to two purchasers (ONEOK Energy Marketing and Trading Company and Tenaska Marketing Ventures) accounted for 79% and 21%, respectively, of total natural gas revenues for the year ended December 31, 2007. Natural gas sales to one purchaser (ONEOK) accounted for more than 95% of total natural gas and oil revenues for the years ended December 31, 2006 and 2005. The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that the Company’s customers may be similarly affected by changes in economic, industry or other conditions.

Natural Gas and Oil Properties

The Company follows the full cost method of accounting for natural gas and oil properties, prescribed by the SEC. Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities.

All capitalized costs of natural gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

The Company reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

Based on the low natural gas prices on December 31, 2007, the Company would have incurred a non-cash impairment loss of approximately $14.9 million for the quarter ended December 31, 2007. However, under the SEC’s accounting guidance in Staff Accounting Bulletin Topic 12(D)(e), if natural gas prices increase sufficiently between the end of a period and the completion of the financial statements for that period to eliminate the need for an impairment charge, an issuer is not required to recognize the non-cash impairment loss in its financial statements for that period. As of March 1, 2008, natural gas prices had improved sufficiently to eliminate the need for an

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss at December 31, 2007 and as a result, no impairment loss is reflected in the Company’s financial statements for the year ended December 31, 2007.

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

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of December 31, 2007, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:

Pipeline	15 to 40 years
Buildings	25 years
Equipment	10 years
Vehicles	7 years

Debt Issue Costs

Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at December 31, 2007 and 2006 totaled $8.5 million and $9.1 million, respectively, and are being amortized over the life of the credit facilities. During November 2007, the Guggenheim credit facilities were repaid, resulting in the charge of $9.0 million in unamortized loan fees and the payment of prepayment penalties totaling $4.1 million.

Other Dispositions

Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

Marketable Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 2007 and 2006, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

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

The following are pro forma net income and earnings per share for the year ended December 31, 2005, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

Year Ended December 31, 2005

Net loss, as reported	$(31,941)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)

Pro forma net loss	$(32,269)

Loss per share:
Basic — as reported	$(3.81)

Basic — pro forma	$(3.85)

Diluted — as reported	$(3.81)

Diluted — pro forma	$(3.85)

Stock Awards.  The Company granted shares of common stock to certain employees in February, March, April, September and December 2007, September and October, 2006 and in October 2005. The shares are subject to pro rata vesting which ranges from 0 to 4 years. During this vesting period, the fair value of the stock awards granted is recognized pro rata as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not capitalized to oil and gas properties are recognized in general and administrative expenses.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Company, the changes in fair value of all of its derivatives entered into during the period from June 1, 2003 to December 22, 2003 are required to be reported in results of operations, rather than in other comprehensive income. Also, all changes in fair value of the Company’s interest rate swaps and caps were reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps did not comply with certain requirements set forth in SFAS 133.

Although the Company’s fixed-price contracts and interest rate swaps and caps may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 15. Derivatives.

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

The Company’s asset retirement obligations relate to the plugging and abandonment of natural gas and oil properties and its interstate pipeline assets. The Company is unable to predict if and when its intrastate pipelines would become completely obsolete and require decommissioning. Accordingly, the Company has recorded no liability or corresponding asset for the intrastate pipelines in conjunction with the adoption of SFAS 143 because the future dismantlement and removal dates of the Company’s assets and the amount of any associated costs are indeterminable.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ equity.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions

On November 1, 2007, Quest Midstream completed the purchase of the KPC Pipeline pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of October 9, 2007, by and among Quest Midstream, Enbridge Midcoast Energy, L.P. and Midcoast Holdings No. One, L.L.C., whereby Quest Midstream purchased all of the membership interests in the two general partners of Enbridge Pipelines (KPC), the owner of the KPC Pipeline for a purchase price of approximately $133 million in cash, subject to adjustment for working capital at closing.

In accordance with the terms of the Purchase Agreement, the purchase price, current assets and certain assumed liabilities were allocated as follows (dollars in thousands):

Pipeline assets	$135,069
Asset retirement obligation assumed	(2,069)

Purchase price	$133,000

Pro Forma Summary Data (unaudited)

The following pro forma summary data for the year ending December 31, 2007 presents the consolidated results of operations as if the KPC Pipeline acquisition made on November 1, 2007 had occurred on January 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at January 1, 2007 or of results that may occur in the future.

Year Ended
December 31, 2007

Pro forma revenue	$139,438,000
Pro forma net (loss)	$(30,257,000)
Pro forma net (loss) per share	$(1.36)

3.	Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

Senior credit facilities	$233,000	$225,000
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 5.5% to 11.5% per annum	712	569

Total long-term debt	233,712	225,569
Less — current maturities	666	324

Total long-term debt, net of current maturities	$233,046	$225,245

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate scheduled maturities of notes payable and long-term debt for the five years ending December 31, 2012 and thereafter were as follows as of December 31, 2007 (assuming no payments were made on the revolving credit facilities prior to their maturity dates) (dollars in thousands):

2008	$666
2009	17
2010	7
2011	7
2012	233,007
Thereafter	8

$233,712

Credit Facilities

Quest Energy Partners, L.P. and Quest Cherokee, LLC.  On November 15, 2007, Quest Energy entered into an Amended and Restated Credit Agreement (the “Quest Cherokee Credit Agreement”), as a guarantor, with the Company, as the initial co-borrower, Quest Cherokee, as the borrower, Royal Bank of Canada, as administrative agent and collateral agent (“RBC”), KeyBank National Association, as documentation agent and the lenders party thereto. Quest Cherokee and the Company had previously been parties to the following credit agreements with Guggenheim Corporate Funding, LLC (“Guggenheim”): (i) Amended and Restated Senior Credit Agreement, dated February 7, 2006, as amended; (ii) Amended and Restated Second Lien Term Loan Agreement, dated June 9, 2006, as amended; and (iii) Third Lien Term Loan Agreement, dated June 9, 2006, as amended (collectively, the “Prior Credit Agreements”). Guggenheim and the lenders under the Prior Credit Agreements assigned all of their interests and rights (other than certain excepted interests and rights) in the Prior Credit Agreements to RBC and the new lenders under the Quest Cherokee Credit Agreement pursuant to a Loan Transfer Agreement, dated November 15, 2007, by and among the Company, Quest Cherokee, Quest Oil & Gas, LLC (“QOG”), QES, QCOS, Guggenheim, Wells Fargo Foothill, Inc., the lenders under the Prior Credit Agreements and RBC. The Quest Cherokee Credit Agreement amended and restated the Prior Credit Agreements in their entirety.

The credit facility under the Quest Cherokee Credit Agreement consists of a five-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by RBC and the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. In connection with the closing of the initial public offering and the application of the net proceeds thereof, the Company was released as a borrower under the Quest Cherokee Credit Agreement. As of December 31, 2007, the borrowing base was $160 million, and the amount borrowed under the Quest Cherokee Credit Agreement was $94 million.

Quest Cherokee will pay a quarterly revolving commitment fee equal to 0.30% to 0.50% (depending on the utilization percentage) of the actual daily amount by which the lesser of the aggregate revolving commitment and the borrowing base exceeds the sum of the outstanding balance of borrowings and letters of credit under the revolving credit facility.

In general, interest accrues on the revolving credit facility at either LIBOR plus a margin ranging from 1.25% to 1.875% (depending on the utilization percentage) or the base rate plus a margin ranging from 0.25% to 0.875% (depending on the utilization percentage). The revolving credit facility may be prepaid, without any premium or penalty, at any time. The base rate is generally the higher of the federal funds rate plus 0.50% or RBC’s prime rate.

Quest Energy and QCOS have guaranteed all of Quest Cherokee’s obligations under the Quest Cherokee Credit Agreement. The revolving credit facility is secured by a first priority lien on substantially all of the assets of Quest Energy, Quest Cherokee and QCOS.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Quest Cherokee Credit Agreement provides that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates, will be secured pari passu by the liens granted under the loan documents.

Quest Energy, Quest Cherokee, Quest Energy GP and their subsidiaries are required to make certain representations and warranties that are customary for credit agreements of this type. The Quest Cherokee Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type. The covenants in the Quest Cherokee Credit Agreement include, without limitation, delivery of financial statements and other financial information; notice of defaults and certain other matters; payment of obligations; preservation of legal existence and good standing; maintenance of assets and business; maintenance of insurance; compliance with laws and contractual obligations; maintenance of books and records; permit inspection rights; use of proceeds; execution of guaranties by subsidiaries; perfecting security interests in after-acquired property; curing title defects; maintaining material leases; operation of properties; notification of change of purchasers of production; maintenance of fiscal year; limitations on liens; limitations on investments; limitations on hedging agreements; limitations on indebtedness; limitations on lease obligations; limitations on fundamental changes; limitations on dispositions of assets; limitations on restricted payments, distributions and redemptions; limitations on nature of business, capital expenditures and risk management; limitations on transactions with affiliates; limitations on burdensome agreements; and compliance with financial covenants.

The Quest Cherokee Credit Agreement’s financial covenants prohibit Quest Cherokee, Quest Energy and any of their subsidiaries from:

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of Quest Energy’s consolidated current assets (including the unused amount of the borrowing base, but excluding non-cash assets under FAS 133) to consolidated current liabilities (excluding non-cash obligations under FAS 133, asset and asset retirement obligations and current maturities of indebtedness under the Quest Cherokee Credit Agreement) at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be less than 1.0 to 1.0; provided, however, that current assets and current liabilities will exclude mark-to-market values of swap contracts, to the extent such values are included in current assets and current liabilities;

•	permitting the ratio (calculated on the most recently delivered compliance certificate) of adjusted consolidated EBITDA to consolidated interest charges at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be less than 2.5 to 1.0 measured on a rolling four quarter basis; provided that for the periods ending December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, the calculations will be done on a pro forma basis; and

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of consolidated funded debt to adjusted consolidated EBITDA at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be greater than 3.5 to 1.0 measured on a rolling four quarter basis; provided that for the periods ending December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, the calculations will be done on a pro forma basis.

Adjusted consolidated EBITDA is defined in the Quest Cherokee Credit Agreement to mean the sum of (i) consolidated EBITDA plus (ii) the distribution equivalent amount (for each fiscal quarter of Quest Energy, the amount of cash paid to the members of Quest Energy GP’s management group and non-management directors with respect to restricted common units, bonus units and/or phantom units of Quest Energy that are required under GAAP to be treated as compensation expense prior to vesting (and which, upon vesting, are treated as limited partner distributions under GAAP)).

Consolidated EBITDA is defined in the Quest Cherokee Credit Agreement to mean for Quest Energy and its subsidiaries on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining such consolidated net income, and (v) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses relating to swap contracts or resulting from accounting convention changes, of Quest Energy and its subsidiaries on a consolidated basis, all determined in accordance with GAAP.

Consolidated interests charges is defined to mean for Quest Energy and its subsidiaries on a consolidated basis, the excess of (i) the sum of (a) all interest, premium payments, fees, charges and related expenses of Quest Energy and its subsidiaries in connection with indebtedness (net of interest rate swap contract settlements) (including capitalized interest), in each case to the extent treated as interest in accordance with GAAP, and (b) the portion of rent expense of Quest Energy and its subsidiaries with respect to such period under capital leases that is treated as interest in accordance with GAAP over (ii) all interest income for such period.

Consolidated funded debt is defined to mean for Quest Energy and its subsidiaries on a consolidated basis, the sum of (i) the outstanding principal amount of all obligations and liabilities, whether current or long-term, for borrowed money (including obligations under the Quest Cherokee Credit Agreement, but excluding all reimbursement obligations relating to outstanding but undrawn letters of credit), (ii) attributable indebtedness pertaining to capital leases, (iii) attributable indebtedness pertaining to synthetic lease obligations, and (iv) without duplication, all guaranty obligations with respect to indebtedness of the type specified in subsections (i) through (iii) above.

Events of default under the Quest Cherokee Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts for a period of three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, borrowing base deficiencies, and change of control. Under the Quest Cherokee Credit Agreement, a change of control means (i) the Company fails to own or to have voting control over at least 51% of the equity interest of Quest Energy GP, (ii) any person acquires beneficial ownership of 51% or more of the equity interest in Quest Energy; (iii) Quest Energy fails to own 100% of the equity interests in Quest Cherokee, or (iv) the Company undergoes a change in control (the acquisition by a person, or two or more persons acting in concert, of beneficial ownership of 50% or more of the Company’s outstanding shares of voting stock, except for a Merger with and into another entity where the other entity is the survivor if the Company’s stockholders of record immediately preceding the Merger hold more than 50% of the outstanding shares of the surviving entity).

Quest Resource Corporation.  Upon the Company’s release as a borrower under the Quest Cherokee Credit Agreement, the Company entered into a Credit Agreement (the “QRC Credit Agreement”), as the borrower, with RBC, as administrative agent and collateral agent, and the lenders party thereto. The credit facility under the QRC Credit Agreement consists of a three-year $50 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base (which equals 50% of the market value of common or subordinated units of Quest Energy and Quest Midstream) that will be redetermined each quarter by reference to the most recent compliance certificate delivered to RBC. As of December 31, 2007, the borrowing base was $50 million, and the amount borrowed under the QRC Credit Agreement was $44 million.

The Company may, from time to time, request an increase in the $50 million commitment by an amount in the aggregate not exceeding $30 million. However, the lenders are under no obligation to increase the revolving credit facility upon such request.

The Company pays a quarterly revolving commitment fee equal to 0.50% of the actual daily amount by which the lesser of the aggregate revolving commitment and the borrowing base exceeds the sum of the outstanding balance of borrowings and letters of credit under the revolving credit facility.

In general, interest accrues on the revolving credit facility at either LIBOR plus a margin ranging from 2.50% to 3.00% (depending on the leverage ratio) or the base rate plus a margin ranging from 1.50% to 2.00% (depending

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the leverage ratio), at the Company’s option. The revolving credit facility may be prepaid, without any premium or penalty, at any time. The base rate is generally the higher of the federal funds rate plus 0.50% or RBC’s prime rate.

QOG and QES guarantee all of the Company’s obligations under the QRC Credit Agreement. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and its subsidiaries’ assets (excluding Quest Midstream, Quest Midstream GP and each of their subsidiaries and Quest Energy, Quest Energy GP and each of their subsidiaries, collectively the “Excluded MLP Entities”).

The QRC Credit Agreement provides that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates, will be secured pari passu by the liens granted under the loan documents.

The Company and its subsidiaries (excluding the Excluded MLP Entities) are required to make certain representations and warranties that are customary for credit agreements of this type. The QRC Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type. The covenants in the QRC Credit Agreement include, without limitation, delivery of financial statements and other financial information; notice of defaults and certain other matters; payment of obligations; preservation of legal existence and good standing; maintenance of assets and business; maintenance of insurance; compliance with laws and contractual obligations; maintenance of books and records; permit inspection rights; use of proceeds; execution of guaranties by subsidiaries; perfecting security interests in after-acquired property; maintenance of fiscal year; limitations on liens; limitations on investments; limitation on hedging agreements; limitations on indebtedness; limitations on lease obligations; limitations on fundamental changes; limitations on dispositions of assets; limitations on restricted payments, distributions and redemptions; limitations on nature of business, capital expenditures and risk management; limitations on transactions with affiliates; limitations on burdensome agreements; and compliance with financial covenants.

The QRC Credit Agreement’s financial covenants prohibit the Company and any of its subsidiaries (excluding the Excluded MLP Entities) from:

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of consolidated EBITDA for the four fiscal quarters ending on the applicable determination date (or consolidated annualized EBITDA for periods ending on or before December 31, 2008) to consolidated interest charges for the four fiscal quarters ending on the applicable determination date (or consolidated annualized interest charges for periods ending on or before December 31, 2008) at any fiscal quarter-end, commencing with the quarter-ended March 31, 2008, to be less than 3.0 to 1.0.

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of consolidated funded debt to consolidated EBITDA for the four fiscal quarters ending on the applicable determination date or (consolidated annualized EBITDA for periods ending on or before December 31, 2008) at any fiscal quarter-end, commencing with the fiscal quarter ending March 31, 2008, to be greater than 3.0 to 1.0.

Consolidated EBITDA is defined in the QRC Credit Agreement to mean for the Company and its subsidiaries (excluding the Excluded MLP Entities) on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining consolidated net income, and (v) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses related to swap contracts or resulting from accounting convention changes, of us and our subsidiaries (excluding the Excluded MLP Entities) on a consolidated basis, all determined in accordance with GAAP.

Consolidated annualized EBITDA means, for the Company and its subsidiaries (excluding the Excluded MLP Entities) on a consolidated basis, (i) for the fiscal quarter ended March 31, 2008, consolidated EBITDA for the three

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month period ended March 31, 2008 multiplied by 4, (ii) for the fiscal quarter ended June 30, 2008, consolidated EBITDA for the six month period ended June 30, 2008 multiplied by 2, (iii) for the fiscal quarter ended September 30, 2008, consolidated EBITDA for the nine month period ended September 30, 2008 multiplied by 1.33, and (iv) for the fiscal quarter ended December 31, 2008, consolidated EBITDA for the twelve month period ended December 31, 2008.

Consolidated interest charges is defined to mean for the Company and its subsidiaries (excluding the Excluded MLP Entities) on a consolidated basis, the sum of (i) all interest, premium payments, fees, charges and related expenses of us and our subsidiaries (excluding the Excluded MLP Entities) in connection with indebtedness (net of interest rate swap contract settlements) (including capitalized interest), in each case to the extent treated as interest in accordance with GAAP, and (ii) the portion of rent expense of the Company and its subsidiaries (excluding the Excluded MLP Entities) with respect to any period under capital leases that is treated as interest in accordance with GAAP.

Consolidated annualized interest charges is defined to mean for the Company and its subsidiaries (excluding the Excluded MLP Entities) on a consolidated basis, (i) for the fiscal quarter ended March 31, 2008, consolidated interest charges for the three month period ended March 31, 2008 multiplied by 4, (ii) for the fiscal quarter ended June 30, 2008, consolidated interest charges for the six month period ended June 30, 2008 multiplied by 2, (iii) for the fiscal quarter ended September 30, 2008, consolidated interest charges for the nine month period ended September 30, 2008 multiplied by 1.33, and (iv) for the fiscal quarter ended December 31, 2008, consolidated interest charges for the twelve month period ended December 31, 2008.

Consolidated funded debt means, for the Company and its subsidiaries (excluding the Excluded MLP Entities) on a consolidated basis, the sum of (i) the outstanding principal amount of all obligations and liabilities, whether current or long-term, for borrowed money (including obligations under the QRC Credit Agreement), (ii) all reimbursement obligations relating to letters of credit that have been drawn and remain unreimbursed, (iii) attributable indebtedness pertaining to capital leases, (iv) attributable indebtedness pertaining to synthetic lease obligations, and (v) without duplication, all guaranty obligations with respect to indebtedness of the type specified in subsections (i) through (v) above.

Events of default under the QRC Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts for a period of three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, and change of control. Under the QRC Credit Agreement a change of control means the acquisition by any person, or two or more persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 50% or more of the Company’s outstanding shares of voting stock; provided, however, that a merger of the Company into another entity in which the other entity is the survivor shall not be deemed a change of control if the Company’s stockholders of record as constituted immediately prior to such acquisition hold more than 50% of the outstanding shares of voting stock of the surviving entity.

 Quest Midstream Partners, L.P. and Bluestem Pipeline, LLC.  Quest Midstream and its wholly-owned subsidiary, Bluestem, have a separate $135 million syndicated revolving credit facility. On November 1, 2007, Quest Midstream and Bluestem entered into an Amended and Restated Credit Agreement (the “Quest Midstream Credit Agreement”) with RBC, as administrative agent and collateral agent, and the lenders party thereto. As of December 31, 2007, the amount borrowed under the Quest Midstream Credit Agreement was $95 million.

Quest Midstream and Bluestem may, from time to time, request an increase in the $135 million commitment by an amount in the aggregate not exceeding $75 million. However, the lenders are under no obligation to increase the revolving credit facility upon such request.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quest Midstream and Bluestem will pay a quarterly revolving commitment fee equal to 0.375% to 0.50% (depending on the total leverage ratio) on the difference between $135 million and the outstanding balance of borrowings and letters of credit under the revolving credit facility.

In general, interest will accrue on the revolving credit facility at either LIBOR plus a margin ranging from 1.50% to 2.50% (depending on the total leverage ratio) or the base rate plus a margin ranging from 0.50% to 1.50% (depending on the total leverage ratio), at our option. The revolving credit facility may be prepaid, without any premium or penalty, at any time. The base rate is generally the higher of the federal funds rate plus 0.50% or RBC’s prime rate.

Quest Kansas General Partner, Quest Kansas Pipeline, and Quest KPC guarantee all of Quest Midstream’s and Bluestem’s obligations under the Quest Midstream Credit Agreement. The revolving credit facility is secured by a first priority lien on substantially all of the assets of Quest Midstream and Bluestem and their subsidiaries (including the KPC Pipeline).

The Quest Midstream Credit Agreement provides that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates, will be secured pari passu by the liens granted under the loan documents.

Bluestem, Quest Midstream and their subsidiaries are required to make certain representations and warranties that are customary for credit agreements of this type. The Quest Midstream Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type. The covenants in the Quest Midstream Credit Agreement include, without limitation, delivery of financial statements and other financial information; notice of defaults and certain other matters; payment of obligations; preservation of legal existence and good standing; maintenance of assets and business; maintenance of insurance; compliance with laws and contractual obligations; maintenance of books and records; permit inspection rights; use of proceeds; execution of guaranties by subsidiaries; perfecting security interests in after-acquired property; maintenance of fiscal year; limitations on liens; limitations on investments; limitation on hedging agreements; limitations on indebtedness; limitations on lease obligations; limitations on fundamental changes; limitations on dispositions of assets; limitations on restricted payments, distributions and redemptions; limitations on nature of business, capital expenditures and risk management; limitations on transactions with affiliates; limitations on burdensome agreements; and compliance with financial covenants.

The Quest Midstream Credit Agreement’s financial covenants prohibit Bluestem, Quest Midstream and any of their subsidiaries from:

•	permitting the interest coverage ratio (ratio of adjusted consolidated EBITDA to consolidated interest charges) on a rolling four quarter basis, commencing with the fiscal quarter ending December 31, 2007, to be less than the ratio of 2.50 to 1.00 for any fiscal quarter-end prior to the earlier of (i) the completion of a private placement or a public sale of common or preferred units in Quest Midstream (an “Equity Offering”) and (ii) September 30, 2008, increasing to 2.75 to 1.00 for each fiscal quarter-end thereafter occurring after the first to occur of (a) September 30, 2008 and (b) the first fiscal quarter-end following the completion of an Equity Offering;

•	permitting the total leverage ratio (ratio of cash adjusted consolidated funded debt to adjusted consolidated EBITDA) on a rolling four quarter basis, commencing with the fiscal quarter ending December 31, 2007, to be greater than 5.00 to 1.00 for any fiscal quarter-end prior to the earlier of (i) the completion of an Equity Offering and (ii) September 30, 2008, decreasing to 4.50 to 1.00 for each fiscal quarter-end thereafter occurring after the first to occur of (a) September 30, 2008 and (b) the first fiscal quarter-end following the completion of an Equity Offering; and

•	permitting the senior leverage ratio (ratio of cash adjusted consolidated senior debt to adjusted consolidated EBITDA), which will be applicable only if a senior debt offering (a private placement or a public sale of

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior unsecured promissory notes by Quest Midstream, Bluestem or their subsidiaries) occurred after September 30, 2008, to be greater than 4.00 to 1.00 for any fiscal quarter-end.

Under certain circumstances, if Quest Midstream were to make an acquisition with a purchase price of more than $20 million, the maximum total leverage ratio and senior leverage ratio may increase to 5.0 to 1.0 and 4.5 to 1.0, respectively, for up to three full fiscal quarters.

Adjusted consolidated EBITDA is defined in the Quest Midstream Credit Agreement to mean the sum of (i) consolidated EBITDA plus (ii) the distribution equivalent amount (for each fiscal quarter of Quest Midstream, the amount of cash paid to the members of Quest Midstream GP’s management group and non-management directors with respect to restricted common units, bonus units and/or phantom units of Quest Midstream that are required under GAAP to be treated as compensation expense prior to vesting (and which, upon vesting, are treated as limited partner distributions under GAAP)).

Consolidated EBITDA is defined in the Quest Midstream Credit Agreement for Quest Midstream and its subsidiaries on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining consolidated net income, and (v) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses related to swap contracts or resulting from accounting convention changes, of Quest Midstream and its subsidiaries on a consolidated basis, all determined in accordance with GAAP.

Consolidated interest charges is defined to mean for Quest Midstream and its subsidiaries on a consolidated basis, the sum of (i) all interest, premium payments, fees, charges and related expenses of Quest Midstream and its subsidiaries in connection with indebtedness (net of interest rate swap contract settlements) (including capitalized interest), in each case to the extent treated as interest in accordance with GAAP, and (ii) the portion of rent expense of Quest Midstream and its subsidiaries with respect to any period under capital leases that is treated as interest in accordance with GAAP.

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

Bluestem and Quest Midstream are required during each calendar year to have at least 15 consecutive days during which there are no revolving loans outstanding for the purpose of financing working capital or funding quarterly distributions of Quest Midstream.

Events of default under the Quest Midstream Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts for a period of three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, and change of control. Under the Quest Midstream Credit Agreement a change of control means (i) the Company fails to own or to have voting control over, at least 51% of the equity interest of Quest Midstream GP; (ii) any person acquires beneficial ownership of 51% or more of the equity interest in Quest Midstream; (iii) Quest Midstream fails to own 100% of the equity interests in Bluestem or (iv) the Company undergoes a change in control (the acquisition by a person, or two or more persons acting in concert, of beneficial ownership of 50% or more of the Company’s outstanding shares of voting stock, except for a merger with and into another entity where the other entity is the

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

survivor if the Company’s stockholders of record immediately preceding the merger hold more than 50% of the outstanding shares of the surviving entity).

Other Long-Term Indebtedness

$712,000 of notes payable to banks and finance companies were outstanding at December 31, 2007 and are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest ranging from 5.5% to 11.5% per annum.

4.	Stockholders’ Equity

Common Stock Transactions

The Company has authorized 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of December 31, 2007, there were 22,701,029 shares of common stock outstanding and no shares of preferred stock outstanding. During the year ended December 31, 2007, the Company recorded the following transactions:

1)	Issued 192,753 shares of common stock valued at $1,446,000 as an employer contribution to the Company’s 401(k) plan.

2)	Issued 302,262 shares of common stock valued at $2.7 million upon vesting of employee stock awards.

The following transactions were recorded in the Company’s financial statements during the year ended December 31, 2006:

1)	Issued 51,131 shares of common stock valued at $607,431 as an employer contribution to the Company’s 401(k) plan.

2) Issued 82,500 shares of common stock valued at $904,200 for credit agreement waiver fees.

The following transactions were recorded in the Company’s financial statements during the year ended December 31, 2005.

1)	Issued 639,840 shares of common stock upon the exercise by Wells Fargo Energy Capital of a warrant that was issued in connection with a prior credit facility (no cash was received by the Company in connection with this exercise).

2)	Issued 3,200 shares of common stock to compensate a director for audit committee service valued at $19,000.

3) Issued 5,460 shares of common stock to one individual for services rendered valued at $45,000.

4) Issued 400,000 shares of common stock for $2.0 million in cash.

5)	Issued 15,258,144 shares of common stock in the November 14, 2005 private placement for gross proceeds of $198.4 million.

6)	Issued 16,000 shares of common stock upon the conversion of 10,000 shares of Series A preferred stock.

7)	Issued 49,842 shares of common stock valued at $495,000 as an employer contribution to the Company’s 401(k) plan.

Stock Awards.  The Company granted a total of 1,144,396 shares of stock to a total of 22 employees in 2007, a total of 80,000 shares of common stock to a total of 2 employees in 2006 and a total of 140,000 shares of common stock to a total of 5 employees in 2005. The shares are subject to pro rata vesting which ranges from 0 to 4 years. During this vesting period, the fair value of the stock awards granted is recognized pro rata as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not capitalized to oil and gas properties are recognized in general and administrative expenses. At December 31, 2007, 2006 and 2005, the Company recognized $5.2 million, $1.0 million and $427,000 of total compensation related to stock awards. Of

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these amounts, $4.0 million, $779,000 and $352,000 were reflected in general and administrative expenses as compensation expense with the remaining $1.2 million, $224,000 and $75,000 capitalized to oil and gas properties, respectively.

Stock Options.  On August 15, 2007, the Company granted stock options in the amount of 100,000 shares of its common stock to its two new non-employee directors. Each non-employee director received a grant of 50,000 shares of common stock, of which options for 10,000 shares were immediately vested and options for the remaining 40,000 shares will vest 10,000 shares per year over the next four years, provided that the director is still serving on the Board of Directors at the time of the vesting of the remaining stock options. The exercise price of the grants equaled the closing stock price on August 15, 2007. The Company recognized $140,000 in compensation during 2007 associated with the granting of these options.

During 2006, two directors resigned. Each resigning director forfeited options to acquire 30,000 shares that were unvested at the time of resignation. The remaining 20,000 options expired in 2007 (90 days after the date of resignation) without being exercised.

A summary of the status of the Company’s stock options as of December 31, 2007 and 2006, and changes during the years then ended is presented below.

	Year Ended December 31, 2007
		Weighted-Average
	Shares	Exercise Price

Outstanding at beginning of year	190,000	$10.00
Granted	100,000	10.05
Exercised	—	—
Canceled/Forfeited	(40,000)	10.00

Outstanding at end of year	250,000	$10.00

Exercisable at end of year	110,000	$10.02

Weighted-average fair value of options granted during year	$5.27

	Year Ended December 31, 2006
		Weighted-Average
	Shares	Exercise Price

Outstanding at beginning of year	250,000	$10.00
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(60,000)	10.00

Outstanding at end of year	190,000	$10.00

Exercisable at end of year	100,000	$10.00

Outstanding options to acquire 250,000 shares of common stock at December 31, 2007 had an exercise price of $10.00, a weighted-average exercise price of $10.00, and had a weighted-average remaining contractual life of 6.3 years.

Stock Rights.  On May 31, 2006, the board of directors of the Company declared a dividend distribution of one right for each share of common stock of the Company, and the dividend was distributed on June 15, 2006. The rights are governed by a Rights Agreement, dated as of May 31, 2006, between the Company and Computershare (formerly UMB Bank, n.a.). Pursuant to the Rights Agreement, each right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of Series B Junior Participating Preferred Stock,

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.001 par value per share, at a purchase price of $75.00 per Unit. The rights, however, will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding shares of common stock of the Company. If a person acquires 15% or more of the outstanding stock of the Company (subject to certain exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 15% or more of the outstanding common stock) to purchase common stock of the Company having a value equal to twice the exercise price of a right. The rights are redeemable under certain circumstances at $0.001 per right and will expire, unless earlier redeemed, on May 31, 2016.

Series A Preferred Stock

The Company has authorized 50,000,000 preferred shares of stock. As of December 31, 2007 and 2006, no shares of Series A Preferred Stock were outstanding.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2007, 2006 and 2005 are shown as follows:

	Gross	Tax Effect	Net of Tax
	(Dollars in thousands)

Year Ended December 31, 2007:
Change in fixed-price contract and other derivative fair value	$(1,913)	$—	$(1,913)
Year Ended December 31, 2006:
Change in fixed-price contract and other derivative fair value	$47,599	$—	$47,599
Year Ended December 31, 2005:
Change in fixed-price contract and other derivative fair value	$(36,028)	$—	$(36,028)

5.	Income Taxes

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Current tax expense:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred tax expense:
Federal	—	—	—
State	—	—	—

	—	—	—

	$—	$—	$—

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of income tax at the statutory rate to the Company’s effective rate for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Computation of income tax expense (benefit) at statutory rate	$(10,340)	$(16,968)	$(9,984)
Tax effect of state income tax expense (benefit)	(1,369)	(1,697)	(1,109)
Increase in carryover depletion in excess of cost	(310)	(1,147)	(170)
Other items	2,448	1,984	2,431

Tax Benefit	(9,571)	(17,828)	(8,832)
Less: Valuation allowance	9,571	17,828	8,832

	$—	$—	$—

The following temporary differences gave rise to the net deferred tax liabilities at December 31, 2007, 2006 and 2005:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Deferred income tax assets, current:
Hedging contracts expenses per books but deferred for income tax reporting purposes	$903	$—	$9,895

Total current deferred income tax assets	903	—	9,895

Deferred income tax assets, non-current:
Net operating loss carryforwards	42,939	28,643	13,415
Percentage depletion carryforwards	2,257	1,947	800

Total deferred income tax assets — non-current	45,196	30,590	14,215

Total deferred income tax assets	46,099	30,590	24,110

Deferred income tax liability, current:
Hedging contract income per books but deferred for income tax reporting purposes, net of other comprehensive income	—	(946)	—

Total current deferred income tax liability	—	(946)	—

Deferred income tax liability, long-term:
Book basis in property and equipment in excess of income tax basis	(6,995)	(111)	(12,405)

Total deferred income tax liability — long-term	(6,995)	(111)	(12,405)

Total deferred income tax liability	(6,995)	(1,057)	(12,405)

Net deferred income tax asset	39,104	29,533	11,705
Less: Valuation allowance	(39,104)	(29,533)	(11,705)

Total deferred tax (liability) asset	$—	$—	$—

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had federal income tax net operating loss (NOL) carryforwards of approximately $111,000,000. The NOL carryforwards expire from 2021 through 2025. The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

The Company completed a private placement of its common stock on November 14, 2005. In connection with this offering, 15,258,144 shares of common stock were issued. This issuance may constitute an “owner shift” as defined in the Regulations under 1.382-2T. This event will subject approximately $40,000,000 of NOL’s to limitations under Section 382. The current annual limitation on NOL’s incurred prior to the owner shift is expected to be $4,000,000. NOL’s incurred after November 14, 2005 will not be limited.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 became effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not incur a liability associated with uncertain tax positions. At December 31, 2007, we had not incurred a liability due to uncertain tax positions.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

($ in thousands)

Balance at January 1, 2007	$447
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$447

Quest files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Currently, there are no returns under examination by the Internal Revenue Service or any state or local jurisdictions.

6.	Related Party Transactions

None.

7.	Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash paid for interest	$41,894	$20,418	$10,315
Cash paid for income taxes	$—	$—	$—

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Information:

During the year ended December 31, 2007, non-cash investing and financing activities were as follows:

1) Issued common units in Quest Energy for approximately $163 million, before expenses.

2)	Issued stock to the Company’s 401(k) plan valued at $1.4 million, of which $709,000 was capitalized under the full cost pool, as an employer contribution.

3) Distributions for Quest Energy of $1.9 million and Quest Midstream of $3.3 million were accrued.

4)	Common unit awards issued to the Board of Directors and employees by Quest Midstream totaling $1.5 million.

During the year ended December 31, 2006, non-cash investing and financing activities were as follows:

1) Issued 82,500 shares of common stock for credit agreement waiver fees valued at $904,200.

2) Issued stock to the Company’s 401(k) plan valued at $607,000 as an employer contribution.

3) Issued common units in Quest Midstream for approximately $90 million, before expenses.

During the year ended December 31, 2005, non-cash investing and financing activities were as follows:

1)	Issued 3,200 shares of common stock to compensate a director for audit committee service valued at $19,000.

2) Issued stock for services rendered valued at $45,000.

3) Issued stock to the Company’s 401(k) plan valued at $495,000 as an employer contribution.

4) Recorded non-cash additions to net natural gas and oil properties of $211,000 pursuant to SFAS 143.

8.	Contingencies

Quest Resource Corporation, Bluestem Pipeline, LLC, STP, Inc., Quest Cherokee, LLC, Quest Energy Service, LLC, Quest Midstream Partners, LP, Quest Midstream GP, LLC, and STP Cherokee, Inc. (now STP Cherokee, LLC) have been named Defendants in a lawsuit filed by Plaintiffs, Eddie R. Hill, et al. in the District Court for Craig County, Oklahoma (Case No. CJ-2003-30). Plaintiffs are royalty owners who are alleging underpayment of royalties owed to them. Plaintiffs also allege, among other things, that Defendants have engaged in self-dealing and breached fiduciary duties owed to Plaintiffs, and that Defendants have acted fraudulently toward the Plaintiffs. Plaintiffs also allege that the gathering fees and related charges should not be deducted in paying royalties. Plaintiffs’ claims relate to a total of 84 wells located in Oklahoma and Kansas. Plaintiffs are seeking unspecified actual and punitive damages. Defendants intend to defend vigorously against Plaintiffs’ claims.

STP, Inc., STP Cherokee, Inc. (now STP Cherokee, LLC), Bluestem Pipeline, LLC, Quest Cherokee, LLC, and Quest Energy Service, LLC (improperly named Quest Energy Services, LLC) have been named defendants in a lawsuit by Plaintiffs John C. Kirkpatrick and Suzan M. Kirkpatrick in the District Court for Craig County (Case No. CJ-2005-143). Plaintiffs allege that STP, Inc., et al., sold natural gas from wells owned by the Plaintiffs without providing the requisite notice to Plaintiffs. Plaintiffs further allege that Defendants failed to include deductions on the check stubs of Plaintiffs in violation of state law and that Defendants deducted for items other than compression in violation of the lease terms. Plaintiffs assert claims of actual and constructive fraud and further seek an accounting stating that if Plaintiffs have suffered any damages for failure to properly pay royalties, Plaintiffs have a right to recover those damages. Plaintiffs have not quantified their alleged damages. Discovery is ongoing and Defendants intend to defend vigorously against Plaintiffs’ claims.

Quest Cherokee Oilfield Services, LLC has been named in this lawsuit filed by Plaintiffs Segundo Francisco Trigoso and Dana Jara De Trigoso in the District Court of Oklahoma County, Oklahoma (Case No. CJ-2007-11079).

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiffs allege that Plaintiff Segundo Trigoso was injured while working for Defendant on September 29, 2006 and that such injuries were intentionally caused by Defendant. Plaintiffs seek unspecified damages for physical injuries, emotional injuries, loss of consortium and pain and suffering. Plaintiffs also seek punitive damages. Defendant intends to defend vigorously against Plaintiffs’ claims.

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

Quest Cherokee was named as a defendant in a class action lawsuit (Case No. 07-1225-MLB) filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. Discovery in that case is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Quest Cherokee has been named as a defendant in several lawsuits in which the plaintiff claims that an oil and gas lease owned and operated by Quest Cherokee has either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits are pending in the district courts of Labette, Montgomery, and Wilson Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of February 28, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,090 acres. Discovery in those cases is ongoing. Quest Cherokee intends to vigorously defend against those claims.

Quest Cherokee was named in an Order to Show Cause issued by the Kansas Corporation Commission (the “KCC”) (KCC Docket No. 07-CONS-155-CSHO) filed on February 23, 2007. The KCC has ordered Quest Cherokee to demonstrate why it should not be held responsible for plugging 22 abandoned oil wells on a gas lease owned and operated by Quest Cherokee in Wilson County, Kansas. Quest Cherokee denies that it is legally responsible for plugging the wells in issue and intends to vigorously defend against the KCC’s claims.

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

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

•	For the year ended December 31, 2006, dilutive shares do not include stock awards of 5,000 shares of common stock because the effects were antidilutive.

•	For the year ended December 31, 2006, dilutive shares do not include options to purchase 11,000 shares of common stock because the effects were antidilutive.

•	For the year ended December 31, 2005, dilutive shares do not include stock awards of 1,000 shares of common stock because the effects were antidilutive.

•	For the year ended December 31, 2005, dilutive shares do not include options to purchase 12,000 shares of common stock because the effects were antidilutive.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2007:
Net loss	$(30,414,000)

Basic EPS income available to common shareholders	$(30,414,000)	22,240,600	$(1.37)

Effect of dilutive securities:
None	—	—

Diluted EPS income available to common shareholders	$(30,414,000)	22,240,600	$(1.37)

For the year ended December 31, 2006:
Net loss	$(48,478,000)

Basic EPS income available to common shareholders	$(48,478,000)	22,100,753	$(2.19)

Effect of dilutive securities:
None	—	—

Diluted EPS income available to common shareholders	$(48,478,000)	22,100,753	$(2.19)

For the year ended December 31, 2005:
Net loss	$(31,941,000)
Preferred stock dividends	(10,000)

Basic EPS income available to common shareholders	$(31,951,000)	8,390,092	$(3.81)

Effect of dilutive securities:
None	—	—

Diluted EPS income available to common shareholders	$(31,951,000)	8,390,092	$(3.81)

10.	Asset Retirement Obligation

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a roll forward of the asset retirement obligations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Asset retirement obligation beginning balance	$1,410	$1,150
Liabilities incurred	178	175
Liabilities settled	(7)	(7)
Pipeline acquisition — Quest KPC	2,069	—
Accretion expense	163	92
Revisions in estimated cash flows	—	—

Asset retirement obligation ending balance	$3,813	$1,410

11.	Company Benefit Plan

The Company has adopted a 401(k) profit sharing plan with an effective date of June 1, 2001. The plan covers all eligible employees. During the years ended December 31, 2007, 2006 and 2005, employees contributed $864,000, $490,880 and $298,937, respectively, to the plan and the Company matched the contributions with cash contributions of $566,000, $372,000, and $350,000, respectively. The Company contributed 192,753, 51,131 and 49,842 shares of its common stock to the plan. The Company valued the 2007, 2006 and 2005 common stock contribution at $1,445,647, $607,000 and $495,000, respectively, of which $737,000, $428,000 and $266,000, respectively, was included as an expense in the statement of operations and $709,000, $179,000 and $229,000, respectively, was included in oil and gas properties. There is a graduated vesting schedule with the employee becoming fully vested after six years of service.

12.	Operating Leases

The Company leases natural gas compressors. Terms of these leases call for a minimum obligation of six months and are month to month thereafter. As of December 31, 2007 and 2006, the Company’s monthly obligation under these leases totaled $1,008,000 and $736,000, respectively.

Additionally, the minimum annual rental commitments as of December 31, 2007 under non-cancellable office space leases are as follows: 2008 — $1,001,000; 2009 — $905,000; 2010 — $846,000; 2011 — $827,000; and 2012 — $656,000.

13.	Major Purchasers

The Company’s natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to two purchasers (ONEOK and Tenaska) accounted for 79% and 21%, respectively, of total natural gas revenues for the year ended December 31, 2007. Natural gas sales to ONEOK approximated 95% of total natural gas and oil revenues for the years ended December 31, 2006 and 2005.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of December 31, 2007 and 2006 and the methods and assumptions used to estimate their fair value:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Derivative assets:
Interest rate swaps and caps	$—	$—	$197	$197
Basis swaps	$281	$281	$62	$62
Fixed-price natural gas swaps	$2,742	$2,742	$2,207	$2,207
Fixed-price natural gas collars	$5,274	$5,274	$13,111	$13,111
Derivative liabilities:
Basis swaps	$(856)	$(856)	$(377)	$(377)
Fixed-price natural gas swaps	$(5,586)	$(5,585)	$—	$—
Fixed-price natural gas collars	$(7,385)	$(7,386)	$(12,316)	$(12,316)
Credit facilities	$(233,000)	$(233,000)	$(225,000)	$(225,000)
Other financing agreements	$(712)	$(712)	$(569)	$(569)

The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

The fair value of all derivative instruments as of December 31, 2007 and 2006 was based upon estimates determined by the Company’s counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors. See Note 15 Derivatives.

Derivative assets and liabilities reflected as current in the December 31, 2007 and 2006 balance sheets represent the estimated fair value of fixed-price contract and interest rate cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices and interest rates in effect at the balance sheet date due to option time value. Since the Company expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

15.	Derivatives

Natural Gas Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the years ended December 31, 2007, 2006 and 2005, fixed-price contracts hedged approximately 63.2%, 61.0% and 89.0%, respectively, of the Company’s natural gas production. As of December 31, 2007, fixed-price contracts are in place to hedge 32.5 Bcf of estimated future natural gas production. Of this total volume, 9.4 Bcf are hedged for 2008, 12.6 Bcf are hedged for 2009 and 10.5 Bcf thereafter.

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

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2007. See “Market Risk.”

	Year Ending	Year Ending	Year Ending
	December 31,	December 31,	December 31,
	2008	2009	2010	Total
	(In thousands, except per MMBtu data)

Natural Gas Swaps:
Contract volumes (MMBtu)	2,332,000	12,629,000	10,499,000	25,460,000
Weighted-average fixed price per MMBtu(1)	$7.35	$7.70	$7.31	$7.51
Fixed-price sales	$17,141	$97,202	$76,779	$191,122
Fair value, net	$600	$199	$(4,217)	$(3,418)
Natural Gas Collars:
Contract volumes (MMBtu):
Floor	7,028,000	—	—	7,028,000
Ceiling	7,028,000	—	—	7,028,000
Weighted-average fixed price per MMBtu(1):
Floor	$6.54	—	—	$6.54
Ceiling	$7.54	—	—	$7.54
Fixed-price sales(2)	$45,973	—	—	$45,973
Fair value, net	$(2,112)	—	—	$(2,112)
Total Natural Gas Contracts:(3)
Contract volumes (MMBtu)	9,360,000	12,629,000	10,499,000	32,488,000
Weighted-average fixed price per MMBtu(1)	$6.74	$7.70	$7.31	$7.30
Fixed-price sales(2)	$63,114	$97,202	$76,779	$237,095
Fair value, net	$(1,512)	$199	$(4,217)	$(5,530)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes floor prices for gas collar volumes.

(3)	Does not include basis swaps with notional volumes by year, as follows: 2008: 6,276,000 MMBtu.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All fixed-price contracts have been approved by the Company’s board of directors. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the years ended December 31, 2007, 2006 and 2005, oil and gas sales included $6.9 million, $7.9 million and $27.9 million, respectively, of net losses associated with realized losses under fixed-price contracts.

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

Based upon market prices at December 31, 2007, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $1.7 million.

Interest Rate Hedging Activities

The Company entered into interest rate caps designed to hedge the interest rate exposure associated with borrowings under its credit facilities. All interest rate caps were approved by the Company’s board of directors. The excess, if any, of the floating rate over the interest rate cap multiplied by the notional amount is the cap gain. This gain is included in interest expense in the period for which the interest rate exposure was hedged.

For interest rate caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Company’s interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate swaps and caps are recorded as assets or liabilities in the balance sheet. As of December 31, 2007, the Company did not have interest rate hedging activities. The last of the Company’s interest rate cap agreements expired September 2007.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Derivative Fair Value

Change in derivative fair value in the statements of operations for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Change in fair value of derivatives not qualifying as cash flow hedges	$(9,020)	$12,233	$879
Amortization of derivative fair value gains and losses recognized in earnings prior to actual cash settlements	—	—	103
Settlements due to ineffective cash flow hedges	—	(10,234)
Ineffective portion of derivatives qualifying as cash flow hedges	2,518	4,411	(5,650)

	$(6,502)	$6,410	$(4,668)

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

Market Risk

The differential between the floating price paid under each energy swap or collar contract and the price received at the wellhead for the Company’s production is termed “basis” and is the result of differences in location, quality, contract terms, timing and other variables. For instance, some of the Company’s fixed price contracts are tied to commodity prices on the New York Mercantile Exchange (“NYMEX”), that is, the Company receives the fixed price amount stated in the contract and pay to the Company’s counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of the Company’s natural gas assets and the cost of transporting the natural gas to another market, the amount that the Company receives when it actually sells its natural gas is based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with a small portion being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Company is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of the month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of the month index.

The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Operating Segment Information

We divide our operations into two reportable business segments:

• Gas and oil production; and

• Natural gas pipelines — transporting, selling, gathering, treating and processing natural gas.

Each segment uses the same accounting policies as those described in the summary of significant accounting policies (see Note 1). Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies. The Company does not allocate income taxes to its operating segments.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment data for the years ended December 31, 2007, 2006 and 2005 follows (in thousands):

	2007	2006	2005

Gas and Oil Production:
Revenues	$113,035	$65,551	$44,565
Costs and expenses	(99,239)	(88,313)	(47,773)

Segment profit (loss)	$13,796	$(22,762)	$(3,208)

Natural Gas Pipelines:
Revenues
Third party	$9,853	$5,014	$3,939
Intercompany	29,179	17,278	7,793

Total natural gas pipeline revenue	$39,032	$22,292	$11,732
Costs and expenses	(26,918)	(15,754)	(9,745)

Segment profit	$12,114	$6,538	$1,987

Reconciliation of segment profit (loss) to net income before tax Segment profit (loss)
Gas and oil production	$13,796	$(22,762)	$(3,208)
Natural gas pipelines	12,114	6,538	1,987

Total segment profit (loss)	25,910	(16,224)	(1,221)
Intercompany pipeline revenue	(29,179)	(17,278)	(7,793)
Intercompany transportation expense	29,179	17,278	7,793
General and administrative expenses	(17,976)	(8,840)	(4,802)
Interest expense	(42,916)	(23,483)	(26,365)
Other income (expenses)	86	313	447

Net income (loss) before tax	$(34,896)	$(48,234)	$(31,941)

	December 31,	December 31,
	2007	2006

Total Assets:
Gas and oil production	$364,310	$311,120
Gas pipeline	309,873	151,620
Corporate and other	7,427	560

	$681,610	$463,300

Operating profit per segment represents total revenues less costs and expenses attributable thereto, excluding interest and general corporate expenses.

17.	Reclassifications

The December 31, 2006 financial statements have been restated to correct for a misclassification of cash not subject to restrictions and for the manner in which certain settlements on derivative contracts were reflected in the income statement. These reclassifications had no impact on earnings.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SFAS 69 Supplemental Disclosures (Unaudited)

Net Capitalized Costs

The Company’s aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Natural gas and oil properties and related lease equipment:
Proved	$406,665	$316,780
Unproved	22,020	9,545

	428,685	326,325
Accumulated depreciation, depletion and impairment	(127,968)	(92,732)

Net capitalized costs	$300,717	$233,593

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

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Acquisition of properties proved and unproved	$—	$—
Development costs	103,076	106,021

	$103,076	$106,021

Results of Operations for Natural Gas and Oil Producing Activities

The Company’s results of operations from natural gas and oil producing activities are presented below for the years ended December 31, 2007, 2006 and 2005. The following table includes revenues and expenses associated directly with the Company’s natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company’s natural gas and oil operations.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Production revenues	$113,035	$65,551	$44,565
Production costs	(27,995)	(21,208)	(14,388)
Depreciation and depletion	(35,397)	(25,238)	(20,634)

	49,643	19,105	9,543
Imputed income tax provision(1)	(19,857)	(7,642)	(3,817)

Results of operations for natural gas/oil producing activity	$29,786	$11,463	$5,726

(1)	The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company’s deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Gas — mcf	Oil — bbls

Proved reserves:
Balance, December 31, 2005	134,319,300	32,269
Purchase of reserves-in-place	—	—
Extensions and discoveries	87,002,842	—
Revisions of previous estimates(1)	(11,000,000)	9,740
Production	(12,282,142)	(9,737)

Balance, December 31, 2006	198,040,000	32,272
Purchase of reserves-in-place	—	—
Extensions and discoveries	26,368,000	—
Revisions of previous estimates(2)	3,663,000	10,807
Production	(17,148,000)	(6,523)

Balance, December 31, 2007	210,923,000	36,556

Proved developed reserves:
Balance, December 31, 2005	71,638,250	32,269
Balance, December 31, 2006	122,390,000	32,272
Balance, December 31, 2007	140,966,000	36,556

(1)	Lower natural gas prices reduced the economic lives of the underlying natural gas properties and thereby decreased the estimated future reserves. Higher oil prices increased the economic lives of the underlying oil properties and thereby increased the estimated future reserves.

(2)	During 2007, higher prices increased the economic lives of the underlying oil and natural gas properties and thereby increased the estimated future reserves.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved reserves for the years ended December 31, 2007, 2006 and 2005. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2007, 2006 and 2005, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Future production revenues(1)	$1,351,979	$1,197,198	$1,258,579
Future production costs	(732,486)	(638,844)	(366,474)
Future development costs	(119,448)	(126,272)	(122,428)
Future income tax	(80,421)	(67,982)	(205,561)

Future net cash flows	419,624	364,100	564,116
Effect of discounting future annual cash flows at 10%	(148,959)	(138,205)	(210,446)

Standardized measure of discounted net cash flows before hedges	$270,665	$225,895	$353,670

(1)	The weighted average natural gas and oil wellhead prices used in computing the Company’s reserves were $6.21 per mcf and $92.01 per bbl at December 31, 2007; $6.00 per mcf and $58.06 per bbl at December 31, 2006; and $9.22 per mcf and $55.69 per bbl at December 31, 2005.

The principal changes in the standardized measure of discounted future net cash flows relating to proven natural gas and oil properties were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Sales and transfers of natural gas and oil, net of production costs	$(56,499)	$(25,796)	$(25,646)
Net changes in prices and production costs	23,665	(457,808)	171,468
Acquisitions of natural gas and oil in place — less related production costs	—	—	—
Extensions and discoveries, less related production costs	63,057	241,621	—
Revisions of previous quantity estimates less related production costs	8,915	(30,424)	(51,760	)(1)
Accretion of discount	18,072	7,053	8,832
Net change in income taxes	(12,440)	137,579	(44,827)

Total change in standardized measure of discounted future net cash flows	$44,770	$(127,775)	$58,067

(1)	Includes $30.1 million related to increase in future development costs.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Standardized measure of discounted future net cash flows, before hedges	$270,665	$225,895	$353,670
Proved natural gas & oil property, net of accumulated depletion	278,697	224,048	165,085

Standardized measure of discounted future net cash flows in excess of net carrying value of proved natural gas & oil properties	$(8,032)	$1,847	$188,585

19. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2007, 2006 and 2005 are as follows (dollars in thousands, except per share data):

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Total revenues	$35,884	$30,277	$29,640	$27,078
Gross profit (loss)(1)(2)	1,260	5,064	3,689	4,416
Net income (loss)(3)	(24,590)	1,973	(4,486)	(3,311)
Net income (loss) per common share:
Basic	$(1.11)	$0.09	$(0.20)	$(0.15)
Diluted	$(1.11)	$0.09	$(0.20)	$(0.15)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Total revenues	$17,710	$19,533	$21,122	$12,120
Gross profit (loss)(1)(2)	(33,696)	43	3,134	(2,098)
Net income (loss)	(41,342)	(10,073)	(5,780)	8,717
Net income (loss) per common share:
Basic	$(1.87)	$(0.46)	$(0.26)	$0.39
Diluted	$(1.87)	$(0.46)	$(0.26)	$0.39

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Total revenues	$10,333	$13,506	$13,003	$12,051
Gross profit(1)(2)	(9,787)	2,040	3,134	3,647
Net loss(3)	(24,683)	(4,253)	(1,907)	(1,098)
Net loss per common share:
Basic	$(2.68)	$(0.64)	$(0.30)	$(0.19)
Diluted	$(2.68)	$(0.64)	$(0.30)	$(0.19)

(1)	Total revenue less operating costs.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The decrease in gross profit in the fourth quarter of 2007 and 2005 is the result of an increase in depletion expense. The decrease in gross profit in the fourth quarter of 2006 is the result of the $30.6 million impairment recorded due to a write-down of our gas properties resulting from the ceiling test.

(3)	The decrease in net income in the fourth quarter of 2007 is the result of an $11.3 million change in the derivative fair value due to ineffective hedges, the write-off of loan fees totaling $9.0 million, and the loan prepayment penalties totaling $4.1 million. In the fourth quarter of 2005, the decrease in net income is the result of a $6.2 million change in derivative fair value due to ineffective hedges and the write-off of loan fees totaling $4.2 million.

20.	Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 has no current applicability to the Company’s financial statements. Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset.” (“SFAS No. 156”). This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. Management plans to adopt SFAS No. 156 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements. Management adopted FIN 48 on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management plans to adopt SFAS No. 157 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements. Management adopted SFAS No. 158 on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 became effective beginning January 1, 2007 and its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS No. 159 had been adopted and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted. Management is assessing the impact of the adoption of SFAS No. 141R.

21.	Subsequent Events

Pinnacle Merger.  On October 15, 2007, the Company, Quest MergerSub, Inc., the Company’s wholly-owned subsidiary (“MergerSub”), and Pinnacle Gas Resources, Inc. (“Pinnacle”) entered into an Agreement and Plan of Merger, pursuant to which MergerSub will merge (the “Merger”) with and into Pinnacle, with Pinnacle continuing as the surviving corporation and as the Company’s wholly-owned subsidiary. Pinnacle is an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. It focuses on the development of CBM properties located in the Rocky Mountain region. Pinnacle holds CBM acreage in the Powder River Basin in northeastern Wyoming and southern Montana as well as in the Green River Basin in southern Wyoming. As of December 31, 2007, Pinnacle owned natural gas and oil leasehold interests in approximately 494,000 gross (316,000 net) acres, approximately 94% of which were undeveloped.

On February 6, 2008, the parties entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to, among other things, modify the exchange ratio of Quest common stock that Pinnacle stockholders will receive in exchange for each share of Pinnacle stock from 0.6584 to 0.5278. Following the Merger, current Quest stockholders will own approximately 60.5% of the combined company and current Pinnacle stockholders will own approximately 39.5% of the combined company. The Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder. Accordingly, the Merger is expected to be a tax-free transaction for the stockholders of both companies.

Searight.  Quest Energy purchased certain oil producing properties in Seminole County, Oklahoma from a private company for $9.5 million in a transaction that closed in early February 2008. The properties have estimated proved reserves of 712,000 barrels, all of which are proved developed producing. In addition, Quest Energy entered into crude oil swaps for approximately 80% of the estimated production from the property’s proved developed producing reserves at WTI-NYMEX prices per barrel of oil of approximately $96.00 in 2008, $90.00 in 2009, and $87.50 for 2010. The acquisition was financed with borrowings under Quest Energy’s credit facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2007 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Murrell, Hall, McIntosh & Co., PLLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE, OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) Financial Statements and Financial Statement Schedules.  See “Index to Financial Statements” set forth on page 76 of this Form 10-K.

(a)(3) Index to Exhibits.  Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 80 of this Form 10-K that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March, 2008.

Quest Resource Corporation

/s/  Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry D. Cash Jerry D. Cash	Director and Chief Executive Officer (principal executive officer)	March 10, 2008

/s/ Jon H. Rateau Jon H. Rateau	Director	March 10, 2008

/s/ John C. Garrison John C. Garrison	Director	March 10, 2008

/s/ James B. Kite, Jr. James B. Kite, Jr.	Director	March 10, 2008

/s/ N. Malone Mitchell 3rd N. Malone Mitchell 3rd	Director	March 10, 2008

/s/ William H. Damon III William H. Damon III	Director	March 10, 2008

/s/ David E. Grose David E. Grose	Chief Financial Officer (principal financial and accounting officer)	March 10, 2008

INDEX TO EXHIBITS

Exhibit
No.		Description

2	.1*	Amended and Restated Agreement and Plan of Merger, dated as of February 6, 2008, by and among the Company, Pinnacle Gas Resources, Inc., and Quest MergerSub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
2	.2*	Support Agreement, dated as of October 15, 2007, by and between the Company and certain stockholders of Pinnacle Gas Resources, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2007).
2	.3*	Amendment of October 2007 Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
2	.4*	Support Agreement, dated as of February 6, 2008, by and between Pinnacle Gas Resources, Inc. and certain stockholders of the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
3	.1*	The Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12/G (Amendment No. 2) filed on December 7, 2005).
3	.2*	Certificate of Designations for Series B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
3	.3*	Amendment to the Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).
3	.4*	The Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005).
3	.5*	First Amendment to the Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed on October 17, 2007).
4.1		Specimen of certificate for shares of Common Stock.
4	.2*	Rights Agreement dated as of May 31, 2006, between the Company and UMB Bank, n.a., which includes as Exhibit A, the Certificate of Designations Preferences and Rights of Series B Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
10	.1*	Non-Competition Agreement by and between the Company, Quest Cherokee, LLC, Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 6, 2004).
10.2		Summary of Director Compensation Arrangements.
10	.3*	Management Annual Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement filed on May 3, 2006).
10	.4*	The Company’s Amended and Restated 2005 Omnibus Stock Award Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
10	.5*	The Company Bonus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007).
10	.6*	Form of the Company’s 2005 Omnibus Stock Award Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.7*	Form of the Company’s 2005 Omnibus Stock Award Plan Bonus Shares Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.8*	Form of Indemnification Agreement with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

Exhibit
No.		Description

10	.9*	Purchase Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.10*	Purchase Agreement, dated as of October 16, 2007, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Capital Resources Corporation, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.11*	Amended and Restated Investors’ Rights Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.12*	Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., dated as of November 1, 2007, by and among Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.13*	Omnibus Agreement dated as of December 22, 2006, by and among the Company, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.14*	Registration Rights Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.15*	First Amendment to Registration Rights Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 2, 2007).

Exhibit
No.		Description

10	.16*	Contribution, Conveyance and Assumption Agreement dated as of December 22, 2006, but effective as of December 1, 2006, by and among Quest Midstream Partners, L.P., Quest Cherokee, LLC, Quest Midstream GP, LLC, the Company, Bluestem Pipeline, LLC, and the other subsidiaries of the Company designated therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.17*	Midstream Services and Gas Dedication Agreement between Bluestem Pipeline, LLC and the Company entered into on December 22, 2006, but effective as of December 1, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.18*	Amendment No. 1 to the Midstream Services and Gas Dedication Agreement, dated as of August 9, 2007, by and between the Company and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007).
10	.19*	Assignment and Assumption Agreement, dated as of November 15, 2007, by and among the Company, Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.20*	Amended and Restated Limited Liability Company Agreement of Quest Midstream GP, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.21*	Employment Agreement dated April 2, 2007 between the Company and Jerry D. Cash (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007).
10	.22*	Employment Agreement dated April 2, 2007 between the Company and David E. Grose (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2007).
10	.23*	Employment Agreement dated April 10, 2007 between the Company and David Lawler (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2007).
10	.24*	Employment Agreement dated March 7, 2007 between the Company and David Bolton (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10	.25*	Employment Agreement dated March 5, 2007 between the Company and Steve Hochstein (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10.26		Amendment to Employment Agreement effective December 1, 2007 between the Company and Steve Hochstein.
10	.27*	Employment Agreement dated September 19, 2007 between Quest Midstream GP, LLC and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007).
10.28		Employment Agreement dated December 3, 2007 between the Company and Jack T. Collins.
10.29		Employment Agreement dated March 22, 2007 between the Company and Bryan T. Simmons and Amendment to Employment Agreement effective December 1, 2007.
10.30		Employment Agreement dated March 21, 2007 between the Company and Richard Marlin.
10	.31*	Office Lease dated May 31, 2007 between the Company and Oklahoma Tower Realty Investors, L.L.C. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on June 30, 2007).
10	.32*	Amended and Restated Credit Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada, RBC Capital Markets and the Lenders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.33*	First Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2007 among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada and certain guarantors.
10	.34*	Guaranty by Quest Kansas General Partner, L.L.C., Quest Kansas Pipeline, L.L.C., and Quest Pipeline (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

Exhibit
No.		Description

10	.35*	Pledge and Security Agreement by Quest Kansas General Partner, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.36*	Pledge and Security Agreement by Quest Kansas Pipeline, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q filed on November 9, 2007).
10	.37*	Pledge and Security Agreement by Quest Pipelines (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.38*	Amended and Restated Pledge and Security Agreement by Bluestem Pipeline, LLC in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.39*	Amended and Restated Pledge and Security Agreement by Quest Midstream Partners, L.P. in
favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.40*	Settlement and Release Agreement dated November 8, 2007 between Quest Midstream GP, LLC, the Company and Richard Andrew Hoover (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2007).
10	.41*	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., dated November 15, 2007, by and between the Company and Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K (File No. 001-33787) filed on November 21, 2007).
10	.42*	Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC, the Company, Quest Cherokee, LLC, Quest Oil & Gas, LLC, and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.43*	Omnibus Agreement, dated as November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.44*	Management Services Agreement, dated as of November 15, 2007, by and among Quest Energy GP, LLC, Quest Energy Partners, L.P. and Quest Energy Service, LLC (incorporated herein by reference to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
10	.45*	Amended and Restated Credit Agreement, dated as of November 15, 2007, by and among the Company, as the Initial Co-Borrower, Quest Cherokee, LLC, as the Borrower, Quest Energy Partners, L.P., as a Guarantor, Royal Bank of Canada, as Administration Agent and Collateral Agent, KeyBank National Association, as Documentation Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.46*	Credit Agreement, dated as of November 15, 2007, by and among the Company, as the Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.47*	Loan Transfer Agreement, dated as of November 15, 2007, by and among the Company, Quest Cherokee, LLC, Quest Oil & Gas, LLC, Quest Energy Service, Inc., Quest Cherokee Oilfield Service, LLC, Guggenheim Corporate Funding, LLC, Wells Fargo Foothill, Inc., and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.48*	Guaranty for Credit Agreement by Quest Oil & Gas, LLC and Quest Energy Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

Exhibit
No.		Description

10	.49*	Pledge and Security Agreement for Credit Agreement by Quest Energy Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.50*	Pledge and Security Agreement for Credit Agreement by Quest Oil & Gas, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.51*	Pledge and Security Agreement for Credit Agreement by the Company for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.52*	Guaranty for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.53*	Guaranty for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.54*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.55*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.56*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
12.1		Statement regarding computation of ratios.
21	.1*	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on February 7, 2008).
23.1		Consent of Cawley, Gillespie & Associates, Inc.
23.2		Consent of Murrell, Hall, McIntosh & Co., PLLP.
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference