Form 10-K/A
period 2007-12-31
QUEST RESOURCE CORP
filed 2008-04-29
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2008 (the “Original Filing”), of Quest Resource Corporation (the “Company”) is being filed for the sole purpose of including Items 10, 11, 12, 13 and 14 (the “Part III Information”) that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”). This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2007 fiscal year. The listing of the definitive proxy statement on the cover page of this Amendment as a document incorporated by reference has been deleted. No other information in the Original Filing, other than the filing of related certifications to the Part III Information, is amended hereby. Except for the foregoing, this Amendment speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our Directors and Executive Officers are as follows:

			Term of
Name	Age	Positions Held	Office Since

Jerry D. Cash	46	Chairman, Chief Executive Officer, President and Director	2002
James B. Kite, Jr.	56	Director	2002
N. Malone Mitchell, 3rd	46	Director	2007
William H. Damon III	55	Director	2007
John C. Garrison	56	Director	1998
Jon H. Rateau	52	Director	2005
David E. Grose	55	Chief Financial Officer	2004
David C. Lawler	40	Chief Operating Officer	2007
Richard E. Muncrief	49	President and Chief Operating Officer of Quest Midstream GP, LLC	2007
Richard Marlin	55	Executive Vice President, Engineering	2004
David W. Bolton	39	Executive Vice President, Land	2006
Steven Hochstein	50	Executive Vice President, Exploration and Resource Development	2007
Bryan Simmons	51	Executive Vice President, Acquisitions and Divestures	2007
Jack Collins	32	Executive Vice President, Investor Relations	2007

Mr. Cash has been active in the oil and gas exploration and development business for over 25 years. Mr. Cash has been the Chairman of the Board since November 2002, when Quest acquired STP Cherokee, Inc. Mr. Cash has been Chief Executive Officer since September 2004. From November 2002 until September 2004, he was Co-Chief Executive Officer and from November 2002 until June 2004, he was Chief Financial Officer. In 1987, Mr. Cash formed STP, Inc. and as President directed that company in the identification and realization of numerous oil, gas and CBM exploration projects. In November 2002, Mr. Cash transferred substantially all of the assets of STP, Inc. to STP Cherokee and sold STP Cherokee to Quest. From 1980 to 1986, Mr. Cash worked for Bodard & Hale Drilling Company while pursuing a petroleum engineering degree at Oklahoma State University and the University of Oklahoma. During this period, Mr. Cash drilled several hundred wells throughout Oklahoma. A long-time resident of Oklahoma, Mr. Cash maintains an active role in several charitable organizations.

Mr. Kite is the Chief Executive Officer of Boothbay Royalty Company, an independent investment company with its primary concentration in the field of oil and gas exploration and production based in Oklahoma City, Oklahoma, which he founded in 1977. He has served as its Chief Executive Officer, President and Treasurer since its inception. Mr. Kite spent several years in the commercial banking industry with an emphasis in credit and loan review prior to his involvement in the oil and gas industry. Mr. Kite presently is a director of The All Souls’ Anglican Foundation and the St. Anthony Hospital Foundation. Mr. Kite earned a bachelor’s of business administration in finance from the University of Oklahoma.

Mr. Mitchell has been principally engaged as a venture capitalist since December 2006. Prior to December 2006, Mr. Mitchell was employed by Riata Energy Inc., k/n/a SandRidge Energy, Inc., which he founded in 1984. He served as operations manager until 1989, when he assumed the roles of Chief Executive Officer and Chairman, which positions he held until June 2006. Mr. Mitchell was President and COO from June 2006 until December 2006.

Prior to his involvement with Riata, he worked in the oil field services industry and was employed in his family’s ranching and aviation businesses. Mr. Mitchell graduated from Oklahoma State University in 1983 with a Bachelor of Science degree.

Mr. Damon has over 30 years of professional experience specializing in engineering design and development of power generation and projects. Since January 2008, he has served as Senior Vice President and National Director of Power Consulting for HDR, Inc., which recently purchased the engineering-consulting firm, Cummins & Barnard, Inc., which was focused on power generation development and engineering projects for electric utilities, independent power producers, large industrial and institutional clients throughout the United States. Mr. Damon served as the Chief Executive Officer of Cummins & Barnard and had been its principal and co-owner from 1990 to January 2008, and with his new role within HDR will lead the project development and strategic consulting business for coal, natural gas and renewable fired power projects. He previously worked for Consumers Power Company, Gilbert-Commonwealth, Inc. and Alternative Energy Ventures. He also held board seats on a minerals and wind turbine company, MKBY, and a start-up construction company that was recently sold to Aker Kvaerner Songer in which he was also a founding member. Mr. Damon graduated from Michigan State University with a B.S. in Mechanical Engineering and continued graduate studies at both Michigan State University and the University of Michigan.

Mr. Garrison brings expertise in public company activities and issues. Mr. Garrison served as our Treasurer from 1998 to September 2001. Mr. Garrison has been a self-employed Certified Public Accountant in public practice providing financial management and accounting services to a variety of businesses for over thirty years. He currently serves as the Chief Financial Officer of Empire Energy Corporation International and has served in that position since August 2007. He has also been a director of Empire Energy since 1999. From July 2004 to June 2007, Mr. Garrison was the Chief Financial Officer of ICOP Digital, Inc. Mr. Garrison holds a bachelor’s degree in Accounting from Kansas State University.

Mr. Rateau is currently the Vice President of New Energy, Global Primary Products Growth, Alcoa, Inc., where he is responsible for developing and acquiring energy positions/assets worldwide in support of Alcoa’s smelting and refining activities, and has been at Alcoa, Inc. since 1996. Mr. Rateau has served in his present capacity at Alcoa since September 2007. Prior to that, he was Vice President of Business Development, Primary Metals from March 2001 to September 2007 and Vice President of Energy Management & Services, Primary Metals from November 1997 to March 2001. Before joining Alcoa, Mr. Rateau held a number of managerial positions with National Steel Corporation from 1981 to 1996. He brings expertise in business acquisitions and divestitures, capital budgets and project management, energy contracting, and applied research of complex technology and processes. Mr. Rateau holds an M.B.A. from Michigan State University and received a B.S. in Industrial Engineering from West Virginia University.

Mr. Grose has been Chief Financial Officer since June 2004. Mr. Grose has 25 years of financial experience, primarily in the exploration, production, and drilling sectors of the oil and gas industry. Mr. Grose also has significant knowledge and expertise in capital development and in the acquisition of oil and gas companies. From January 2004 to June 2004, Mr. Grose was Chief Financial Officer for Avalon Corrections, Inc., a corrections company. From June 2002 until December 2003, he was Chief Financial Officer for Oxley Petroleum Company. From April 1999 to December 2001, he was Chief Financial Officer for a telecommunications company. From July 1997 to April 1999 Mr. Grose was Chief Financial Officer for Bayard Drilling Technologies, Inc. Prior to that, Mr. Grose was employed by Alexander Energy Corporation from March 1980 to February 1997, in various positions, most recently as Chief Financial Officer. Mr. Grose earned a B.A. in Political Science from Oklahoma State University in 1974 and an MBA from the University of Central Oklahoma in 1977.

Mr. Lawler has served as Chief Operating Officer since May 2007. He has worked in the oil and gas industry for more than 16 years in various management and engineering positions including production, drilling, project management and facilities. Prior to joining us, Mr. Lawler was employed by Shell Exploration & Production Company from May 1997 to May 2007 and in his most recent assignment, served as Engineering and Operations Manager for multiple assets along the U.S. Gulf Coast from January 2005 to May 2007. These assets included Shell’s prolific gas producing assets located in South Texas as well as offshore sour gas production facilities near Mobile Bay, Alabama and the Yellowhammer Sulfur Recovery Plan located in Coden, Alabama. Prior to his role as Operations Manager, Mr. Lawler progressed through technical and leadership assignments at Shell, including Executive Support/Staff Business Analyst (March 2003 to December 2004) and drilling engineering team leader

(May 1997 to February 2003). Prior to joining Shell, Mr. Lawler was employed by Conoco, Inc. and Burlington Resources in various domestic engineering and operations positions. Mr. Lawler graduated from the Colorado School of Mines in 1990 with a bachelor’s of science degree in petroleum engineering and earned his Masters in Business Administration from Tulane University in 2003.

Mr. Muncrief serves as the President and Chief Operating Officer of Quest Midstream GP, LLC. He has served in this role since September 2007 and has over 27 years of oil and gas experience. Prior to joining us, he held numerous technical, operational and leadership positions with Burlington Resources, recently acquired by Conoco Phillips. Most recently, from March 2006 to May 2007, he served as the Operations Manager for Conoco Phillips, San Juan Basin, including upstream and mid-stream operations which represented 10% of Conoco Phillips worldwide production, and from April 2000 to March 2006, Mr. Muncrief served as the General Manager of Operations — San Juan for Burlington Resources. Mr. Muncrief earned his Bachelor of Science degree from Oklahoma State University in 1980 and is a member of the American Petroleum Institute and the Society of Petroleum Engineers.

Mr. Marlin has served as Executive Vice President — Engineering since September 2004. He also was our Chief Operations Officer from February 2005 through July 2006. He was our engineering manager from November 2002 to September 2004. Prior to that, he was the engineering manager for STP from 1999 until STP’s acquisition by Quest in November 2002. Prior to that, he was employed by Parker and Parsley Petroleum as the Mid-Continent Operations Manager for 12 years. Mr. Marlin has more than 32 years industry experience involving all phases of drilling and production in more than 14 states. His experience also involved primary and secondary operations along with the design and oversight of gathering systems that move as much as 175 MMcf/d. He is a registered Professional Engineer holding licenses in Oklahoma and Colorado. Mr. Marlin earned a B.S. in Industrial Engineering and Management from Oklahoma State University in 1974. Mr. Marlin was a Director of the Mid-Continent Coal Bed Methane Forum.

Mr. Bolton has served as Executive Vice President — Land since May 2006. Prior to that, he was a Land Manager for Continental Land Resources, LLC, an Oklahoma based oil and gas lease broker from May 2004 to May 2006. Prior to that, Mr. Bolton was a landman for Continental Land Resources from April 2001 to May 2004. He was an independent landman from 1995 to April 2001. Mr. Bolton is a Certified Professional Landman with over 17 years of experience in various aspects of the oil and gas industry, and has worked extensively throughout Oklahoma, Texas, and Kansas. Mr. Bolton holds a Bachelor of Liberal Studies degree from the University of Oklahoma, attended the Oklahoma City University School of Law, and is a member of American Association of Petroleum Landmen, Oklahoma City Association of Petroleum Landmen, the American Bar Association, and the Energy Bar Association.

Mr. Hochstein joined us in January of 2006 as Manager of New Ventures. He then served as Executive Vice President — Exploration/A&D from March 2007 to December 2007 and has served as Executive Vice President — Exploration and Resource Development since December 2007. While serving as Manager of New Ventures, Mr. Hochstein led resource assessment efforts for several acquisition projects and was responsible for generating two new resource plays for us. In his new role, Mr. Hochstein will continue to develop new opportunities for us and oversee all geologic and reservoir engineering functions. Before joining us, Mr. Hochstein served for two years as a partner in Rockport Energy, a small E&P company. Prior to that he worked for El Paso Corporation in its coalbed methane division, serving as technical manager (January 2001 to August 2001), Director of Coalbed Methane (August 2001 to February 2003) and Vice President of CBM/Mid Continent and Rockies (February 2003 to April 2004). Prior to that, Mr. Hochstein worked for Sonat Exploration Co. from August 1981 to January 2001 in various positions, most recently as Manager of Geoscience. Mr. Hochstein has more than 25 years of industry experience and more than 10 years of unconventional resource experience. Mr. Hochstein holds a Bachelor of Science in Geologic Sciences from the University of Texas, Austin, and is a member of the American Association of Petroleum Geologists.

Mr. Simmons joined us in January 2006 as New Ventures Manager and assumed his new position as Executive Vice President — Acquisitions & Divestitures (A&D) in December 2007. In this role, Mr. Simmons leads our A&D efforts. Prior to joining us, Mr. Simmons was a partner in a private E&P company developing properties in south Texas and south Louisiana from January 2003 to December 2005. Prior to that, Mr. Simmons spent 22 years with Sonat Exploration and El Paso Corporation in various and executive positions, most recently as Vice President of the

Rocky Mountain Division and Vice President and Chief Engineer. Mr. Simmons holds a Bachelor of Science Degree in Structural Engineering from Texas A&M University and is a member of the Society of Petroleum Engineers.

Mr. Collins has served as Executive Vice President — Investor Relations since December 2007. Mr. Collins has more than 11 years of experience providing analysis and advice to oil and gas industry investors. Prior to joining us, he worked for A.G. Edwards & Sons, Inc., a national, full-service brokerage firm, from 1999 to 2007 in various positions, most recently as a Securities Analyst, where he was responsible for initiating the firm’s coverage of the high yield U.S. energy stock sector (E&P partnerships and U.S. royalty trusts). As an Associate Analyst (2001 to 2005) and Research Associate (1999 to 2001) at A.G. Edwards, he assisted senior analysts in coverage of the independent E&P and oilfield service sectors of the energy industry. Mr. Collins holds a Bachelors degree in Economics with a Business Emphasis from the University of Colorado at Boulder.

Board of Directors

Our Board of Directors is currently divided among three classes as follows:

Class I — John C. Garrison and Jon H. Rateau;

Class II — N. Malone Mitchell 3rd and William H. Damon III; and

Class III — Jerry D. Cash and James B. Kite, Jr.

The term of each class of directors expires at each annual meeting of stockholders, with the terms of Messrs. Mitchell and Damon expiring in 2008, the terms of Messrs. Cash and Kite expiring in 2009 and the terms of Messrs. Garrison and Rateau expiring in 2010.

Corporate Governance

Audit Committee

The Board of Directors has established a separately designated standing Audit Committee. The purposes of the Audit Committee are to oversee and review (i) the integrity of all financial information provided to any governmental body or the public and (ii) the integrity and adequacy of the our auditing, accounting and financial reporting processes and systems of internal control for financial reporting and disclosure controls and procedures.

The following three directors are members of the Audit Committee: John Garrison, Chair, Malone Mitchell and Jon Rateau. The Board of Directors has determined that each of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder, as amended, as incorporated into the listing standards of the Nasdaq Global Market. The Board of Directors has determined that Mr. Garrison is an “audit committee financial expert”, as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

The Audit Committee performs its functions and responsibilities pursuant to a written charter adopted by our Board of Directors, which is published on our Internet website at www.qrcp.net under the heading Corporate Governance.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees (“Code of Ethics”), which addresses conflicts of interests, that is applicable to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics describes the types of transactions that may be subject to the review, approval or ratification of the Audit Committee or the chief compliance officer. Any waiver of any provision of our Code of Ethics for a member of our Board of Directors, an executive officer, or a senior financial or accounting officer must be approved by our Audit Committee, and any such waiver will be promptly disclosed as required by law or Nasdaq rule.

A copy of our Code of Business Conduct is available on our internet website at www.qrcp.net under the heading Corporate Governance. We will also provide a copy of the Code of Ethics, without charge, to any stockholder who requests it. Requests should be addressed in writing to: Corporate Secretary at Quest Resource Corporation, 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102. We intend to post any amendment to or waiver from the Code of Ethics that applies to executive officers or directors on our website.

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

To our knowledge, based solely on a review of Forms 3, 4, 5 and amendments thereto furnished to us and written representations that no other reports were required, during and for the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with in a timely manner, except for the following:

•	Grants of bonus shares were not timely reported by Jerry Cash (6,913 shares), David Grose (4,753 shares), Richard Marlin (2,750 shares) and David Bolton (1,479 shares).

•	David Bolton did not timely report his disposition of 9,000 shares of common stock, which were sold to cover tax withholding obligations arising from the vesting of a bonus share award.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Philosophy

Our compensation philosophy is to manage Named Executive Officer (defined below) total compensation at the median level (50th percentile) relative to companies with which we compete for talent (which are primarily peer group companies). The Compensation Committee of our Board of Directors (the “Committee”) compares compensation levels with a selected cross-industry group of other natural gas and oil exploration and production companies of similar size to establish a competitive compensation package.

Role of the Compensation Committee

The Committee is responsible for reviewing and approving all aspects of compensation for the “Named Executive Officers” listed on page 13 (the “Named Executive Officers”). In meeting this responsibility, the Committee’s policy is to ensure that Named Executive Officer compensation complies with all applicable rules and regulations and is designed to achieve three primary objectives:

•	attract and retain well-qualified executives who will lead us and achieve superior performance;

•	tie annual incentives to achievement of specific, measurable short-term corporate goals; and

•	align the interests of management with those of the stockholders to encourage achievement of increases in stockholder value.

The Committee retained the independent compensation consulting firm of Towers Perrin (“T-P”) in February 2007 to: (i) assist the Committee in formulating our compensation policies for 2007 and future years; (ii) provide advice to the Committee concerning specific compensation packages and appropriate levels of Named Executive Officers’ and Board members’ compensation; (iii) provide advice about competitive levels of compensation and marketplace trends in the oil and gas industry; and (iv) review and recommend changes in our compensation system and programs. As described below, T-P compiled competitive salary data for thirteen peer group companies and assisted the Committee in its benchmarking efforts, among other things. T-P met with members of our management and had a conference call with the Committee in order to gather information about us and our business.

Role of Management in Compensation Process

Each year the Committee asks our Chief Executive Officer and Chief Financial Officer to present a proposed compensation plan for the fiscal year beginning January 1 and ending December 31 (each, a “Plan Year”), along with supporting and competitive market data. For 2007, T-P assisted our management in providing this competitive market data, primarily through published salary surveys. The compensation amounts presented to the Committee for the 2007 Plan Year were determined based upon the Chief Executive Officer’s negotiations with the Named Executive Officers (taking into account the T-P competitive data). The Committee then met with the Chief Executive Officer to review the proposal and establish the compensation plan, with members of T-P participating by telephone.

The Committee monitors the performance of our Named Executive Officers throughout the Plan Year against the targets set for each performance measure. At the end of the Plan Year, the Committee meets with the Chief Executive Officer and Chief Financial Officer to review the final results compared to the established performance goals before determining the Named Executive Officers’ compensation levels for the Plan Year. During this meeting, the Committee also establishes the Named Executive Officer compensation plan for the upcoming Plan Year, based on the Chief Executive Officer’s recommendations. In general, the plan must be established within the first 90 days of a Plan Year. However, during 2007, the Committee established a new management incentive plan for Quest Midstream GP, LLC employees, which was not finalized until the fourth quarter of 2007.

In addition, during 2007, we hired a number of new executive officers, including David Lawler who was one of the Named Executive Officers for 2007. The compensation packages for these new executive officers were negotiated between the Chief Executive Officer and the executive officers (taking into account the T-P competitive data). The Committee then met with the Chief Executive Officer to review and approve the proposed compensation packages.

Performance Peer Group

In 2007, the Committee retained T-P as its independent compensation consultant to advise the Committee on matters related to the Named Executive Officers’ compensation program. To assist the Committee in its benchmarking efforts, T-P provided a compensation analysis and survey data for a peer group of companies that are similar in scale and scope to us. With the assistance of T-P, the Committee selected a peer group consisting of the following thirteen publicly traded U.S. exploration and production companies: ATP Oil & Gas Corp., Brigham Exploration, Carrizo Oil & Gas Inc., Edge Petroleum, Gastar Exploration, GMX Resources, Goodrich Petroleum, Linn Energy, McMoRan Exploration, Parallel Petroleum, Toreador Resources Corp., and Warren Resources. In general, peer group companies were U.S. energy companies in the exploration and production sector which had annual revenues ranging from $30 million to $175 million.

Elements of Executive Compensation Program

Our compensation program for Named Executive Officers consists of the following components:

Base Salary:  Base salaries for all Named Executive Officers are established base on their scope of responsibilities, taking into account competitive market compensation paid by other companies in our peer group. The Committee considers the median salary range for each Named Executive Officer’s counterpart, but makes adjustments to reflect differences in job descriptions and scope of responsibilities for each Named Executive Officer and to reflect the Committee’s philosophy that each Named Executive Officer’s total compensation should be at the median level (50th percentile) relative to our peer group. The Committee annually reviews base salaries for Named Executive Officers and makes adjustments from time to time to realign their salaries, after taking into account individual performance, responsibilities, experience, autonomy, strategic perspectives and marketability, as well as the recommendations of the Chief Executive Officer.

As part of the Committee’s review of our compensation policies during the first quarter of 2007, the Committee determined, in consultation with T-P, that the base salaries for our Named Executive Officers were below the median levels for our peer group. As a result, the base salaries of the Named Executive Officers were significantly increased.

Management Annual Incentive Plans:  In 2006, the Committee established the Quest Resource Corporation Management Annual Incentive Plan, which we refer to as the “QRC Bonus Plan”. In December 2006, we formed Quest Midstream Partners, L.P. (“Quest Midstream”) to own and operate our natural gas gathering pipeline network. In connection with the formation of Quest Midstream, the decision was made to have the executive officers and employees that primarily work on our midstream operations be employed by Quest Midstream GP, LLC, our subsidiary that is the general partner of Quest Midstream. In addition, beginning in 2007, the executive officers and employees of Quest Midstream GP no longer participated in the QRC Bonus Plan. Instead, the Committee established the Quest Midstream Partners, L.P. Management Annual Incentive Plan, which we refer to as the “QMP Bonus Plan”. We refer to the QMP Bonus Plan and the QRC Bonus Plan together as the “Bonus Plans”. The QRC Bonus Plan is intended to recognize value creation by providing competitive incentives for meeting and exceeding annual financial and operating performance measurement targets related to our exploration and production operations and the QMP Bonus Plan is intended to recognize value creation by providing competitive incentives for meeting and exceeding annual financial and operating performance measurement targets related to our midstream operations.

Management level executive officers and employees that primarily work in our midstream operations participate in the QMP Bonus Plan and all of our other management level executive officers and employees participate in the QRC Bonus Plan. For 2007, Mr. Hoover was the only Named Executive Officer that participated in the QMP Bonus Plan.

By providing market-competitive bonus awards, the Committee believes the Bonus Plans support the attraction and retention of Named Executive Officer talent critical to achieving our strategic business objectives. The Bonus Plans put a significant portion of total compensation at risk by linking potential annual compensation to our achievement of specific performance goals during the year, which creates a direct connection between the executive’s pay and our financial performance.

The awards under the QRC Bonus Plan were paid in a combination of stock and cash for 2006. For 2007, awards under the Bonus Plans were payable solely in cash. The Committee anticipates that future annual bonus awards will also be paid only in the form of cash awards. The Committee made this change because of the roll out of the long-term equity incentive plan described below.

Each year the Committee will establish goals during the first quarter of the calendar year. However, since 2007 was the first year for the QMP Bonus Plan, the performance goals were not finalized until the fourth quarter of 2007. The 2007 performance goals for each Bonus Plan are described below. The amount of the bonus payable to each participant varies based on the percentage of the performance goals achieved and the employee’s position with the company. More senior ranking management personnel are entitled to bonuses that are potentially a higher percentage of their base salaries, reflecting the Committee’s philosophy that higher ranking employees should have a greater percentage of their overall compensation at risk.

Each executive officer and key employee that participates in the Bonus Plans has a target bonus percentage expressed as a percentage of base salary based on his or her level of responsibility. The performance criteria for 2007 includes minimum performance thresholds required to earn any incentive compensation, as well as maximum payouts geared towards rewarding extraordinary performance, thus, actual awards can range from 0% (if performance is below 60% of target) to 100% of base salary for our most senior executives (if performance is 150% of target). For 2007, the potential bonus amounts for each of Messrs. Cash, Grose, Lawler and Hoover were as follows: If we achieved an average of our financial goals of 60%, their incentive awards would be 22% of base salary. If we achieved an average of our financial goals of 100%, their incentive awards would be 42% of base salary. If we achieved an average of our financial goals of 150%, their incentive awards would be 99% of base salary. For 2007, the potential bonus amounts for each of the other Named Executive Officers were as follows: If we achieved an average of our financial goals of 60%, their incentive awards would be 7% of base salary. If we achieved an average of our financial goals of 100%, their incentive awards would be 27% of base salary. If we achieved an average of our financial goals of 150%, their incentive awards would be 73.5% of base salary.

After the end of the Plan Year, the Committee determines to what extent we and the participants have achieved the performance measurement goals. The Committee calculates and certifies in writing the amount of each participant’s bonus based upon the actual achievements and computation formulae set forth in the applicable Bonus Plan. The Committee has no discretion to increase the amount of any Named Executive Officer’s bonus as so determined, but may reduce the amount of or totally eliminate such bonus, if it determines, in its absolute and sole discretion that such reduction or elimination is appropriate in order to reflect the Named Executive Officer’s performance or unanticipated factors. The performance period (“Incentive Period”) with respect to which target awards and bonuses may be payable under the Bonus Plans will generally be the fiscal year beginning on January 1 and ending on December 31, but the Committee has the authority to designate different Incentive Periods.

QRC Bonus Plan 2007 Performance Goals.  The Committee increased the 2007 performance targets for the QRC Bonus Plan from the 2006 levels. The Committee eliminated “pipeline operating expense” as a performance measure in 2007, because the midstream pipeline operations were dropped into Quest Midstream in December 2006. The Committee established the 2007 performance targets and percentages of goals achieved for each of the five corporate financial goals described below:

	Percentage of Goal Achieved
	50%	100%	150%

Performance Measure
EBITDA (earnings before interest, taxes, depreciation and amortization)	$34,000,000	$54,000,000	$74,000,000
Lease operating expense (excluding gross production taxes and ad valorem taxes)	$1.31/Mcf	$1.23/Mcf	$1.15/Mcf
Finding and development cost	$1.67/Mcf	$1.50/Mcf	$1.33/Mcf
Year end proved reserves	193.5 Bcfe	215 Bcfe	236.5 Bcfe
Production	16.2 Bcfe	18.0 Bcfe	19.8 Bcfe

Each of the five corporate financial goals were equally weighted. The amount of the incentive bonus varies depending upon the average percentage of the financial goals achieved. For amounts between 50% and 100% and between 100% and 150%, linear interpolation is used to determine the “Percentage of Goal Achieved”. For amounts below 50%, the “Percentage of Goal Achieved” is determined using the same scale as between 50% and 100%. For amounts in excess of 150%, the “Percentage of Goal Achieved” is determined using the same scale as between 100% and 150%. For 2007, no incentive awards were payable under the QRC Bonus Plan if the average percentage of the financial goals achieved was less than 60%. Additionally, no additional incentive awards were payable if the average percentage of the financial goals achieved exceeds 150%. For 2007, the average percentage of the financial goals achieved under the QRC Bonus Plan was 100%.

Mr. Lawler commenced employment as our chief operating officer in April 2007, and Mr. Lawler received a pro rata portion equal to approximately 73% of the bonus for 2007.

QMP Bonus Plan 2007 Performance Goals.  During the fourth quarter of 2007, the Committee established the 2007 performance targets and percentages of goals achieved for each of the five partnership financial goals described below:

	Percentage of Goal Achieved
	50%	100%	150%

Performance Measure
EBITDA (earnings before interest, taxes, depreciation and amortization)	$10,687,000	$15,586,000	$20,485,000
Pipeline operating expense	$14,711,000	$16,345,000	$17,980,000
Return on invested capital	5.81%	8.58%	11.35%
Distributable cash flow/common unit	$0.00	$2.68	$5.94
Distributable cash flow/unit	$0.00	$1.36	$3.01

The goals of EBITDA and return on invested capital were each weighted at 30%, the goal of distributable cash flow/unit was weighted at 20%, and the goals of pipeline operating expense and distributable cash flow/common unit were each weighted at 10%. For 2007, no incentive awards were payable under the QMP Bonus Plan if the average percentage of the financial goals achieved was less than 60%. Additionally, no additional incentive awards were payable if the average percentage of the financial goals achieved exceeded 105%. For 2007, the average percentage of the financial goals achieved for the QMP Bonus Plan was approximately 70%.

Richard A. Hoover served as President of Quest Midstream GP until September 2007. Richard E. Muncrief replaced Mr. Hoover in that position in September 2007. Mr. Hoover received 75% of the incentive bonus amount payable for 2007, and Mr. Muncrief received a pro rata portion equal to approximately 28% of the incentive bonus payable for 2007.

Productivity Gain Sharing Payments:  A one-time cash payment equal to 10% of an individual’s monthly base salary is earned during each month that our CBM production rate increases by 1,000 Mcf/day over the prior record. All of our employees are eligible to receive productivity gain sharing payments. The purpose of these payments is to incentivize all employees, including Named Executive Officers, to continually and immediately focus on production. The Named Executive Officers received payments equal to approximately 1.6 additional months of base salary as a result of this plan, as follows: Jerry Cash — $69,167; David Grose — $46,458; David Lawler — $26,583; David Bolton — $31,875; Richard Marlin — $35,113; and Richard Hoover — $37,104. Our management believes this incentive plan is unique to us and is not used by the peer group companies. As a result, the Committee believes these productivity payments help us attract and retain talented and highly motivated Named Executive Officers.

Discretionary Bonus Plan:  At the discretion of the Committee, cash bonuses or deferred compensation plan contributions may be paid to an executive officer. The purposes of such bonuses are to recognize a unique circumstance or performance beyond a contemplated level. The Committee evaluates such awards within the context of our overall performance. The determination of the type and amount of each discretionary bonus is based upon the recommendation of the Chief Executive Officer, as well as the individual performance and contribution of the executive officer to our performance.

Equity Awards

The Committee believes that the long-term performance of our executive officers is achieved through ownership of stock-based awards, such as stock options, which expose executive officers to the risks of downside stock prices and provide an incentive for executive officers to build shareholder value.

Omnibus Stock Award Plan.  Our 2005 Omnibus Stock Award Plan (the “Omnibus Plan”) provides for grants of non-qualified stock options, restricted shares, bonus shares, deferred shares, stock appreciation rights, performance units and performance shares. Currently, the total number of shares that may be issued under the Omnibus Plan is 2,200,000. The Omnibus Plan also permits the grant of incentive stock options. The objectives of the Omnibus Plan are to strengthen key employees’ and non-employee directors’ commitment to our success, to stimulate key employees’ and non-employee directors’ efforts on our behalf and to help us attract new employees with the education, skills and experience we need and retain existing key employees. All of our equity awards consisting of our common stock are issued under the Omnibus Plan.

Long-Term Incentive Plan.  For 2007, the Committee added a new long-term incentive plan for our executive officers under the Omnibus Plan. The new plan is intended to encourage participants to focus on our long-term performance and provide an opportunity for our executive officers to increase their stake in us through grants of restricted stock pursuant to the terms of the Omnibus Plan. The Committee designed the long-term incentive plan to:

•	enhance the link between the creation of stockholder value and long-term incentive compensation;

•	provide an opportunity for increased equity ownership by executive officers; and

•	maintain a competitive level of total compensation.

The Committee determined the level of awards based on market data provided by T-P and the recommendations of the Chief Executive Officer (which in some cases were based on negotiations with executive officers). Award levels vary among participants based on their position within the Company. The awards are subject to the terms of an Award Agreement which outlines a vesting schedule (at the conclusion of each year of service, one-third of the award amount vests with the entire award vested at the end of three years) which is expected to help retain executive officers as any unvested awards are forfeited if that individual terminates his employment without good reason. There are no additional performance criteria that must be met in order for the award to be earned. The vesting schedule for the awards accelerates if an executive officer is terminated without cause by us or for good reason by the executive officer.

Quest Midstream Equity Awards.  During 2007, the Committee also made selected grants of bonus common units to certain of our executive officers and key employees that perform services primarily for Quest Midstream. The grants were intended to encourage participants to focus on Quest Midstream’s long-term performance and provide an opportunity for the participating employees to have an ownership stake in Quest Midstream through grants of bonus common units. The Committee granted the awards to:

•	enhance the link between the creation of unitholder value and long-term incentive compensation;

•	provide an opportunity for increased equity ownership in Quest Midstream by participating employees; and

•	maintain a competitive level of total compensation.

The Committee determined the level of awards based on market data provided by T-P and the recommendations of the Chief Executive Officer (which in some cases were based on negotiations with executive officers). Award levels vary among participants based on their position within Quest Midstream. The awards are subject to the terms of an Award Agreement which outlines a vesting schedule which is expected to help retain executive officers as any unvested awards are forfeited if that individual terminates his employment without good reason. There are no additional performance criteria that must be met in order for the award to be earned. The vesting schedule for the awards accelerates if an executive officer is terminated without cause by us or for good reason by the executive officer. Executive officers are entitled to distribution equivalents on the bonus common units prior to vesting. During 2007, Mr. Hoover was the only Named Executive Officer to receive a grant of Quest Midstream bonus common units.

Quest Energy Partners Long Term Incentive Plan.  In July 2007, we formed Quest Energy Partners, L.P. (“Quest Energy”) to own and operate our Cherokee Basin assets and to acquire, exploit and develop oil and natural gas properties in the Cherokee Basin. On November 14, 2007, Quest Energy’s general partner, Quest Energy GP, LLC, adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan for employees, consultants and directors of Quest Energy GP and any of its affiliates who perform services for Quest Energy. The long-term incentive plan consists of the following securities of Quest Energy: options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under the long-term incentive plan is to provide additional incentive compensation to employees providing services to Quest Energy, and to align the economic interests of such employees with the interests of Quest Energy’s unitholders. The total number of common units available to be awarded under the long-term incentive plan is 2,115,950. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The plan is administered by the Committee, provided that administration may be delegated to such other committee as appointed by Quest Energy GP’s board of directors. To date, no awards have been made under this plan other than to the independent directors of Quest Energy GP.

Benefits

Our employees, including the Named Executive Officers, who meet minimum service requirements are entitled to receive medical, dental, life and long-term disability insurance benefits for themselves (and beginning the first of the following month after 90 days of employment, 50% coverage for their dependents). Our Named Executive Officers also participate along with other employees in our 401(k) plan and other standard benefits. Our 401(k) plan provides for matching contributions by us and permits discretionary contributions by us of up to 10% of a participant’s eligible compensation. Such benefits are provided equally to all employees, other than where benefits are provided pro rata based on the respective Named Executive Officer’s salary (such as the level of disability insurance coverage).

Perquisites

We believe our executive compensation program described above is generally sufficient for attracting talented executives and that providing large perquisites is neither necessary nor in the stockholders’ best interests. Certain perquisites are provided to provide job satisfaction and enhance productivity. For example, we provide an automobile for Mr. Cash and Mr. Marlin and provided an automobile for Mr. Hoover to use when visiting our headquarters in Oklahoma City. On occasion family members and acquaintances have accompanied Mr. Cash on business trips made on private charter flights. The Named Executive Officers also are eligible to receive gym club memberships. Mr. Lawler received reimbursement of certain relocation expenses in connection with his move to Oklahoma City.

Ownership Guidelines (Stock Ownership Policy)

Our Board of Directors, upon the Committee’s recommendation, has adopted a Stock Ownership Policy for our corporate officers and directors (“Guideline Owners”) to ensure that they have a meaningful economic stake in us. The guidelines are designed to satisfy an individual Guideline Owner’s need for portfolio diversification, while maintaining management stock ownership at levels high enough to assure our stockholders of management’s commitment to value creation.

The Committee will annually review each Guideline Owner’s compensation and stock ownership levels to confirm if appropriate or make adjustments. The Committee requires that the Guideline Owners have direct ownership of our common stock in at least the follow amounts:

•	CEO — five times base salary

•	Directors — four times cash compensation (including committee fees)

•	Direct CEO Reports — two and one-half times base salary

•	Corporate Officers (vice president or higher and controller) — one and one-half times base salary.

A corporate officer has five years to comply with the ownership requirement from the later of: (a) February 1, 2007 or (b) the date the individual was appointed to a position noted above. A director has five years to comply with the ownership requirement from the later of: (a) January 1, 2008 or (b) the date the individual was appointed to be a director. If a corporate officer is promoted to a position with a higher stock ownership salary multiple, the corporate officer will have five years from the date of the change in position to reach the higher expected stock ownership salary multiple, but still must meet the prior expected stock ownership salary multiple within the original five years of the date first appointed to such prior position or February 1, 2007, whichever is later.

Until a Guideline Owner achieves the applicable stock ownership salary multiple, the following applies:

•	Restricted Stock/Bonus Share Awards. Upon vesting of a restricted stock or bonus share award, the Guideline Owner is required to hold the net profit shares until the applicable Stock Ownership Guideline is met.

•	Exercise of Options. Upon exercise of a stock option, the Guideline Owner is required to hold net profit shares (less any shares used to pay the exercise price for the shares) until the applicable Stock Ownership Guideline is met.

•	Reporting of Taxes upon Vesting/Exercise. The Guideline Owner must report to the Corporate Secretary the number of shares required by such Guideline Owner to pay the applicable taxes upon the vesting of restricted stock or bonus share awards or exercise of stock options in excess of the minimum statutory taxes and any shares used to pay the exercise price of any options.

Notwithstanding the foregoing, corporate officers are not required to hold bonus shares that were originally granted prior to January 1, 2007 or any bonus shares awarded pursuant to the 2006 management annual incentive plan. In addition, Mr. Grose is not required to hold the 70,000 unrestricted shares awarded to him in connection with the execution of his employment agreement on April 9, 2007.

Required Ownership Shares.  Upon reaching the required stock ownership salary multiple, the Guideline Owner must certify to the Corporate Secretary that the ownership requirements have been met and the Corporate Secretary must confirm such representation and record the number of shares required to be held by the Guideline Owner based on the closing price of the shares and the corporate officer’s current salary level or the director’s current compensation level on the day prior to certification by the Guideline Owner (the “Required Ownership Shares”).

The Guideline Owner will not be required to accumulate any shares in excess of the Required Ownership Shares so long as the Required Ownership Shares are held by the Guideline Owner, regardless of changes in the price of the shares. However, the Guideline Owner may only sell shares held prior to certification if, after the sale of shares, the Guideline Owner will (a) still own a number of shares equal to at least the Required Ownership Shares or (b) still be in compliance with the stock ownership salary multiple as of the day the shares are sold based on current share price and salary level.

Annual Review.  The Committee will review all Required Ownership Shares levels of the Guideline Owners covered by the Policy on an annual basis. Deviations from the Stock Ownership Policy can only be approved the Committee and then only because of a “personal hardship”.

Policy Regarding Hedging Stock Ownership

The Board of Directors, upon the Committee’s recommendation, adopted a policy that prohibits Named Executive Officers from speculating in our stock, which includes, but is not limited to, the following: short selling (profiting if the market price of the stock decreases); buying or selling publicly traded options, including writing covered calls; taking out margin loans against stock options; and hedging or any other type of derivative arrangement that has a similar economic effect without the full risk or benefit of ownership.

Compensation Recovery Policies

The Board maintains a policy that it will evaluate in appropriate circumstances whether to seek the reimbursement of certain compensation awards paid to a Named Executive Officer if such person(s) engage in misconduct that caused or partially caused a restatement of financial results, in accordance with section 304 of the Sarbanes-Oxley Act of 2002. If circumstances warrant, we will seek to claw back appropriate portions of the Named Executive Officers’ compensation for the relevant period, as provided by law.

Tax and Accounting Considerations

U.S. federal tax laws (Section 162(m) of the Internal Revenue Code of 1986, as amended) impose a limitation on our U.S. income tax deductibility of Named Executive Officer compensation, unless it is “performance-based” under the tax rules. The Committee is concerned about the tax aspects of restricted stock and bonus share grants because they are not currently performance-based awards. The Committee will evaluate and consider possible performance elements for future awards. The Committee, however, does not believe the failure of Named Executive Officers equity awards to qualify as performance based awards to have a material impact on the Company at this time.

Executive Compensation and Other Information

The table below sets forth information concerning the annual and long-term compensation paid to or earned by the Chief Executive Officer, the Chief Financial Officer, the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007 and Richard Hoover, who was one or our most highly compensated executive officers for 2007, but was not serving as an executive officer as of December 31, 2007 (the “Named Executive Officers”).

Summary Compensation Table

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Compensation(2)	Compensation(3)		Total

Jerry D. Cash	2007	$525,000	$1,200	$1,814,239	$182,367	$46,913	(4)	$2,569,719
Chairman of the Board,	2006	$400,000	$1,300	$14,000	$165,333	$89,308		$669,941
President and Chief Executive Officer
David E. Grose	2007	$350,000	$1,200	$1,066,130	$124,658	$15,550		$1,557,538
Chief Financial Officer	2006	$275,000	$1,200	$233,485	$113,667	$43,193		$666,545
David Lawler(6)	2007	$268,739	$1,200	$435,494	$27,783	$4,148		$737,364
Chief Operating Officer
Richard Marlin	2007	$248,000	$1,200	$254,720	$80,863	$20,550		$605,333
Executive VP Engineering	2006	$247,500	$1,000	$228,505	$77,550	$48,156		$602,711
David Bolton	2007	$225,000	$1,200	$298,980	$57,038	$14,325		$596,543
Executive VP Land	2006	$100,961	$1,000	$67,174	$39,588	$13,485		$222,208
Richard Hoover	2007	$273,280	$—	$753,208 (7)	$60,236	$157,762	(5)	$1,244,486
Executive VP Midstream	2006	$128,510	$1,000	$217,864	$43,757	$43,243		$434,374

(1)	Includes expense related to bonus shares, restricted stock and, for Mr. Hoover, bonus common units of Quest Midstream, granted under employment agreements. Expense for the bonus shares, restricted stock and Quest Midstream bonus common units is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised) (“SFAS No. 123R”) and represents the grant date fair value, which for our common stock was determined by utilizing the closing stock price on the date of grant, with expense being recognized ratably over the requisite service period. Also includes equity portion of the QRC Bonus Plan award earned for 2006. Twenty-five percent of the bonus shares vested in March 2007 at the time the Committee determined the amount of the awards based upon 2006 performance and the remaining portion vests and will be paid in March of each of the next three years.

(2)	Represents the Bonus Plan awards earned for 2007 and paid in 2008 and productivity gain sharing bonus payments earned and paid in 2007.

(3)	Company matching and profit sharing contribution under the 401(k) savings plan and life insurance premiums. Salary shown above has not been reduced by pre-tax contributions to the company-sponsored 401(k) savings plan. For 2007, Company matching contributions and profit sharing contribution amounts were as follows: Mr. Cash — $15,500, Mr. Grose — $15,500, Mr. Lawler — $4,131, Mr. Marlin — $20,500, Mr. Bolton — $14,275, and Mr. Hoover — $20,500.

(4)	In addition to the items described in (3) above, also includes expenses related to a company provided automobile ($30,712) and benefits for gym services. On occasion, family members and acquaintances have accompanied Mr. Cash on business trips made on private charter flights at no incremental cost to us.

(5)	In addition to the items described in (3) above, also includes (i) $5,983 of commuting expenses for Mr. Hoover’s airfare, auto rental and lodging while in the Oklahoma City corporate office, until we opened our Houston office during year 2007, (ii) $63,694 of distribution equivalents paid on the Quest Midstream bonus common units granted to him and (iii) $88,085 representing cash amounts paid to him and the value of unvested equity awards that vested pursuant to his settlement agreement in excess of the amount reported in the “Stock Awards” column. See the description of Mr. Hoover’s settlement agreement below for additional information.

(6)	Mr. Lawler’s employment as our chief operating officer commenced on April 10, 2007.

(7)	Mr. Hoover forfeited 37,500 Quest Midstream bonus common units and 5,000 bonus shares of our common stock in connection with the settlement agreement entered into in connection with the termination of his employment during 2007.

Grants of Plan-Based Awards in 2007

No stock options were granted to any of our Named Executive Officers during the year ended December 31, 2007.

This table discloses the actual number of restricted stock awards granted during the last fiscal year and the grant date fair value of these awards and the estimated payouts under non-equity incentive plan awards.

Grants of Plan-Based Awards in 2007

							All Other
							Stock
							Awards:
							Number of	Grant Date
							Shares of	Fair Value
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Stock or	of Stock And
	Approval	Grant		Threshold	Target	Maximum	Units	Option
Name	Date	Date		($)	($)	($)	(#)	Awards

Jerry Cash	3/30/07	4/2/07	(1)				493,080	$4,329,242
			(2)	$115,500	$220,500	$525,000
			(3)		$69,167
David Grose	3/30/07	4/2/07	(1)				105,000	$921,900
	3/30/07	3/30/07					70,000 (4)	$641,900
			(2)	$77,000	$147,000	$350,000
			(3)		$46,458
David Lawler	4/10/07	4/10/07	(1)				105,000	$926,100
			(2)	$63,800	$121,800	$290,000
			(3)		$26,583
Richard Marlin	2/23/07	3/21/07	(1)				45,000	$388,800
			(2)	$17,360	$66,960	$182,280
			(3)		$35,113
Dave Bolton	2/23/07	3/07/07	(1)				45,000	$360,450
			(2)	$15,750	$60,750	$165,375
			(3)		$31,875
Richard Hoover	2/23/07	2/24/07	(1)				75,000	$1,387,500
			(2)	$75,350	$143,850	$342,500
			(3)		$37,104

(1)	Represents equity awards granted in connection with the execution of the Named Executive Officers’ employment agreements in 2007. Grant date is the date the employment agreements were executed. Except for Messrs. Lawler and Hoover, one-third of each award vests on March 16, 2008, 2009 and 2010. For Mr. Lawler, 15,000 shares were immediately vested and 30,000 shares vested on May 1 of each of 2008, 2009 and 2010. For Mr. Hoover, the award was for bonus common units of Quest Midstream and 25,000 bonus common units vested on the later of January 1 of each of 2008, 2009 and 2010 or a “liquidity event” as defined in his employment agreement.

(2)	Represents an award under our Bonus Plans for 2007. On March 5, 2008, the Committee determined the amount of the award payable for 2007 based upon 2007 performance. The amount for Mr. Lawler is pro-rated based on his employment commencement date in 2007. The amount for Mr. Hoover is pro rated based on the terms of the settlement agreement entered into in connection with the termination of his employment. See “Compensation Discussion and Analysis — Elements of Executive Compensation Program — Management Annual Incentive Plans” for a discussion of the performance criteria applicable to these awards.

(3)	Represents amount payable under our productivity gain sharing bonus program.

(4)	Award was immediately vested.

Equity Awards Outstanding at Fiscal Year-End 2007

The following table shows unvested stock awards outstanding for the Named Executive Officers as of December 31, 2007. Market value is based on the closing market price of our common stock on December 31, 2007 ($7.17 a share).

	Stock Awards
		Market Value
	Number of	of Shares
	Shares or	or Units
	Units That	of Stock That
	Have Not	Have Not
	Vested	Vested

Jerry Cash(1)	498,264	$3,572,553
David Grose(2)	108,564	$778,404
David Lawler(3)	90,000	$645,300
Richard Marlin(4)	59,064	$423,489
Dave Bolton(5)	66,110	$474,009
Richard Hoover	—	$—

(1)	166,088 shares vest on each of March 16, 2008, 2009 and 2010.

(2)	36,188 shares vest on each of March 16, 2008, 2009 and 2010.

(3)	30,000 shares vest on each of May 1, 2008, 2009 and 2010.

(4)	15,688 shares vest on each of March 16, 2008, 2009 and 2010. 12,000 shares vest on April 4, 2008.

(5)	15,370 shares vest on each of March 16, 2008, 2009 and 2010. 20,000 shares vest on October 5, 2008.

Stock Vested in 2007

The following table sets forth certain information regarding stock awards vested during 2007 for the Named Executive Officers.

	Number of	Stock Awards
	Shares of	Number of QMP
	Common Stock	Common Units
	Acquired on	Acquired on	Value Realized on
	Vesting	Vesting	Vesting
Name	(#)	(#)	($)

Jerry Cash	1,728		$16,813
David Grose	119,188		$1,159,018
David Lawler	15,000		$145,950
Richard Marlin	24,688		$240,214
David Bolton	20,370		$206,600
Richard Hoover	35,000	37,500	$1,059,650

For purposes of the above table, the amount realized upon vesting is determined by multiplying the number of shares of stock or units by the market value of the shares or units on the date the shares were issued to the Named Executive Officer.

Director Compensation for 2007

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our directors during the fiscal year ended 2007.

	Fees Earned
	or Paid	Option
	in Cash	Awards		Total
Name	($)	($)(1)		($)

James Kite	$39,500	$44,864	(2)	$84,364
Jon Rateau	$33,500	$44,864	(2)	$78,364
John Garrison	$33,000	$44,864	(2)	$77,864
Malone Mitchell	$26,500	$52,655	(3)	$79,155
William Damon	$23,000	$52,655	(3)	$75,655

(1)	Represents the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with FAS 123R.

(2)	In October 2005, Messrs. Kite, Rateau, and Garrison each received a grant of an option for 50,000 shares of common stock. Options for 10,000 shares were immediately vested and the options for the remaining 40,000 shares vest 10,000 per year over the next four years; provided that the director is still serving on the board of directors at the time of the vesting of the stock options. As of March 19, 2008, 30,000 of these options were vested for each of Messrs., Kite, Rateau and Garrison. Each option has a term of 10 years and an exercise price of $10.00 per share. The FAS 123R grant date fair value of each option award was $229,000.

(3)	In August 2007, Messrs. Mitchell and Damon each received a grant of an option for 50,000 shares of common stock. Options for 10,000 shares were immediately vested and the options for the remaining 40,000 shares vest 10,000 per year over the next four years; provided that the director is still serving on the board of directors at the time of the vesting of the stock options. As of March 19, 2008, 10,000 of these options were vested for each of Messrs. Mitchell and Damon. Each option has a term of 10 years and an exercise price of $10.05 per share. The FAS 123R grant date fair value of each option award was $263,000.

In addition to the option awards described above, all of our non-employee directors received the following cash compensation for the fiscal year ended 2007:

•	annual director fee of $20,000 per year (the fees for Messrs. Damon and Mitchell were pro rated for 2007 based on their length of service); and

•	$2,000 for each board meeting attended in person and $500 for each telephonic board meeting.

Beginning January 1, 2008, our non-employee directors will receive an annual director fees of $50,000, but will not receive any separate fees for attending meetings of the Board of Directors. The chairman of the Audit Committee will receive an additional $7,500 and the chairmen of the Compensation and Nominating Committee’s will each receive an additional $5,000. Additionally, our non-employee directors will be awarded a grant of 10,000 shares of our common stock immediately following each annual meeting of our stockholders; provided, however, that if a director has been awarded a prior grant of restricted shares that vests over time, the number of restricted shares vesting in that calendar year will be subtracted from the 10,000 shares granted after the annual meeting of our stockholders.

In March 2008, the Board of Directors approved the exchange of each unvested stock option for one-half of a share of restricted common stock of the Company, with the same vesting schedule as their unvested options. The directors made the decision to exchange the stock options for shares of restricted stock in order to more closely align the interests of the directors with those of the stockholders. The directors also believed that the recent trend in director compensation was to grant awards of restricted stock rather than stock options. The exchange ratio was determined based on market data provided by T-P. As a result of the exchange, Messrs. Kite, Rateau and Garrison each received 10,000 shares of our restricted common stock and Messrs. Damon and Mitchell each received 20,000 shares of our restricted common stock. 5,000 of these shares vest each year over the next two years for Messrs. Kite, Rateau and Garrison and over the next four years for Damon and Mitchell.

Employment Contracts

Each of the Named Executive Officers has an employment agreement. Except as described below, the employment agreements for each of the Named Executive Officers are substantially similar and were entered into with us (or in the case of Mr. Hoover, our subsidiary Quest Midstream GP, LLC) during 2007. The employment agreements for Messrs. Cash and Grose replaced their existing employment agreements. In connection with the termination of Mr. Hoover’s employment in September 2007, Mr. Hoover’s employment agreement was terminated and we entered into a settlement agreement with him, which is described below. Accordingly, the following description of the employment agreements of the Named Executive Officers omits Mr. Hoover’s former employment agreement.

Each of these agreements has an initial term of three years (the “Initial Term”). Upon expiration of the Initial Term, each agreement will automatically continue for successive one-year terms, unless earlier terminated in accordance with the terms of the agreement. The positions, base salary and number of restricted shares of our common stock granted under each of the employment agreements is as follows:

			Number of
			Shares of
		Base	Restricted
Name	Position	Salary	Stock

Jerry Cash	Chief Executive Officer	$525,000	493,080
David Grose	Chief Financial Officer	$350,000	105,000
David Lawler	Chief Operating Officer	$290,000	90,000
David Bolton	Executive Vice President — Land	$225,000	45,000
Richard Marlin	Executive Vice President — Engineering	$248,000	45,000

One-third of the restricted shares vest on each of the first three anniversary dates of each employment agreement. In addition, Mr. Grose and Mr. Lawler received 70,000 and 15,000 unrestricted shares, respectively, of our common stock in connection with the execution of their employment agreements.

Each executive is eligible to participate in all of our incentive bonus plans that are established for our executive officers. If we terminate an executive’s employment without “cause” (as defined below) or if an executive terminates his employment agreement for Good Reason (as defined below), in each case after notice and cure periods —

•	the executive will receive his base salary for the remainder of the term,

•	we will pay the executive’s health insurance premium payments for the duration of the COBRA continuation period (18 months) or until he becomes eligible for health insurance with a different employer,

•	the executive will receive his pro rata portion of any annual bonus and other incentive compensation to which he would have been entitled; and

•	his unvested shares of restricted stock will vest (which vesting may be deferred for six months if necessary to comply with Section 409A of the Internal Revenue Code).

Under each of the employment agreements, Good Reason means:

•	our failure to pay the executive’s salary or annual bonus in accordance with the terms of the agreement (unless the payment is not material and is being contested by us in good faith);

•	if we require the executive to be based anywhere other than Oklahoma City, Oklahoma;

•	a substantial reduction in the executive’s duties or responsibilities; or

•	the executive no longer has the title specified above.

For purposes of the employment agreements, “cause” includes the following:

•	any act or omission by the executive that constitutes gross negligence or willful misconduct;

•	theft, dishonest acts or breach of fiduciary duty that materially enrich the executive or materially damage us or conviction of a felony,

•	any conflict of interest, except those consented to in writing by us;

•	any material failure by the executive to observe our work rules, policies or procedures;

•	failure or refusal by the executive to perform his duties and responsibilities required under the employment agreements, or to carry out reasonable instruction, to our satisfaction;

•	any conduct that is materially detrimental to our operations, financial condition or reputation; or

•	any material breach of the employment agreement by the executive.

The following summarizes potential maximum payments that an executive could receive upon a termination of employment without cause or for Good Reason, actual amounts are likely to be less.

	Base	Unvested Equity
Name	Salary(1)	Compensation(2)	Bonus(3)	Benefits(4)	Total

Jerry Cash	$1,575,000	$3,572,553	$338,625	$9,183	$5,495,361
David Grose	$1,050,000	$778,404	$225,750	$13,701	$2,067,855
David Lawler	$870,000	$645,300	$187,050	$13,701	$1,716,051
Richard Marlin	$744,000	$423,489	$122,760	$9,183	$1,299,432
David Bolton	$675,000	$474,009	$111,375	$13,701	$1,274,085

(1)	Assumes full three years of salary is paid. Actual amount paid will be equal to the remaining base salary payable under the agreement.

(2)	Assumes all equity awards are unvested on the date of termination. For purposes of this table, we have used the number of unvested shares as of December 31, 2007 and the closing price of our common stock on that date ($7.17).

(3)	Represents target amounts payable under our Bonus Plans and productivity gain sharing payments for 2008. Assumes a full year’s bonus (i.e., if employment were terminated on December 31 of a year). Actual payment would be pro-rated based on the number of days in the year during which the executive was employed.

(4)	Represents 18 months of insurance premiums at current rates.

In general, base salary payments will be paid to the executive in equal installments on our regular payroll dates, with the installments commencing six months after the executive’s termination of employment (at which time the executive will receive a lump sum amount equal to the monthly payments that would have been paid during such six month period). However, the payments may be commenced immediately if an exemption under Internal Revenue Code § 409A is available. If the executive’s employment is terminated without cause within two years after a change in control (as defined below), then the base salary payments will be paid in a lump sum six months after termination of employment.

Under the employment agreements, a “change in control” is generally defined as:

•	the acquisition by any person or group of our common stock that, together with shares of common stock held by such person or group, constitutes more than 50% of the total voting power of our common stock;

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) ownership of our common stock possessing 35% or more of the total voting power of our common stock;

•	a majority of members of our board of directors being replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the date of the appointment or election; or

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately prior to the acquisition or acquisitions.

The pro rata portion of any annual bonus or other compensation to which the executive would have been entitled for the year during which the termination occurred will be paid at the time bonuses are paid to all employees, or if later, six months after the executive’s termination of employment (unless an exception to Internal Revenue Code § 409A applies).

If the executive is unable to render services as a result of physical or mental disability, we may terminate his employment, and he will receive a lump-sum payment equal to one year’s base salary and all compensation and benefits that were accrued and vested as of the date of termination. If necessary to comply with Internal Revenue Code § 409A, the payment may be deferred for six months.

Each of the employment agreements also provides for one-year restrictive covenants of non-solicitation in the event the executive terminates his own employment or is terminated by us for cause. Our obligation to make severance payments is conditioned upon the executive not competing with us during the term that severance payments are being made.

Settlement Agreement With Richard Hoover

On September 19, 2007, Quest Midstream GP terminated the employment agreement with Richard Hoover, the president of Quest Midstream GP, and accordingly, terminated Mr. Hoover’s employment with Quest Midstream GP. On November 8, 2007, we and Quest Midstream GP entered into a Settlement and Release Agreement with Mr. Hoover to resolve any disputes between us and Mr. Hoover related to: (i) Mr. Hoover’s employment agreement, (ii) Mr. Hoover’s employment with Quest Midstream GP or (iii) the termination of Mr. Hoover’s employment with Quest Midstream GP. According to the terms of the Settlement and Release Agreement, Mr. Hoover is entitled to a pro rata portion in the amount of 75% of any incentive bonus payable for 2007. One half of his base salary under the employment agreement will be paid out in equal installments over the remaining term of his employment agreement in accordance with the provisions of the agreement. Quest Midstream GP also agreed to reimburse Mr. Hoover his health insurance premium payments for the longer of one year or until he becomes eligible for health insurance with a different employer.

In addition, Mr. Hoover became vested in 5,000 shares of our common stock and 37,500 Quest Midstream common units. The Quest Midstream common units are to be delivered to Mr. Hoover in two tranches of 18,750 units. The first tranche of Quest Midstream common units is to be delivered upon the later of a liquidity event or April 1, 2008, and the second tranche is to be delivered upon the later of a liquidity event or April 1, 2009. For these purposes, a “liquidity event” means an initial public offering of the Quest Midstream common units or a sale in a single transaction of all or substantially all of the assets of Quest Midstream or the partnership interests in Quest Midstream.

Quest Midstream also agreed to pay distribution equivalents to Mr. Hoover on 75,000 Quest Midstream common units for the third quarter of 2007 and on the 37,500 Quest Midstream common units, mentioned above, for the fourth quarter of 2007 and for each quarter thereafter until those common units are issued and delivered to Mr. Hoover. Mr. Hoover will be subject to a one-year non-compete restriction limited to the Cherokee Basin region.

Compensation Committee Interlocks and Insider Participation

None of the persons who served on our Compensation Committee during the last completed fiscal year (Jon H. Rateau, John C. Garrison, James B. Kite, Jr., William H. Damon III) (i) was an officer or employee of the Company during the last fiscal year or (ii) had any relationship requiring disclosure under Item 404 of Regulation S-K. Except for Mr. Garrison, who previously served as our Treasurer from 1998 to 2001, none of the persons who served on our Compensation Committee during the last completed fiscal year was formerly an officer of the Company.

None of our executive officers, during the last completed fiscal year, served as a (i) member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee; (ii) director of another entity, one of whose executive officers served on our Compensation Committee; or

(iii) member of the compensation committee of another entity, one of whose executive officers served as our director.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management, and based on such review and discussions, the Compensation Committee has recommended to the Board of Directors of the Company that such Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and the Company’s Proxy Statement.

Jon H. Rateau, Chairman
William H. Damon III
James B. Kite, Jr.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 23, 2008 concerning the shares of our common stock beneficially owned by (i) each person known by us, solely by reason of our examination of Schedule 13D and 13G filings made with the SEC and by information voluntarily provided to us by certain stockholders, to be the beneficial owner of 5% or more of our outstanding common stock (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table and (iv) all current directors and executive officers as a group. Except for Messrs. Hoover and Mitchell, none of our directors or executive officers own any common units of Quest Midstream or Quest Energy, which ownership is disclosed in the footnotes to this table. If a person or entity listed in the following table is the beneficial owner of less than one percent of the securities outstanding, this fact is indicated by an asterisk in the table.

	Number of
	Shares of	Percent
	Quest Resource	of Class
	Corporation	of Quest
	Common	Resource
	Stock	Corporation
	Beneficially	Common
Name and Address of Beneficial Owner	Owned(1)	Stock

Advisory Research, Inc.(2)	2,779,791	11.8%
180 North Stetson, Suite 5500 Chicago, IL 60601
Jerry D. Cash(3) 210 Park Avenue, Suite 2750 Oklahoma City, OK 73102	1,791,973	7.6%
Heartland Advisors, Inc. and William J. Nasgovitz(4) 789 North Water Street Milwaukee, WI 53202	1,734,300	7.4%
James B. Kite, Jr.(5)(6)	946,157	4.2%
David Grose(7)	158,703	*
David C. Lawler(8)	105,000	*
John C. Garrison(5)	96,053	*
David W. Bolton(9)	76,606	*
Richard Marlin(10)	73,346	*
Jon H. Rateau(5)(11)	30,000	*
Richard A. Hoover(12)	22,090	*
N. Malone Mitchell, 3rd (13)(14)	13,220	*
William H. Damon III(13)(15)	10,000	*
All Directors and Executive Officers as a Group (14 Persons)	3,497,671	15.4%

(1)	The number of securities beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any securities as to which the individual has sole or shared voting power or investment power and also any securities that the individual has the right to acquire within 60 days through the exercise of any option or other right. The inclusion herein of such securities, however, does not constitute an admission that the named equityholder is a direct or indirect beneficial owner of such securities. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all securities listed as owned by such person or entity.

(2)	Advisory Research, Inc. (“ARI”) is the general partner and investment manager of Advisory Research Micro Cap Value Fund, L.P. (“Advisory Micro Cap”) (which owns 1,503,421 shares of our common stock) and Advisory Research Energy Fund, L.P. (“Advisory Energy”) (which owns 1,046,829 shares of our common stock) and is registered under the Investment Advisers Act of 1940. By virtue of investment management agreements with each of Advisory Micro Cap, Advisory Energy, and other discretionary client funds, ARI is deemed to have beneficial ownership over the 2,779,791 shares.

(3)	Includes (i) 1,200 shares of our common stock owned by Mr. Cash’s wife, Sherry J. Cash, (ii) 7,678 shares held in Mr. Cash’s retirement account (Mr. Cash does not have voting rights with respect to the shares held in his profit sharing retirement account) and (iii) 328,720 restricted shares, which are subject to vesting. Mr. Cash disclaims beneficial ownership of the shares owned by Sherry J. Cash. In addition, Mr. Cash is entitled to receive 3,456 bonus shares upon satisfaction of certain vesting requirements. Mr. Cash does not have the ability to vote these bonus shares. Of the 1,791,973 shares of our common stock beneficially owned by Mr. Cash, 848,458 have been pledged to secure a personal loan.

(4)	Heartland Advisors, Inc. (“Heartland”) is the investment adviser to clients that own a total of 1,734,300 shares of our common stock and is an investment company registered under the Investment Company Act of 1940, as amended. Mr. Nasgovitz is the President and principal shareholder of Heartland. None of Heartland’s clients owns more than 5% of our outstanding shares of common stock. Heartland and Mr. Nasgovitz each disclaim beneficial ownership to these shares.

(5)	Includes options to acquire 30,000 shares of our common stock that are immediately exercisable.

(6)	Includes 916,157 shares of our common stock owned by McKown Point LP, a Texas Limited Partnership. Easterly Family Investments LLC is the sole general partner of McKown Point LP. Easterly Family Investments LLC is wholly owned by the Virginia V. Kite GST Exempt Trust for James B. Kite, Jr. Mr. Kite and Bank of Texas, N.A. are the trustees of the Virginia V. Kite GST Exempt Trust for James B. Kite, Jr. Easterly Family Investments LLC, the Virginia V. Kite GST Exempt Trust for James B. Kite, Jr. and James B. Kite, Jr. may be deemed to have beneficial ownership of the shares owned by McKown Point LP. In addition, Mr. Kite is entitled to receive 10,000 bonus shares upon satisfaction of certain vesting requirements. Mr. Kite does not have the ability to vote these bonus shares.

(7)	Includes (i) 3,281 shares of our common stock held in Mr. Grose’s retirement account (Mr. Grose does not have voting rights with respect to these shares) and (ii) 70,000 restricted shares, which are subject to vesting. In addition, Mr. Grose is entitled to receive 2,376 bonus shares upon satisfaction of certain vesting requirements. Mr. Grose does not have the ability to vote these bonus shares.

(8)	Includes 60,000 restricted shares, which are subject to vesting.

(9)	Includes 50,000 restricted shares, which are subject to vesting. In addition, Mr. Bolton is entitled to receive 740 bonus shares upon satisfaction of certain vesting requirements. Mr. Bolton does not have the ability to vote these bonus shares.

(10)	Includes (i) 8,258 shares held in Mr. Marlin’s retirement account (Mr. Marlin does not have voting rights with respect to the these shares) and (ii) 30,000 restricted shares, which are subject to vesting. In addition, Mr. Marlin is entitled to receive 1,376 bonus shares upon satisfaction of certain vesting requirements. Mr. Marlin does not have the ability to vote these bonus shares.

(11)	Mr. Rateau is also entitled to receive 10,000 bonus shares upon satisfaction of certain vesting requirements. Mr. Rateau does not have the ability to vote these bonus shares.

(12)	Mr. Hoover is entitled to receive 37,500 bonus units of Quest Midstream upon the occurrence of certain events. Mr. Hoover does not have the ability to vote these bonus units.

(13)	Includes options to acquire 10,000 shares of our common stock that are immediately exercisable.

(14)	Mr. Mitchell is also entitled to receive 20,000 bonus shares upon satisfaction of certain vesting requirements. Mr. Mitchell does not have the ability to vote these bonus shares. Dalea Partners owns 300,000 common units of Quest Midstream, which represents 3.5% of the total common units of Quest Midstream. Mr. Mitchell is a partner of Dalea Partners and may be deemed to have beneficial ownership of the common units.

(15)	Mr. Damon is also entitled to receive 20,000 bonus shares upon satisfaction of certain vesting requirements. Mr. Damon does not have the ability to vote these bonus shares.

Equity Compensation Plans

The table below sets forth information concerning compensation plans under which equity securities are authorized for issuance as of the fiscal year ended December 31, 2007.

Equity Compensation Plan Information

	Number of
	Securities to be
	Issued Upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights(a)	and Rights(b)	Compensation Plans

Equity compensation plans approved by security holders(1)	100,000	$10.05	1,746,684(3)
Equity compensation plans not approved by security holders(2)	150,000	$10.00	—

Total	250,000	$10.00	1,746,684

(1)	Consists of 50,000 options issued to two of our non-employee directors (Messrs. Malone and Damon) in August 2007. For each director, 10,000 of the options were immediately vested and the 10,000 of the remaining options vest on the first four anniversaries of the date of grant. The options have a term of 10 years and an exercise price of $10.05 per share.

(2)	Consists of 50,000 options issued to three of our non-employee directors (Messrs. Kite, Garrison and Rateau) in October 2005. For each director, 10,000 of the options were immediately vested and the 10,000 of the remaining options vest on the first four anniversaries of the date of grant. The options have a term of 10 years and an exercise price of $10.00 per share.

(3)	Amount includes 14,944 unvested and unissued shares awarded under our management incentive plan that are subject to forfeiture.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

No director, executive officer or stockholder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of such director, executive officer or stockholder, had a direct or indirect material interest in any transaction since the beginning of fiscal year ended December 31, 2007, or any currently proposed transaction, in which we or one of our subsidiaries is a party and the amount involved exceeds $120,000.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Financial Officer or the Audit Committee.

Director Independence

Our Board of Directors has determined that each of our directors, except Mr. Cash, is an independent director, as defined in the applicable rules and regulations of The NASDAQ Global Market, including Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table lists fees paid to Murrell, Hall, McIntosh & Co., PPLP, for services rendered for the years ended December 31, 2006 and 2007.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2007

Audit Fees(1)	$244,065	$354,738
Audit-Related Fees(2)	7,000	3,100
Tax Fees(3)	84,888	117,891
All Other Fees	—	—

Total Fees	$335,953	$475,729

(1)	Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s consolidated financial statements for such period included in the Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to assistance in financial due diligence related to Mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. This category also includes audits of pension and other employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements.

(3)	Tax fees consist of fees related to the preparation and review of the Company’s federal and state income tax returns and tax consulting services.

The Audit Committee has concluded the provision of the non-audit services listed above as “Audit-Related Fees” and “Tax Fees” is compatible with maintaining the auditors’ independence.

All services to be performed by the independent public accountants must be pre-approved by the Audit Committee, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) Financial Statements and Financial Statement Schedules.  Financial statements and financial statement schedules are incorporated by reference to Item 8 of the Original Filing.

(a)(3) Index to Exhibits.  Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 27 of this Amendment that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 2008.

Quest Resource Corporation

/s/  Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

2	.1*	Amended and Restated Agreement and Plan of Merger, dated as of February 6, 2008, by and among the Company, Pinnacle Gas Resources, Inc., and Quest MergerSub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
2	.2*	Support Agreement, dated as of October 15, 2007, by and between the Company and certain stockholders of Pinnacle Gas Resources, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2007).
2	.3*	Amendment of October 2007 Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
2	.4*	Support Agreement, dated as of February 6, 2008, by and between Pinnacle Gas Resources, Inc. and certain stockholders of the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
3	.1*	The Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12/G (Amendment No. 2) filed on December 7, 2005).
3	.2*	Certificate of Designations for Series B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
3	.3*	Amendment to the Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).
3	.4*	The Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005).
3	.5*	First Amendment to the Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed on October 17, 2007).
4	.1**	Specimen of certificate for shares of Common Stock.
4	.2*	Rights Agreement dated as of May 31, 2006, between the Company and UMB Bank, n.a., which includes as Exhibit A, the Certificate of Designations Preferences and Rights of Series B Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
10	.1*	Non-Competition Agreement by and between the Company, Quest Cherokee, LLC, Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 6, 2004).
10	.2**	Summary of Director Compensation Arrangements.
10	.3*	Management Annual Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement filed on May 3, 2006).
10	.4*	The Company’s Amended and Restated 2005 Omnibus Stock Award Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
10	.5*	The Company Bonus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007).
10	.6*	Form of the Company’s 2005 Omnibus Stock Award Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.7*	Form of the Company’s 2005 Omnibus Stock Award Plan Bonus Shares Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.8*	Form of Indemnification Agreement with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

Exhibit
No.		Description

10	.9*	Purchase Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.10*	Purchase Agreement, dated as of October 16, 2007, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Capital Resources Corporation, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.11*	Amended and Restated Investors’ Rights Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.12*	Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., dated as of November 1, 2007, by and among Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.13*	Omnibus Agreement dated as of December 22, 2006, by and among the Company, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.14*	Registration Rights Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.15*	First Amendment to Registration Rights Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 2, 2007).

Exhibit
No.		Description

10	.16*	Contribution, Conveyance and Assumption Agreement dated as of December 22, 2006, but effective as of December 1, 2006, by and among Quest Midstream Partners, L.P., Quest Cherokee, LLC, Quest Midstream GP, LLC, the Company, Bluestem Pipeline, LLC, and the other subsidiaries of the Company designated therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.17*	Midstream Services and Gas Dedication Agreement between Bluestem Pipeline, LLC and the Company entered into on December 22, 2006, but effective as of December 1, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.18*	Amendment No. 1 to the Midstream Services and Gas Dedication Agreement, dated as of August 9, 2007, by and between the Company and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007).
10	.19*	Assignment and Assumption Agreement, dated as of November 15, 2007, by and among the Company, Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.20*	Amended and Restated Limited Liability Company Agreement of Quest Midstream GP, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.21*	Employment Agreement dated April 2, 2007 between the Company and Jerry D. Cash (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007).
10	.22*	Employment Agreement dated April 2, 2007 between the Company and David E. Grose (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2007).
10	.23*	Employment Agreement dated April 10, 2007 between the Company and David Lawler (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2007).
10	.24*	Employment Agreement dated March 7, 2007 between the Company and David Bolton (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10	.25*	Employment Agreement dated March 5, 2007 between the Company and Steve Hochstein (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10	.26**	Amendment to Employment Agreement effective December 1, 2007 between the Company and Steve Hochstein.
10	.27*	Employment Agreement dated September 19, 2007 between Quest Midstream GP, LLC and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007).
10	.28**	Employment Agreement dated December 3, 2007 between the Company and Jack T. Collins.
10	.29**	Employment Agreement dated March 22, 2007 between the Company and Bryan T. Simmons and Amendment to Employment Agreement effective December 1, 2007.
10	.30**	Employment Agreement dated March 21, 2007 between the Company and Richard Marlin.
10	.31*	Office Lease dated May 31, 2007 between the Company and Oklahoma Tower Realty Investors, L.L.C. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on June 30, 2007).
10	.32*	Amended and Restated Credit Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada, RBC Capital Markets and the Lenders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.33*	First Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2007 among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada and certain guarantors.
10	.34*	Guaranty by Quest Kansas General Partner, L.L.C., Quest Kansas Pipeline, L.L.C., and Quest Pipeline (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

Exhibit
No.		Description

10	.35*	Pledge and Security Agreement by Quest Kansas General Partner, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.36*	Pledge and Security Agreement by Quest Kansas Pipeline, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q filed on November 9, 2007).
10	.37*	Pledge and Security Agreement by Quest Pipelines (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.38*	Amended and Restated Pledge and Security Agreement by Bluestem Pipeline, LLC in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.39*	Amended and Restated Pledge and Security Agreement by Quest Midstream Partners, L.P. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.40*	Settlement and Release Agreement dated November 8, 2007 between Quest Midstream GP, LLC, the Company and Richard Andrew Hoover (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2007).
10	.41*	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., dated November 15, 2007, by and between the Company and Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K (File No. 001-33787) filed on November 21, 2007).
10	.42*	Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC, the Company, Quest Cherokee, LLC, Quest Oil & Gas, LLC, and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.43*	Omnibus Agreement, dated as November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.44*	Management Services Agreement, dated as of November 15, 2007, by and among Quest Energy GP, LLC, Quest Energy Partners, L.P. and Quest Energy Service, LLC (incorporated herein by reference to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
10	.45*	Amended and Restated Credit Agreement, dated as of November 15, 2007, by and among the Company, as the Initial Co-Borrower, Quest Cherokee, LLC, as the Borrower, Quest Energy Partners, L.P., as a Guarantor, Royal Bank of Canada, as Administration Agent and Collateral Agent, KeyBank National Association, as Documentation Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.46*	Credit Agreement, dated as of November 15, 2007, by and among the Company, as the Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.47*	Loan Transfer Agreement, dated as of November 15, 2007, by and among the Company, Quest Cherokee, LLC, Quest Oil & Gas, LLC, Quest Energy Service, Inc., Quest Cherokee Oilfield Service, LLC, Guggenheim Corporate Funding, LLC, Wells Fargo Foothill, Inc., and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.48*	Guaranty for Credit Agreement by Quest Oil & Gas, LLC and Quest Energy Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

Exhibit
No.		Description

10	.49*	Pledge and Security Agreement for Credit Agreement by Quest Energy Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.50*	Pledge and Security Agreement for Credit Agreement by Quest Oil & Gas, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.51*	Pledge and Security Agreement for Credit Agreement by the Company for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.52*	Guaranty for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.53*	Guaranty for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.54*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.55*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.56*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
12	.1**	Statement regarding computation of ratios.
21	.1*	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on February 7, 2008).
23	.1**	Consent of Cawley, Gillespie & Associates, Inc.
23	.2**	Consent of Murrell, Hall, McIntosh & Co., PLLP.
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

**	Previously filed