Form 10-Q
period 2008-03-31
QUEST RESOURCE CORP
filed 2008-05-12
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-17371

QUEST RESOURCE CORPORATION
(Exact name of registrant specified in its charter)

Nevada	90-0196936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Park Avenue, Suite 2750, Oklahoma City, OK 73102
(Address of principal executive offices) (Zip Code)

405-600-7704
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 8, 2008, the issuer had 23,522,859 shares of common stock outstanding.

QUEST RESOURCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Except as otherwise required by the context, references in this quarterly report to “we,” “our,” “us,” “Quest” or “the Company” refer to Quest Resource Corporation and its subsidiaries: Quest Energy Partners, L.P.; Quest Energy GP, LLC; Quest Cherokee, LLC; Quest Cherokee Oilfield Service, LLC; Quest Midstream Partners, L.P.; Quest Midstream GP, LLC; Bluestem Pipeline, LLC; Quest Transmission Company, LLC; Quest Kansas Pipeline, L.L.C; Quest Kansas General Partner, L.L.C.; Quest Pipelines (KPC); Quest Oil & Gas, LLC; and Quest Energy Service, LLC. Our operations are primarily conducted through Quest Cherokee, LLC, Quest Cherokee Oilfield Service, LLC, Bluestem Pipeline, LLC and Quest Energy Service, LLC.

Our unaudited interim financial statements, including a consolidated balance sheet as of March 31, 2008, a consolidated statement of operations and comprehensive income, a consolidated statement of cash flows for the three month period ended March 31, 2008 and the comparable period of 2007, and a consolidated statement of stockholders’ equity for the three month period ended March 31, 2008, are attached hereto as Pages F-1 through F-25 and are incorporated herein by this reference.

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

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 Form 10-K”).

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	($ in thousands)

ASSETS
Current assets:
Cash	$20,634	$16,680
Restricted cash	1,236	1,236
Accounts receivable, trade	17,131	15,768
Other receivables	3,351	1,632
Other current assets	4,599	3,717
Inventory	10,609	6,622
Short-term derivative asset	223	6,729

Total current assets	57,783	52,384
Property and equipment, net of accumulated depreciation of $7,768 and $6,917	21,799	21,394
Pipeline assets, net of accumulated depreciation of $37,893 and $34,736	303,491	296,039
Pipeline assets under construction	255	1,240
Oil and gas properties:
Properties being amortized	435,303	406,665
Properties not being amortized	23,692	22,020

	458,995	428,685
Less: Accumulated depreciation, depletion and amortization	(137,444)	(127,968)

Net property, plant and equipment	321,551	300,717
Other assets, net	8,222	8,268
Long-term derivative asset	599	1,568

Total assets	$713,700	$681,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,534	$27,911
Revenue payable	5,184	6,806
Accrued expenses	9,952	9,058
Current portion of notes payable	448	666
Short-term derivative liability	28,745	8,241

Total current liabilities	71,863	52,682
Non-current liabilities:
Long-term derivative liability	17,203	5,586
Asset retirement obligation	3,998	3,813
Notes payable	273,613	233,712
Less current maturities	(448)	(666)

Non-current liabilities	294,366	242,445

Total liabilities	366,229	295,127
Minority interests	281,581	294,630
Commitments and contingencies	—	—
Stockholders’ equity:
10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 23,766,743 shares issued and outstanding at March 31, 2008 and 22,701,029 shares issued and outstanding at December 31, 2007	24	23
Additional paid-in capital	214,262	212,819
Accumulated other comprehensive income	(17,249)	(1,485)
Accumulated deficit	(131,147)	(119,504)

Total stockholders’ equity	65,890	91,853

Total liabilities and stockholders’ equity	$713,700	$681,610

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	($ in thousands, except per share amounts)

Revenue:
Oil and gas sales	$37,353	$25,549
Gas pipeline revenue	6,901	1,542
Other revenue (expense)	50	(13)

Total revenues	44,304	27,078
Costs and expenses:
Oil and gas production	8,211	7,227
Pipeline operating	7,249	4,934
General and administrative	4,829	2,638
Depreciation, depletion and amortization	12,800	7,863

Total costs and expenses	33,089	22,662

Operating income (loss)	11,215	4,416

Other income (expense):
Change in derivative fair value	(23,831)	(464)
Sale of assets	30	107
Interest income	17	177
Interest expense	(5,124)	(7,113)

Total other income (expense)	(28,908)	(7,293)

Income (loss) before income taxes	(17,693)	(2,877)
Income tax expense — deferred	—	—

Net income (loss) before minority interest	(17,693)	(2,877)
Minority interests	6,050	(434)

Net (loss)	(11,643)	(3,311)
Other comprehensive income (loss), net of tax:
Change in fixed-price contract and other derivative fair value, net of tax of $0 and $0	(15,764)	(13,481)

Other comprehensive income (loss)	(15,764)	(13,481)

Comprehensive income (loss)	$(27,407)	$(16,792)

Net income (loss)	$(11,643)	$(3,311)
Preferred stock dividends	—	—

Net income (loss) available to common shareholders	$(11,643)	$(3,311)

Earnings (loss) per common share — basic	$(0.50)	$(0.15)

Earnings (loss) per common share — diluted	$(0.50)	$(0.15)

Weighted average common and common equivalent shares:
Basic	23,295,476	22,206,014
Diluted	23,295,476	22,206,014

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	($ in thousands)

Cash flows from operating activities:
Net income (loss)	$(11,643)	$(3,311)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and depletion	13,575	8,528
Change in derivative fair value	23,831	464
Stock options granted for directors fees	344	162
Stock awards granted to employees	1,217	326
Amortization of loan origination fees	424	479
Amortization of gas swap fees	—	62
(Gain) loss on sale of assets	(57)	(65)
Minority interest	(6,050)	434
Change in assets and liabilities:
Restricted cash	—	—
Accounts receivable	(3,082)	(3,103)
Other current assets	(882)	(951)
Inventory	(3,987)	624
Accounts payable	(31)	5,163
Revenue payable	(1,563)	1,900
Accrued expenses	(2,786)	(329)

Net cash provided by operating activities	9,310	10,383
Cash flows from investing activities:
Equipment, development and leasehold costs	(29,046)	(28,472)
Oil and gas property acquisition	(9,500)	—
Net additions to other property and equipment	(1,190)	(3,941)

Net cash used in investing activities	(39,736)	(32,413)
Cash flows from financing activities:
Proceeds from bank borrowings	40,000	10,000
Repayments of note borrowings	(224)	(222)
Syndication costs paid	(236)	(11)
Refinancing costs — RBC	(377)	—
Distributions to unitholders	(4,993)	—
Change in other long-term liabilities	210	40

Net cash provided by financing activities	34,380	9,807

Net increase (decrease) in cash	3,954	(12,223)
Cash, beginning of period	16,680	41,789

Cash, end of period	$20,634	$29,566

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$4,756	$5,845
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

				Common		Accumulated
			Preferred	Stock	Additional	Other
	Preferred	Common	Stock	Par	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Par Value	Value	Capital	Income (Loss)	Deficit	Total
				($ in thousands)

Balance, December 31, 2007	—	22,701,029	$—	$23	$212,819	$(1,485)	$(119,504)	$91,853
Comprehensive income:							(11,643)	(11,643)
Net loss Other comprehensive loss, net of tax:
Change in fixed-price contract and other derivative fair value						(15,764)		(15,764)

Total comprehensive loss								(27,407)
Stock awards granted to employees		1,065,714		1	1,347			1,348
Stock options granted to directors				—	96	—	—	96

Balance, March 31, 2008	—	23,766,743	$—	$24	$214,262	$(17,249)	$(131,147)	$65,890

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1.	Basis of Presentation

Nature of Business

Quest Resource Corporation (the “Company”) is a Nevada corporation formed in July 1982. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean Quest Resource Corporation and its consolidated subsidiaries.

We are an independent energy company with an emphasis on the acquisition, production, transportation, exploration, and development of natural gas (coal bed methane) in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. Our operations are currently focused on developing coal bed methane gas production through Quest Energy Partners, L.P. (“Quest Energy”) in a fifteen county region that is served by a pipeline network owned through Quest Midstream Partners, L.P. (“Quest Midstream”). Quest Midstream also owns a 1,120-mile interstate natural gas transmission pipeline that runs from Oklahoma to Missouri (the “KPC Pipeline”). In addition, through Quest Oil & Gas, LLC, we have begun developing acreage located in Pennsylvania that is prospective for the Marcellus Shale.

We conduct our business through two reportable business segments. These segments and the activities performed to provide services to our customers and create value for our stockholders are as follows:

•	Quest Energy — gas and oil production focused on coal bed methane in the Cherokee Basin; and

•	Quest Midstream — transporting, selling, gathering, treating and processing natural gas.

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 (the “2007 Form 10-K”), which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

A significant portion of the Company’s liquidity is concentrated in cash and derivative contracts that enable the Company to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to one purchaser (ONEOK Energy

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing and Trading Company) accounted for more than 99% of total natural gas and oil revenues for the three months ended March 31, 2008. Natural gas sales to two purchasers (ONEOK and Tenaska Marketing Ventures) accounted for 73% and 27% of total natural gas revenues for the three months ended March 31, 2007.

KPC Pipeline’s two primary customers are Kansas Gas Service (KGS) and Missouri Gas Energy (MGE), both of which are served under long-term natural gas transportation contracts representing 59% and 36% of the gas transported, respectively for the three months ended March 31, 2008.

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

Based on the low natural gas prices on December 31, 2007, the Company would have incurred a non-cash impairment loss of approximately $14.9 million for the quarter ended December 31, 2007. However, under the SEC’s accounting guidance in Staff Accounting Bulletin Topic 12(D)(e), if natural gas prices increase sufficiently between the end of a period and the completion of the financial statements for that period to eliminate the need for an impairment charge, an issuer is not required to recognize the non-cash impairment loss in its financial statements for that period. As of March 1, 2008, natural gas prices had improved sufficiently to eliminate the need for an impairment loss at December 31, 2007 and as a result, no impairment loss is reflected in the Company’s financial statements for the year ended December 31, 2007.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt Issue Costs

Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at March 31, 2008 and 2007 totaled $8.0 million and $9.7 million, respectively, and are being amortized over the life of the credit facilities.

Other Dispositions

Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

Marketable Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At March 31, 2008 and 2007, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Common Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. See Note 7 — Earnings Per Share, for a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

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

Stock-Based Compensation

Stock Options.  Effective January 1, 2006, the Company adopted SFAS 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. The Company has previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. The Company is using the modified prospective application method of adopting SFAS 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in the Company’s prior pro forma disclosures. The Company has estimated expected forfeitures, as required by SFAS 123R, and the Company is recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS 123R was immaterial.

On March 5, 2008, the Company’s board of directors approved the cancellation of each of the independent directors’ unvested stock options. Replacement bonus shares were awarded such that for every two shares subject to the original options, the director would be entitled to receive one bonus share. The bonus shares will become vested on the dates respective to the dates the original stock options would have become exercisable.

Partnership Unit Awards.  Quest Energy GP, LLC, the general partner of Quest Energy, granted bonus units to certain members of its Board of Directors during the three months ended March 31, 2008. The units are subject to vesting with 25% of the units immediately vested and one-third of the remaining units vesting equally on each of the first three anniversaries of the date of the grant. The fair value of the unit awards granted is recognized over the applicable vesting period as compensation expense. Compensation expense amounts are recognized in general and administrative expenses or capitalized to oil and gas properties. For the three months ended March 31, 2008, Quest Energy did not capitalize any of the value associated with the bonus unit grants. The value of the bonus unit grants included in general and administrative expenses for the three months ended March 31, 2008 was $203,000.

Quest Midstream GP, LLC, the general partner of Quest Midstream, granted bonus units to certain employees and certain members of its Board of Directors during the year ended December 31, 2007. The units are subject to a three-year vesting schedule. The fair value of the unit awards granted is recognized over the applicable vesting period as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition and development of pipeline activities, such amounts are capitalized to the pipeline. Amounts not capitalized to the pipeline are recognized in general and administrative expenses. For the three months ended March 31, 2008, Quest Midstream did not capitalize any of the value associated with the bonus unit grants. The value of the bonus unit grants included in general and administrative expenses for the three months ended March 31, 2008 was $472,000.

Stock Awards.  The Company granted shares of common stock to certain employees in February 2008 and February, March, April, September and December 2007. The shares are subject to three-year and four-year vesting schedules. In March 2008, the Company granted bonus units to its independent directors in exchange for the cancellation of their unvested stock options. See “−Stock Options” above. The fair value of the stock awards granted is recognized over the applicable vesting period as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not capitalized to oil and gas properties are recognized in general and administrative expenses.

The 1,065,714 shares issued during the three months ended March 31, 2008 includes 22,634 shares issued for previously granted bonus shares and the issuance of 1,043,080 shares of restricted stock that had been previously granted but not yet issued.

Accounting for Derivative Instruments and Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in natural gas and oil prices by utilizing energy swaps and collars (collectively, “fixed-price contracts”). The Company also enters into interest rate swaps and caps to reduce its exposure to adverse interest rate fluctuations. The Company has adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which contains accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

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

Although the Company’s fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. See Note 6 — Financial Instruments and Hedging Activities.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

The remainder of SFAS 157 was adopted by us effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, an amendment of FASB SFAS 115. SFAS 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS 159 had been adopted and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 141R (revised 2007), “Business Combinations.” Although this statement amends and replaces SFAS 141, it retains the fundamental requirements in SFAS 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted. Management is assessing the impact of the adoption of SFAS 141R.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. The objective of this statement is to improve the relevant, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to noncontrolling or minority interests. The effective date for this Statement is for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption being prohibited. Adoption of this Statement will change the method in which minority interests are reflected on the Company’s consolidated financial statements and will add some additional disclosures related to the reporting of minority interests. Management is assessing the impact of the adoption of SFAS 160.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The objective of this statement is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The effective date for this statement is for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of SFAS 161.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

KPC Pipeline

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

Pro Forma Summary Data (unaudited)

The following pro forma summary data for the three months ending March 31, 2007 presents the consolidated results of operations as if the KPC Pipeline acquisition made on November 1, 2007 had occurred on January 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at January 1, 2007 or of results that may occur in the future.

For the Three Months
Ended March 31, 2007

Pro forma revenue	$32,064,000
Pro forma net (loss)	$(2,263,000)
Pro forma net (loss) per share	$(0.10)

Searight

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

4.	Asset Retirement Obligations

The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousand)

Asset retirement obligation beginning balance	$3,813	$1,410
Liabilities incurred	86	42
Liabilities settled	(1)	(1)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousand)

Accretion expense	100	26
Revisions in estimated cash flows	—	—

Asset retirement obligation ending balance	$3,998	$1,477

5.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Senior credit facilities	$273,000	$233,000
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 5.5% to 11.5% per annum	613	712

Total long-term debt	273,613	233,712
Less — current maturities	448	666

Total long term debt, net of current maturities	$273,165	$233,046

The aggregate scheduled maturities of notes payable and long-term debt for the period ending December 31, 2013 and thereafter were as follows as of March 31, 2008 (assuming no payments were made on the revolving credit facilities prior to their maturity) (dollars in thousands):

2008	$448
2009	15
2010	123,006
2011	6
2012	150,132
2013	5
Thereafter	1

$273,613

Credit Facilities

The Company and its subsidiaries are parties to three credit facilities. See Note 3 to the consolidated financial statements included in the 2007 Form 10-K for descriptions of the material terms of the credit facilities.

Quest Energy Partners, L.P. and Quest Cherokee, LLC.  Quest Cherokee, LLC is a party to an Amended and Restated Credit Agreement dated as of November 15, 2007 with Royal Bank of Canada, as administrative agent and collateral agent (“RBC”), KeyBank National Association, as documentation agent, and the lenders party thereto. Quest Energy is a guarantor of the credit agreement. As of March 31, 2008, the borrowing base under this credit agreement was $160 million and the amount borrowed under the credit agreement was $123 million. The weighted average interest rate under this credit agreement for the three months ended March 31, 2008 was 6.88%. See Note 11 — Subsequent Events for a description of amendments to this credit agreement.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quest Resource Corporation.  The Company is a party to a Credit Agreement dated as of November 15, 2007 with RBC, as administrative agent and collateral agent, and the lenders party thereto. As of March 31, 2008, the borrowing base under this credit agreement was $50 million and the amount borrowed under the credit agreement was $44 million. The weighted average interest rate under this credit agreement for the three months ended March 31, 2008 was 8.25%.

Quest Midstream Partners, L.P. and Bluestem Pipeline, LLC.  Quest Midstream and Bluestem are parties to an Amended and Restated Credit Agreement dated as of November 1, 2007 with RBC, as administrative agent and collateral agent, and the lenders party thereto. As of March 31, 2008, the amount borrowed under the credit agreement was $106 million and the total amount available was $135 million. The weighted average interest rate under this credit agreement for the three months ended March 31, 2008 was 7.23%.

Other Long-Term Indebtedness

$613,000 of notes payable to banks and finance companies were outstanding at March 31, 2008 and are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest ranging from 5.5% to 11.5% per annum.

6.	Financial Instruments and Hedging Activities

Natural Gas and Oil Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in natural gas and oil prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas and oil prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the three months ended March 31, 2008 and 2007, fixed-price contracts hedged approximately 59.05% and 71.6%, respectively, of the Company’s natural gas production. As of March 31, 2008, fixed-price contracts are in place to hedge 38.2 Bcf of estimated future natural gas production. Of this total volume, 9.0 Bcf are hedged for 2008 and 29.1 Bcf thereafter. As of March 31, 2008, fixed-price contracts are in place to hedge 93,000 Bbls of estimated future oil production. Of this total volume, 27,000 Bbls are hedged for 2008 and 66,000 Bbls thereafter.

For energy swap contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally a regional spot market index or in some cases, NYMEX future prices), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Natural gas and oil collars contain a fixed floor price (put) and ceiling price (call) (generally a regional spot market index or in some cases, NYMEX future prices). If the market price of natural gas or oil exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas or oil is between the call and the put strike price, then no payments are due from either party.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2008.

	Nine Months
	Ending
	December 31,	Years Ending December 31,
	2008	2009	2010	2011	2012	Total
	(Dollars in thousands, except per MMBtu and Bbl data)

Natural Gas Swaps:
Contract volumes (MMBtu)	3,752,000	14,629,000	12,499,000	—	2,000,000	32,880,000
Weighted average fixed price per MMBtu(1)	$8.16	$7.85	$7.42	$—	$8.11	$7.74
Fixed-price sales	$30,620	$114,861	$92,778	$—	$16,220	$254,479
Fair value, net	$(11,402)	$(13,749)	$(8,085)	$—	$434	$(32,802)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	5,281,000	—	—	—	—	5,281,000
Ceiling	5,281,000	—	—	—	—	5,281,000
Weighted average fixed price per MMBtu(1)
Floor	$6.54	$—	$—	$—	$—	$6.54
Ceiling	$7.54	$—	$—	$—	$—	$7.54
Fixed-price sales(2)	$34,542	$—	$—	$—	$—	$34,542
Fair value, net	$(11,803)	$—	$—	$—	$—	$(11,803)
Total Natural Gas Contracts(3):
Contract volumes (MMBtu)	9,033,000	14,629,000	12,499,000	—	2,000,000	38,161,000
Weighted average fixed price per MMBtu(1)	$7.21	$7.85	$7.42	$—	$8.11	$7.57
Fixed-price sales(2)	$65,162	$114,861	$92,778	$—	$16,220	$289,021
Fair value, net	$(23,205)	$(13,749)	$(8,085)	$—	$434	$(44,605)
Oil Swaps:
Contract volumes (Bbl)	27,000	36,000	30,000	—	—	93,000
Weighted average fixed price per Bbl(1)	$95.92	$90.07	$87.50	$—	$—	$90.94
Fixed-price sales	$2,590	$3,243	$2,625	$—	$—	$8,458
Fair value, net	$(128)	$(205)	$(188)	$—	$—	$(521)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

(3)	Does not include basis swaps with notional volumes by year, as follows: 2008: 4,716,000 MMBtu.

The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change.

All fixed-price contracts have been approved by the Company’s board of directors. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended March 31, 2008 and 2007, oil and gas sales included $1.2 million and $996,000, respectively, of net losses associated with realized losses under fixed-price contracts.

For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended March 31, 2008 and 2007, other revenue and expense included $0 and $0, respectively, of net losses associated with realized losses under fixed-price contracts.

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

Based upon market prices at March 31, 2008, the estimated amount of unrealized gains for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $28.6 million.

Interest Rate Hedging Activities

At March 31, 2008, the Company had no outstanding interest rate cap or swap agreements.

Change in Derivative Fair Value

Change in derivative fair value in the statements of operations for the three months ended March 31, 2008 and 2007 is comprised of the following:

	For the Three Months Ended March 31,
	2008	2007
	($ in thousands)

Change in fair value of derivatives not qualifying as cash flow hedges	$(23,548)	$(1,036)
Ineffective portion of derivatives qualifying as cash flow hedges	(283)	572

	$(23,831)	$(464)

The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

Credit Risk

Energy swaps and collars and interest rate swaps and caps provide for a net settlement due to or from the respective party as discussed previously. The counterparties to the derivative contracts are financial institutions. Should a counterparty default on a contract, there can be no assurance that we would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by its counterparties.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cancellation or termination of a fixed-price contract would subject a greater portion of the Company’s natural gas or oil production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. Cancellation or termination of an interest rate swap or cap would subject a greater portion of the Company’s long-term debt to market interest rates, which, in an inflationary environment, could have an adverse effect on its future net income. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.

Market Risk

The differential between the floating price paid under each energy swap or collar contract and the price received at the wellhead for our production is termed “basis” and is the result of differences in location, quality, contract terms, timing and other variables. For instance, some of our fixed price contracts are tied to commodity prices on the New York Mercantile Exchange (“NYMEX”), that is, we receive the fixed price amount stated in the contract and pay to our counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of our natural gas assets and the cost of transporting the natural gas to another market, the amount that we receive when we actually sell our natural gas is based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with a small portion being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Company is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of the month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of the month index. The crude oil production for which we have entered into swap agreements is sold at a contract price based on the average daily settling price of NYMEX less $1.10/bbl, which eliminates our exposure to changing differentials on this production. This contract runs through March 2009 with automatic extensions thereafter unless terminated by either party. Recently, the basis differential has been increasingly volatile and has on occasion resulted in us receiving a net price for our natural gas and oil that is significantly below the price stated in the fixed price contract.

The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its natural gas and oil that is significantly below the price stated in the fixed price contract.

Changes in future gains and losses to be realized in natural gas and oil sales upon cash settlements of fixed-price contracts as a result of changes in market prices for natural gas and oil are expected to be offset by changes in the price received for hedged natural gas and oil production.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of March 31, 2008 and December 31, 2007 and the methods and assumptions used to estimate their fair value:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)

Derivative assets:
Basis swaps	$223	$223	$281	$281
Fixed-price natural gas swaps	$599	$599	$2,742	$2,742
Fixed-price natural gas collars	$—	$—	$5,274	$5,274
Derivative liabilities:
Basis swaps	$(8,470)	$(8,470)	$(856)	$(856)
Fixed-price natural gas swaps	$(25,154)	$(25,154)	$(5,586)	$(5,585)
Fixed-price natural gas collars	$(11,803)	$(11,803)	$(7,385)	$(7,386)
Fixed-price oil swaps	$(521)	$(521)	$—	$—
Credit facilities	$(273,000)	$(273,000)	$(233,000)	$(233,000)
Other financing agreements	$(613)	$(613)	$(712)	$(712)

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

•	For the three months ended March 31, 2008 and 2007, dilutive shares do not include the assumed exercise of outstanding stock options because the effects were antidilutive.

•	For the three months ended March 31, 2008 and 2007, dilutive shares do not include the assumed exercise of outstanding stock awards because the effects were antidilutive.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles the components of the EPS computation (dollars in thousands, except per share):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2008:
Net (loss)	$(11,643)
Preferred stock dividends	—

Basic EPS available to common shareholders	$(11,643)	23,295,476	$(0.50)

Effect of dilutive securities:
None	—	—

Diluted EPS available to common shareholders	$(11,643)	23,295,476	$(0.50)

For the three months ended March 31, 2007:
Net (loss)	$(3,311)
Preferred stock dividends	—

Basic EPS available to common shareholders	$(3,311)	22,206,014	$(0.15)

Effect of dilutive securities:
None	—	—

Diluted EPS available to common shareholders	$(3,311)	22,206,014	$(0.15)

8.	Partners’ Capital and Cash Distributions

Quest Energy Distributions to Unit Holders

Minimum Quarterly Distribution.  Quest Energy will distribute to the holders of its common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.40 per unit, or $1.60 per year, to the extent Quest Energy has sufficient cash from its operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner. However, there is no guarantee that Quest Energy will pay the minimum quarterly distribution on the units in any quarter. Even if Quest Energy’s cash distribution policy is not modified or revoked, the amount of distributions paid under its policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of Quest Energy’s partnership agreement. Quest Energy will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under its credit facility. Please read Note 3 to the consolidated financial statements included in the 2007 Form 10-K for a discussion of the restrictions included in Quest Energy’s credit facility that may restrict its ability to make distributions.

General Partner Interest and Incentive Distribution Rights.  Initially, Quest Energy’s general partner will be entitled to 2% of all quarterly distributions since inception that Quest Energy makes prior to its liquidation. The 2% general partner interest in the distributions may be reduced if Quest Energy issues additional units in the future and its general partner does not contribute a proportionate amount of capital to Quest Energy to maintain its 2% general partner interest. See Item 5. “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distributions to Unitholders” in Quest Energy’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of its cash distributions.

As of March 31, 2008, Quest Energy has accrued cash distributions for the quarter ended March 31, 2008 to all of its unit holders totaling $8.0 million or $0.41 per unit on all of its units.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quest Midstream Distributions to Unit Holders

Minimum Quarterly Distribution.  Quest Midstream will distribute to the holders of its common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.425 per unit, or $1.70 per year, plus any arrearages in payment of the minimum quarterly distribution on common units from prior quarters, to the extent Quest Midstream has sufficient cash from its operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner. However, there is no guarantee that Quest Midstream will pay the minimum quarterly distribution on the units in any quarter. Even if Quest Midstream’s cash distribution policy is not modified or revoked, the amount of distributions paid under its policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of Quest Midstream’s partnership agreement. Quest Midstream will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under its credit facility. Please read Note 3 to the consolidated financial statements included in the 2007 Form 10-K for a discussion of the restrictions included in Quest Midstream’s credit facility that may restrict its ability to make distributions.

General Partner Interest and Incentive Distribution Rights.  Initially, Quest Midstream’s general partner will be entitled to 2% of all quarterly distributions since inception that Quest Midstream makes prior to its liquidation. The 2% general partner interest in the distributions may be reduced if Quest Midstream issues additional units in the future and its general partner does not contribute a proportionate amount of capital to Quest Midstream to maintain its 2% general partner interest.

During the three months ended March 31, 2008, Quest Midstream accrued cash distributions for the quarter ended March 31, 2008 to its unit holders totaling $3.8 million or $0.425 per unit on its common units.

9.	Commitments and Contingencies

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quest Cherokee was named as a defendant in a putative class action lawsuit (Case No. 07-1225-MLB) filed by several royalty owners in the U.S. District Court for the District of Kansas. The plaintiffs have not yet filed a motion asking the court to certify the class and the court has not determined that the case may properly proceed as a class action. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. Discovery in that case is ongoing. Quest Cherokee intends to defend vigorously against these claims.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quest Cherokee has been named as a defendant in several lawsuits in which the plaintiff claims that an oil and gas lease owned and operated by Quest Cherokee has either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits are pending in the district courts of Labette, Montgomery, and Wilson Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. The plaintiffs in those cases are generally seeking statutory damages of $100 per lease, attorneys’ fees, and a judicial declaration that Quest Cherokee’s leases have terminated. As of May 7, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,481 acres. Discovery in those cases is ongoing. Quest Cherokee intends to vigorously defend against those claims.

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

Quest Cherokee was named as a defendant in two lawsuits (Case No. 07-CV-141 and Case No. 08-CV-20) filed in Neosho County District Court by Richard Winder, d/b/a Winder Oil Company. Plaintiff claims to own an oil and gas lease covering lands upon which Quest Cherokee also claims to own an oil and gas lease and upon which Quest Cherokee has drilled two producing wells. Plaintiff claims that his lease is prior and superior to Quest Cherokee’s leases and seeks damages for trespass and conversion. Quest Cherokee contends that plaintiffs leases have expired by their terms and that Quest Cherokee’s leases are valid. Discovery in that case is ongoing. Quest Cherokee intends to vigorously defend against the Plaintiff’s claims.

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

10.	Operating Segment Information

We divide our operations into two reportable business segments:

•	Quest Energy — gas and oil production focused on coal bed methane production in the Cherokee Basin; and

•	Quest Midstream — transporting, selling, gathering, treating and processing natural gas.

Each segment uses the same accounting policies as those described in the summary of significant accounting policies (see Note 2). Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies. The Company does not allocate income taxes to its operating segments.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment data for the three months ended March 31, 2008 and 2007 follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007

Quest Energy (Gas and Oil Production):
Revenues	$37,353	$25,549
Costs and expenses	(54,813)	(29,471)

Segment profit (loss)	$(17,460)	$(3,922)

Quest Midstream (Natural Gas Pipelines):
Revenues
Third party	$6,901	$1,542
Intercompany	8,663	6,361

Total natural gas pipeline revenue	$15,564	$7,903
Costs and expenses	(14,297)	(7,087)

Segment profit	$1,267	$816

Reconciliation of segment profit (loss) to net income before tax Segment profit (loss)
Quest Energy (Gas and oil production)	$(17,460)	$(3,922)
Quest Midstream (Natural gas pipelines)	1,267	816

Total segment profit (loss)	(16,193)	(3,106)
Intercompany pipeline revenue	(8,663)	(6,361)
Intercompany transportation expense	8,663	6,361
Corporate general and administrative expenses	(547)	—
Corporate depreciation expense	(68)	(44)
Corporate interest expense	(983)	—
Other income (expenses)	98	271

Net (loss) before tax	$(17,693)	$(2,879)

	March 31,	December 31,
	2008	2007

Total Assets:
Gas and oil production	$372,995	$364,310
Gas pipeline	320,358	309,873
Corporate and other	20,347	7,427

	$713,700	$681,610

Operating profit per segment represents total revenues less costs and expenses attributable thereto, excluding general corporate expenses.

11.	Subsequent Events

On April 17, 2008, Quest Energy and Quest Cherokee entered into an amendment to the Amended and Restated Credit Agreement with the Royal Bank of Canada, as administrative agent and collateral agent, Keybank National Association, as documentation agent, and the lenders party thereto (the “Amendment”). The Amendment changed the maturity date from November 15, 2012 to November 15, 2010, and increased the applicable rate at

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which interest will accrue by 1% to either LIBOR plus a margin ranging from 2.25% to 2.875% (depending on the utilization percentage) or the base rate plus a margin ranging from 1.25% to 1.875% (depending on the utilization percentage). The Amendment also eliminated the “accordion” feature in the credit agreement, which gave Quest Cherokee the option to request an increase in the aggregate revolving commitment from $250 million to $350 million. There was no commitment on the part of the lenders to agree to such a request.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-looking Information

We are an independent energy company with an emphasis on the acquisition, exploration, development, production, and transportation of natural gas (coal bed methane) in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma. We also own and operate a gas gathering pipeline network of approximately 2,000 miles in length within this basin. Additionally, we own a 1,120-mile interstate natural gas transmission pipeline that runs from Oklahoma to Missouri (the “KPC Pipeline”). Our main focus is upon the development of our coal bed methane gas reserves in our pipeline network region and upon the continued enhancement of the pipeline system, and supporting infrastructure. Unless otherwise indicated, references to “us”, “we”, the “Company” or “Quest” include our operating subsidiaries.

Significant Developments During the Three Months Ended March 31, 2008

During the first quarter of 2008, we continued to be focused on drilling and completing new wells. We drilled 118 gross wells and completed the connection of 101 gross wells during this period. As of March 31, 2008, we had approximately 130 additional gas wells (gross) that we were in the process of completing and connecting to our gas gathering pipeline system.

We completed approximately 70 miles of pipeline infrastructure expansion and acquired additional natural gas leases covering approximately 16,000 acres (gross).

We are also evaluating the operation of our natural gas gathering system to determine whether changes in compression or other alterations in the operation of the pipeline system might improve production.

For the three months ended March 31, 2008, our average net daily production was 55.6 Mmcfe/d.

Quest Energy purchased certain oil producing properties in Seminole County, Oklahoma from a private company for $9.5 million in a transaction that closed in early February 2008. The properties have estimated net proved reserves of 712,000 barrels, all of which are proved developed producing. In addition, Quest Energy entered into crude oil swaps for approximately 80% of the estimated net production from the property’s proved developed producing reserves at WTI-NYMEX prices per barrel of oil of approximately $96.00 in 2008, $90.00 in 2009, and $87.50 for 2010. The acquisition was financed with borrowings under Quest Energy’s credit facility.

Part of our business strategy is to expand our exploration, development and production activities beyond the Cherokee Basin. We currently own approximately 23,000 net undeveloped acres in Pennsylvania, Maryland, Texas and New Mexico. We expect our first vertical well in Pennsylvania to be completed and tested by the end of the second quarter of 2008. We plan to drill and complete additional wells during 2008 if the first well is successful. Our test well in New Mexico was unsuccessful and was plugged and abandoned in May 2008. We currently do not plan any additional activity in New Mexico. Overall, we plan to spend between $2 million and $3 million on drilling and completion of exploratory wells in 2008.

Results of Operations

As a result of the acquisition of KPC Pipeline in November 2007 we have begun reporting our results of operations as two segments: Quest Energy (natural gas and oil production) and Quest Midstream (natural gas pipelines). Previously reported amounts have been adjusted to reflect this change, which did not impact our consolidated financial statements.

The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our 2007 Form 10-K. Comparisons made between reporting periods herein are for the three month periods ended March 31, 2008 as compared to the same period in 2007.

Quest Energy (Gas and Oil Production Segment)

Overview.  The following discussion of results of operations will compare balances for the three months ended March 31, 2008 and 2007, as follows:

	For the Three Months
	Ended March 31,		Increase
	2008	2007	(Decrease)
	($ in thousands)

Oil and gas sales	$37,353	$25,549	$11,804	46.2%
Other revenue/(expense)	$50	$(13)	$63	484.6%
Oil and gas production costs	$8,211	$7,227	$984	13.6%
Transportation expense (intercompany)	$8,663	$6,361	$2,302	36.2%
Depreciation, depletion and amortization	$9,511	$6,694	$2,817	42.1%
General and administrative expense	$2,458	$1,753	$705	40.2%
Change in derivative fair value	$(23,831)	$(464)	$(23,367)	5036.0%
Interest expense	$2,140	$6,971	$(4,831)	(69.3)%

Production.  The following table presents the primary components of revenues of our Gas and Oil Production Segment (gas and oil production and average gas and oil prices), as well as the average costs per Mcfe, for the three months ended March 31, 2008 and 2007.

	For the Three Months
	Ended March 31,		Increase
	2008	2007	(Decrease)

Production Data (net):
Natural gas production (MMcf)	4,991	3,716	1,275	34.3%
Oil production (Bbl)	11,188	2,020	9,168	453.9%
Total production (MMcfe)	5,058	3,728	1,330	35.7%
Average daily production (MMcfe/d)	55.6	41.4	13.2	31.9%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$7.62	$6.99	$0.63	9.0%
Including hedges	$7.38	$7.12	$0.26	3.7%
Natural gas (Mcf) —
Excluding hedges	$7.51	$6.99	$0.52	7.4%
Including hedges	$7.26	$7.12	$0.14	2.0%
Oil (Bbl) —
Excluding hedges	$98.12	$50.33	$47.79	95.0%
Including hedges	$98.12	$50.33	$47.79	95.0%
Average Unit Costs per Mcfe:
Production costs	$1.62	$1.94	$(0.32)	(16.5)%
Transportation expense (intercompany)	$1.72	$1.71	$(0.01)	1.0%
Depreciation, depletion and amortization	$1.88	$1.80	$0.08	4.4%
General and administrative expense	$0.49	$0.47	$0.02	4.3%
Interest expense	$0.42	$1.87	$(1.45)	(77.5)%

Oil and Gas Sales.  The $11.8 million (46.2%) increase in oil and gas sales from $25.5 million for the quarter ended March 31, 2007 to $37.4 million for the quarter ended March 31, 2008 was primarily attributable to the increase in production volumes and sales prices reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was partially offset by the natural decline in production from some of our older gas wells. The additional wells contributed to the production of 4,991,000 Mcf of net gas for the quarter ended March 31, 2008, as compared to 3,716,000 net Mcf produced in the same quarter last year. Our product prices on an equivalent basis (Mcfe) increased from an average of $6.99 per Mcfe for the quarter ended March 31, 2007 to an average of $7.62 per Mcfe for the quarter ended March 31, 2008. For the quarter ended March 31, 2008, the net product price, after accounting for the loss on hedging settlements of $1.2 million during the quarter, averaged $7.38 per Mcfe. For the quarter ended March 31, 2007, the net product price, after accounting for the gain on hedging settlements of $996,000 during the quarter, averaged $7.12 per Mcfe.

Other revenue/(expense).  Other revenue for the three months ended March 31, 2008 was $50,000 as compared to other expense of $13,000 for the three-month period ended March 31, 2007, that was due to a reduction in overhead fees.

Operating Expenses.  Operating expenses, which consist of oil and gas production costs and transportation expense, totaling $16.9 million for the three months ended March 31, 2008, were comprised of lease operating costs of $5.6 million, production taxes of $1.7 million, ad valorem taxes of $804,000, and transportation expenses of $8.6 million. The current operating expenses compared to $13.6 million for the three months ended March 31, 2007, comprised of lease operating costs of $5.5 million, production taxes of $1.1 million, ad valorem taxes of $888,000, and transportation expenses of $6.1 million, a total increase of $3.3 million, or 24%.

During the three months ended March 31, 2008, management implemented cost controls which have kept lease operating costs relatively flat, while connecting approximately 600 new wells since the same quarter of 2007. Unit production costs, excluding gross production and ad valorem taxes, were $1.12 per Mcfe for the three months ended March 31, 2008 compared to $1.47 per Mcfe for the three months ended March 31, 2007 representing a 23.8% decrease. Unit production costs, inclusive of gross production and ad valorem taxes, were $1.94 per Mcfe for the 2007 period as compared to $1.62 per Mcfe for the three months ended March 31, 2008 period, representing a 16.5% decrease.

Transportation expense increased $2.3 million from $6.4 million for the three months ended March 31,2007 compared to $8.7 million for the three months ended March 31,2008, resulting in $1.72 per Mcfe for 2008. This increase primarily resulted from the annual increase in the fees charged under the midstream services agreement with Quest Midstream and increased production.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties. Our depletion of gas and oil properties as a percentage of gas and oil revenues was 25% in the three months ended March 31, 2008 compared to 26% in 2007. Depreciation, depletion and amortization expense was $1.88 per Mcfe in March 31, 2008 compared to $1.80 per Mcfe in 2007. Increases in our depletable basis and production volumes caused depletion expense to increase $2.8 million to $9.5 million in 2008 compared to $6.7 million in 2007.

General and Administrative Expense.  General and administrative expenses increased from $1.8 million for the quarter ended March 31, 2007 to $2.5 million for the quarter ended March 31, 2008. This increase resulted from a non-cash charge for amortization of stock and unit awards. The remainder of the increase is due to an increase in staff personnel, legal, accounting and professional fees, travel expenses for presentations to increase our visibility with investors, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls.

Change in Derivative Fair Value.  Change in derivative fair value was a non-cash loss of $23.8 million for the three months ended March 31, 2008, which included a $23.5 million loss attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133 and a loss of $283,000 relating to hedge ineffectiveness. Change in derivative fair value was a non-cash loss of $464,000 for the three months ended March 31, 2007, which included a $1.04 million loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $572,000 relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

Interest Expense.  Interest expense decreased to $2.1 million for the quarter ended March 31, 2008 from $7.0 million for the quarter ended March 31, 2007, due to refinancing of our credit facilities attributable to the segment during 2007 resulting in lower average interest rates and lower outstanding borrowings attributable to the segment.

Quest Midstream (Natural Gas Pipelines Segment)

	For the Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
	($ in thousands)

Pipeline Revenue:
Gas pipeline revenue — Third Party	$6,901	$1,542	$5,359	347.5%
Gas pipeline revenue — Intercompany	8,663	6,361	2,302	36.2%

Total gas pipeline revenue	$15,564	$7,903	$7,661	96.9%
Pipeline operating expense	$7,249	$4,934	$2,315	46.9%
Depreciation and amortization	$3,222	$1,126	$2,096	186.1%
General and administrative expense	$1,825	$886	$939	106.1%
Interest expense	$2,001	$142	$1,859	1309.0%
Throughput Data (MMcf):
Throughput — Third Party	430	400	30	7.5%
Throughput — Intercompany	6,513	4,970	1,543	31.0%

Total throughput (MMcf)	6,943	5,370	1,573	29.3%
Average Pipeline Operating Costs per MMcf:
Pipeline operating	$1.04	$0.92	$0.12	13.0%
Depreciation and amortization	$0.46	$0.32	$0.14	43.8%
General and administrative expense	$0.26	$0.16	$0.10	62.5%
Interest expense	$0.29	$0.03	$0.26	866.7%

Pipeline Revenue.  Our third party transmission and gathering revenues were $6.9 million for the three months ended March 31, 2008, an increase of $5.4 million (348%) from $1.5 million for the three months ended March 31, 2007. 91% of the increase was attributable to revenue contributions from Quest Pipelines (KPC), which was acquired November 1, 2007, totaling $4.9 million. The remaining increase was due to additional third party volumes on our gathering system.

The intercompany gas pipeline revenues were $8.7 million for the three months ended March 31, 2008 as compared to $6.4 million for the three months ended March 31, 2007, an increase of $2.3 million, or 36%. The increase is due to the 31% increase in throughput volumes from our Cherokee Basin properties and the increase in gathering and compression fees resulting from the annual price adjustment under the midstream services agreement that became effective January 1, 2008, which provided for a fixed transportation fee that was higher than the fees in the year earlier period.

Pipeline Operating Expense.  Pipeline operating costs for the three months ended March 31, 2008 totaled approximately $7.2 million ($1.04 per Mcf) as compared to pipeline operating costs of $4.9 million ($0.92 per Mcf) for the three months ended March 31, 2007. This increase in operating costs was due to the delivery of additional compressors in anticipation of increased pipeline volumes, the number of wells completed and operated during the year, the increased miles of pipeline in service, the increase in property taxes and the operations of the KPC Pipeline.

Depreciation and Amortization.  Depreciation and amortization expense was $3.2 million for the three months ended March 31, 2008 compared to $1.1 million in 2007. The increase is due to the acquisition of the KPC Pipeline on November 1, 2007 and the additional natural gas gathering pipeline installed during the year ended December 31, 2007 and the three months ended March 31, 2008.

General and Administrative Expense.  General and administrative expenses increased from $886,000 for the quarter ended March 31, 2007 to $1.8 million for the quarter ended March 31, 2008. This increase resulted from a non-cash charge of approximately $450,000 for amortization of stock and unit awards. The remainder of the increase is due to an increase in staff personnel, legal, accounting and professional fees, travel expenses for presentations to increase our visibility with investors, costs for establishing a Houston office and staffing requirements, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls.

Interest Expense.  Interest expense increased to $2.0 million for the quarter ended March 31, 2008 from $142,000 for the quarter ended March 31, 2007, due to additional borrowings under of our credit facility to finance the KPC Pipeline acquisition during 2007 and the construction of additional gas gathering pipeline.

Corporate Unallocated Items

Overview.  The following discussion of results of operations will compare balances for the three months ended March 31, 2008 and 2007, as follows:

	For the Three Months
	Ended March 31,		Increase
	2008	2007	(Decrease)
	($ in thousands)

General and administrative expenses	$547	$—	$547	100%
Depreciation expenses	$68	$44	$24	54.5%
Interest expense	$983	$—	$983	100.0%

General and Administrative expenses.  General and administrative expenses increased from $0 for the quarter ended March 31, 2007 to $547,000 for the quarter ended March 31, 2008. This increase resulted from a non-cash charge of approximately $547,000 for amortization of stock and unit awards.

Depreciation expenses.  Depreciation and amortization expense was $68,000 for the three months ended March 31, 2008 compared to $44,000 for the three months ended March 31, 2007. The increase is due to new office space and furniture and equipment to meet staffing requirements.

Interest Expense.  Interest expense increased to $983,000 for the quarter ended March 31, 2008 from no interest expense for the quarter ended March 31, 2007. During the first three months of 2007, all of the indebtedness under our prior Guggenheim credit facilities was allocated to our oil and production segment. In connection with the formation of Quest Energy, the portion of this debt that was not refinanced with the proceeds from Quest Energy’s initial public offering and new credit facility was deemed to be unallocated.

Net Income

We recorded a net loss of $11.6 million for the quarter ended March 31, 2008 as compared to a net loss of $3.3 million for the quarter ended March 31, 2007, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above and inclusive of the gain from our minority interest in continuing operations of Quest Midstream and Quest Energy for the quarter ended March 31, 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations, amounts available under our revolving credit facilities and funds from future private and public equity and debt offerings. Please read Note 3 — Long-Term Debt to our consolidated financial statements included in our 2007 Form 10-K for additional information relating to our credit facilities, including a description of the financial covenants contained in each of the credit facilities.

At March 31, 2008, we had $6 million of availability under our revolving credit facility, which was available for general corporate purposes.

At March 31, 2008, Quest Energy had $37 million of availability under its revolving credit facility, which was available to fund the drilling and completion of additional gas wells, the recompletion of single seam wells into multi-seam wells, the acquisition of additional acreage, equipment and vehicle replacement and purchases and the construction of salt water disposal facilities.

At March 31, 2008, Quest Midstream had $29 million of availability under its revolving credit facility, which was available to fund additional pipeline construction and related facilities, the connection of additional wells to our pipeline system, pipeline acquisitions and working capital for our pipeline operations.

At March 31, 2008, we had current assets of $57.7 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $223,000 and $28.7 million, respectively) was $14.4 million at March 31, 2008, compared to working capital (excluding the short-term derivative asset and liability of $6.7 million and $8.2 million, respectively) of $1.2 million at December 31, 2007. The changes in working capital were primarily due to a decrease in revenue payable of $1.6 million and accrued expenses of $2.8 million; and an increase of $3.1 million in receivables.

Additionally, inventory, accounts payable and accrued expenses balances increased as we expanded our operations. A substantial portion of our production is hedged. We are generally required to settle a portion of our commodity hedges on each of the 5th and 25th day of each month. As is typical in the gas and oil business, we generally do not receive the proceeds from the sale of the hedged production until around the 25th day of the following month. As a result, when gas and oil prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production.

Capital Expenditures

During the three months ended March 31, 2008, a total of approximately $39.5 million of capital expenditures was invested as follows: $25.8 million was invested in new natural gas wells and properties, $9.5 million in new pipeline facilities, $3.0 million in acquiring leasehold and $1.2 million in other additional capital items. These investments were funded by cash flow from operations, remaining cash from the proceeds of the Quest Midstream borrowings of $11 million and Quest Energy borrowings of $29 million under their credit facilities.

During 2008, we intend to focus on drilling and completing up to 325 new wells in the Cherokee Basin. Management currently estimates that it will require for each of 2008 and 2009 capital investments of:

•	$41.0 million to drill and complete these wells and recomplete an estimated 52 gross wells in the Cherokee Basin;

•	$37.5 million for acreage, the acquisition of properties in Seminole County, Oklahoma, equipment and vehicle replacement and purchases and salt water disposal facilities in the Cherokee Basin;

•	$21.5 million for the pipeline expansion to connect the new wells to our existing gas gathering pipeline network in the Cherokee Basin;

•	$15.5 million for line looping, KPC activities, and the building of a new processing plant; and

•	$2.0 million for exploration and production activities in areas outside of the Cherokee Basin.

Our capital expenditures will consist of the following:

•	maintenance capital expenditures, which are those capital expenditures required to maintain our production levels and asset base and pipeline volumes over the long term; and

•	expansion capital expenditures, which are those capital expenditures that we expect will increase our production of our gas and oil properties, our asset base or our pipeline volumes over the long term.

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

We will be responsible for the capital expenditures outside the Cherokee Basin described above. We intend to finance these capital expenditures through either borrowings under our revolving credit facility, the issuance of debt or equity securities and/or distributions from Quest Energy and/or Quest Midstream.

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

We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility and the credit facilities of Quest Midstream and Quest Energy. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and maintain our pipeline volumes. Please read Note 5. Long-Term Debt to our consolidated financial statements included in this report for a description of the financial covenants contained in each of the credit facilities. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Cash Flows

Cash Flows from Operating Activities.  Net cash provided by operating activities totaled $9.3 million for the three months ended March 31, 2008 as compared to net cash provided by operations of $10.4 million for the three months ended March 31, 2007. This resulted from the change in derivative fair value, a decrease in restricted cash, an increase in accounts receivable and a decrease in revenue payable and accrued expenses.

Cash Flows Used in Investing Activities.  Net cash used in investing activities totaled $39.7 million for the three months ended March 31, 2008 as compared to $32.4 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, a total of approximately $32.7 million of capital expenditures was invested as follows: $31.1 million was invested in new natural gas wells and properties, $1.0 million in acquiring leasehold, $6.4 million in the construction of new pipeline, and $1.2 million in other additional capital items.

Cash Flows from Financing Activities.  Net cash provided by financing activities totaled $26.7 million for the three months ended March 31, 2008 as compared to $27.0 million for the three months ended March 31, 2007, and related to the financing of capital expenditures. The net cash provided from financing activities during the three months ended March 31, 2008 was due primarily to $29 million of borrowings under the Quest Cherokee credit facilities. The net cash provided from financing activities for the three months ended March 31, 2007 was due primarily to $27.2 million of capital contributions.

Contractual Obligations

Future payments due on our contractual obligations as of March 31, 2008 are as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Revolving Credit Facility — Quest Resource	$44,000	$—	$—	$44,000	$—
Revolving Credit Facility — Quest Energy(2)	123,000	—	123,000	—	—
Revolving Credit Facility — Quest Midstream	106,000	—	—	106,000	—
Notes Payable	613	448	21	138	6
Interest expense obligation(1)(2)	67,495	14,078	35,420	17,997	—
Drilling contractor	2,548	2,548	—	—	—
Asset retirement obligations	3,998	—	—	—	3,998
Lease obligations	9,475	899	2,432	2,373	3,771
Derivatives	45,948	28,745	17,203	—	—

Total	$403,077	$46,718	$178,076	$170,508	$7,775

(1)	The interest payment obligation was computed using the LIBOR interest rate as of March 31, 2008. If the interest rate were to change 1%, then the total interest payment obligation would change by $11.7 million. Effective April 15, 2008, the interest rate on Quest Energy’s revolving credit facility was increased by 1%. This change has been reflected in the table above. See Note 11 to the consolidated financial statements included in this report.

(2)	Effective April 15, 2008, the maturity date for Quest Energy’s revolving credit facility was changed from November 15, 2012 to November 14, 2010. This change has been reflected in table above. See Note 11 to the consolidated financial statements included in this report.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is contained in Note 2 to our consolidated financial statements. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2007 Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

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

When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A. “Risk Factors” in our 2007 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2007 Form 10-K. For more information on our risk management activities, see Note 6 to our consolidated financial statements in this report.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2008 were effective at a reasonable assurance level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Commitments and Contingencies”, which is incorporated herein by reference.

In addition, from time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1		The Third Amended and Restated Bylaws of the Company.
10	.1*	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., effective as of January 1, 2007, by Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy’s Current Report on Form 8-K on April 11, 2008).
10	.2*	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., dated as of November 15, 2007, by and between the Company and Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy’s Current Report on Form 8-K on November 21, 2007).
10.3		Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., effective as of January 1, 2007, by Quest Midstream GP, LLC.

10	.4*	Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., dated as of November 1, 2007, by and among Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.5*	First Amendment to Amended and Restated Credit Agreement, effective as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, Keybank National Association, and the Lenders Party Thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2008).
10.6		First Amendment to Office Lease, dated as of February 7, 2008, by and between Quest Midstream Partners, L.P. and Cullen Allen Holdings L.P.
10.7		Assignment and Assumptions of Leases, dated as of February 28, 2008, by and between Chesapeake Energy Corporation and Quest Resource Corporation.
12.1		Ratio of Earnings to Fixed Charges
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May, 2008.

QUEST RESOURCE CORPORATION

By:	/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer