Form 10-Q/A
period 2008-03-31
QUEST RESOURCE CORP
filed 2009-07-14
CIK 775351

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 includes restated consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 for Quest Resource Corporation (“QRCP” or the “Company”). The consolidated balance sheet as of December 31, 2007 was restated in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on June 3, 2009 (the “2008 Form 10-K”).

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

As reported on a Current Report on Form 8-K filed on January 2, 2009, on December 31, 2008, the board of directors of QRCP determined that the audited consolidated financial statements of QRCP as of and for the years ended December 31, 2007, 2006 and 2005 and QRCP’s unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six month periods ended June 30, 2008 should no longer be relied upon.

Restatement and Reaudit — In October 2008, QRCP’s audit committee engaged a new independent registered public accounting firm to audit the Company’s consolidated financial statements for 2008 and, in January 2009, engaged them to reaudit the Company’s consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

The restated consolidated financial statements included in this Form 10-Q/A correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented. The most significant errors (by dollar amount) consist of the following:

•	The Transfers, which were not approved expenditures of QRCP, were not properly accounted for as losses.

•	Hedge accounting was inappropriately applied for QRCP’s commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed.

•	Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses.

•	Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts.

•	Capitalized interest was not recorded on pipeline construction. As a result, pipeline assets and accumulated deficit were understated and interest expense was overstated in all periods presented.

•	Errors were identified in stock-based compensation expense, including the use of incorrect grant dates, valuation errors, and incorrect vesting periods.

•	As a result of previously discussed errors and an additional error related to the methods used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization.

•	As a result of previously discussed errors relating to oil and gas properties and hedge accounting, and errors relating to the treatment of deferred taxes, errors existed in our ceiling test calculations.

•	Errors were identified in the calculation of outstanding shares in all periods as we inappropriately included restricted share grants in our calculation of issued shares when the restrictions lapsed, rather than the date at which the restricted shares were granted. This error did not affect net income, but did impact our issued and outstanding share amounts as well as our weighted average share amounts.

Although the items listed above comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported stockholders’ equity, major restatement adjustments and restated stockholders’ equity as well as previously reported net loss, major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

March 31, 2008

Stockholders’ equity as previously reported	$65,890
Effect of the Transfers	(10,000)
Reversal of hedge accounting	(2,725)
Accounting for formation of Quest Cherokee	(19,029)
Capitalization of costs in full cost pool	(27,666)
Recognition of costs in proper periods	(1,237)
Capitalized interest	1,856
Stock-based compensation	—
Depreciation, depletion and amortization	10,059
Impairment of oil and gas properties	30,719
Other errors	5,682

Stockholders’ equity as restated	$53,549

	Three Months Ended
	March 31, 2008	March 31, 2007

Net loss as previously reported	$(11,643)	$(3,311)
Effect of the Transfers	—	(500)
Reversal of hedge accounting	(19,196)	(14,079)
Accounting for formation of Quest Cherokee	26	26
Capitalization of costs in full cost pool	(3,730)	(2,342)
Recognition of costs in proper periods	750	89
Capitalized interest	143	87
Stock-based compensation	(431)	(345)
Depreciation, depletion and amortization	(391)	(539)
Impairment of oil and gas properties	—	—
Other errors(*)	9,377	(1,146)

Net loss as restated	$(25,095)	$(22,060)

*	Includes minority interest impact.

Reconciliations from amounts previously included in QRCP’s consolidated financial statements to restated amounts on a financial statement line item basis are presented in Note 12 to the accompanying consolidated financial statements.

Other Matters — In addition to the items for which QRCP has restated its consolidated financial statements, the Oklahoma Department of Securities has filed a lawsuit alleging:

•	An additional theft of approximately $1.0 million by David Grose, the former chief financial officer of QRCP, and Brent Mueller, the former purchasing manager of QRCP. The evidence indicates that this theft occurred in the third quarter of 2008 after the periods covered by this report, and therefore did not result in a restatement.

•	A kickback scheme involving the former chief financial officer and the former purchasing manager, in which the former chief financial officer and the former purchasing manager received kickbacks totaling approximately $0.9 million each from several related suppliers during the years ended December 31, 2007 and 2008.

QRCP experienced significant increased costs in the second half of 2008 and continues to experience such increased costs in the first half of 2009 due to, among other things (as more fully described in our 2008 Form 10-K in Items 1. and 2. “Business and Properties — Recent Developments — Internal Investigation; Restatements and Reaudits”):

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A restates the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in its entirety to reflect the effects of the restatement. However, the Company has not modified nor updated disclosures presented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as required to reflect the effects of the matters discussed above. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, initially filed with the SEC on May 12, 2008, or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on 2008 Form 10-K and the others subsequent reports that the Company has filed with the Securities Exchange Commission.

The Company has also restated the following items, which were impacted by the adjustments described above:

Part I

Item 1 — Financial Statements

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Item 4 — Controls and Procedures

In addition, in accordance with applicable SEC rules, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A includes currently-dated certifications from our Chief Executive Officer and President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, in Exhibits 31.1, 31.2, 32.1 and 32.2.

QUEST RESOURCE CORPORATION
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Except as otherwise required by the context, references in this quarterly report to “we,” “our,” “us,” “Quest” or “the Company” refer to Quest Resource Corporation and its subsidiaries: Quest Energy Partners, L.P.; Quest Energy GP, LLC; Quest Cherokee, LLC; Quest Cherokee Oilfield Service, LLC; Quest Midstream Partners, L.P.; Quest Midstream GP, LLC; Bluestem Pipeline, LLC; Quest Transmission Company, LLC; Quest Kansas Pipeline, L.L.C.; Quest Kansas General Partner, L.L.C.; Quest Pipelines (KPC); Quest Oil & Gas, LLC; and Quest Energy Service, LLC. Our operations are primarily conducted through Quest Cherokee, LLC, Quest Cherokee Oilfield Service, LLC, Bluestem Pipeline, LLC and Quest Energy Service, LLC.

Our unaudited interim financial statements, including consolidated balance sheets as of March 31, 2008 and December 31, 2007, consolidated statements of operations and consolidated statements of cash flows for the three month period ended March 31, 2008 and the comparable period of 2007, and a consolidated statement of stockholders’ equity for the three month period ended March 31, 2008, are attached hereto as Pages F-1 through F-31 and are incorporated herein by this reference.

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

The financial statements included herein should be read in conjunction with the 2007 financial statements and notes as restated, which have been included in the 2008 Form 10-K.

Restatement of Financial Statements: As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A the financial statements are being restated to reflect the impact of errors in our previously issued financial statements. See further discussion in Note 12 to the accompanying consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$10,634	$6,680
Restricted cash	1,236	1,236
Accounts receivable, trade	16,894	15,557
Other receivables	3,199	1,480
Other current assets	4,618	3,962
Inventory	10,609	6,622
Current derivative financial instrument assets	2,232	8,008

Total current assets	49,422	43,545
Property and equipment, net of accumulated depreciation of $7,058 and $6,207	22,084	21,505
Pipeline assets, net of accumulated depreciation of $14,935 and $11,791	290,868	294,526
Oil and gas properties under full cost method of accounting, net	319,662	300,953
Other assets, net	17,115	8,541
Long-term derivative financial instrument assets	685	3,467

Total assets	$699,836	$672,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,494	$31,202
Revenue payable	6,354	7,725
Accrued expenses	7,911	8,387
Current portion of notes payable	448	666
Current derivative financial instrument liabilities	32,383	8,108

Total current liabilities	78,590	56,088
Non-current liabilities:
Long-term derivative financial instrument liabilities	16,506	6,311
Asset retirement obligation	3,320	2,938
Notes payable	273,040	233,046

Non-current liabilities	292,866	242,295

Total liabilities	371,456	298,383
Minority interests	274,831	297,385
Commitments and contingencies
Stockholders’ equity:
10% convertible preferred stock, $.001 par value; authorized shares — 50,000,000; none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; authorized shares — 200,000,000; issued — 23,795,092 and 23,553,230 at March 31, 2008 and December 31, 2007; outstanding 22,808,600 and 22,471,355 at March 31, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	213,727	211,852
Accumulated deficit	(160,202)	(135,107)

Total stockholders’ equity	53,549	76,769

Total liabilities and stockholders’ equity	$699,836	$672,537

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Restated)
($ in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2008	2007

Revenue:
Oil and gas sales	$38,314	$24,974
Gas pipeline revenue	6,901	1,542

Total revenues	45,215	26,516
Costs and expenses:
Oil and gas production	10,406	9,473
Pipeline operating	6,958	4,896
General and administrative	5,743	2,554
Depreciation, depletion and amortization	14,889	8,548
Misappropriation of funds	—	500

Total costs and expenses	37,996	25,971

Operating income	7,219	545
Other income (expense):
Loss from derivative financial instruments	(44,239)	(13,547)
Gain on sale of assets	30	107
Other income (expense)	50	(13)
Interest income	17	177
Interest expense	(4,900)	(8,462)

Total other income (expense)	(49,042)	(21,738)

Net loss before minority interest	(41,823)	(21,193)
Minority interest	16,728	(867)

Net loss	$(25,095)	$(22,060)

Net loss per common share — basic and diluted	$(1.11)	$(0.99)

Weighted average common and common equivalent shares:
Basic	22,639,978	22,263,119
Diluted	22,639,978	22,263,119

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Restated)
($ in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(25,095)	$(22,060)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	14,889	8,548
Change in derivative fair value	43,028	14,541
Stock-based compensation	1,875	530
Stock-based compensation - minority interests	125	—
Amortization of loan origination fees	526	543
Bad debt expense	26	22
Gain on sale of assets	—	(107)
Minority interest	(16,728)	867
Change in assets and liabilities:
Accounts receivable	(1,363)	(2,059)
Other receivables	(1,719)	(1,028)
Other current assets	(656)	(889)
Other assets	(251)	501
Accounts payable	2,041	4,965
Revenue payable	(1,371)	1,479
Accrued expenses	4,153	1,203
Other long-term liabilities	345	41
Other	(1,327)	137

Net cash provided by operating activities	18,498	7,234
Cash flows from investing activities:
Restricted cash	—	(31)
Equipment, development, leasehold and pipeline	(45,034)	(28,049)

Net cash used in investing activities	(45,034)	(28,080)
Cash flows from financing activities:
Repayments of note borrowings	(99)	(221)
Proceeds from revolver note	39,875	10,000
Refinancing costs	—	(1,687)
Distributions to unit holders	(9,286)	—

Net cash provided by financing activities	30,490	8,092

Net increase (decrease) in cash	3,954	(12,754)
Cash and cash equivalents, beginning of period	6,680	33,820

Cash and cash equivalents, end of period	$10,634	$21,066

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Restated)
(Amounts subsequent to December 31, 2007 are unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	($ in thousands)

Balance, December 31, 2007	23,553,230	$24	$211,852	$(135,107)	$76,769
Stock based compensation	—	—	1,875	—	1,875
Restricted stock grants, net	241,862	—	—	—	—
Net loss	—	—	—	(25,095)	(25,095)

Balance, March 31, 2008	23,795,092	$24	$213,727	$(160,202)	$53,549

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.	Basis of Presentation and Misappropriation, Reaudit and Restatement

Nature of Business

Quest Resource Corporation (the “Company”) is a Nevada corporation formed in July 1982. Unless the context requires otherwise, references to “we,” “us,” “our,” “QRCP” or the “Company” are intended to mean Quest Resource Corporation and its consolidated subsidiaries.

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

We conduct our business through two reportable business segments. These segments and the activities performed to provide services to our customers and create value for our stockholders are as follows:

•	Quest Energy — oil and gas production focused on coal bed methane in the Cherokee Basin; and

•	Quest Midstream — transporting, selling, gathering, treating and processing natural gas.

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

Misappropriation, Reaudit and Restatement

These consolidated financial statements include our restated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was restated in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed on June 3, 2009.

Investigation — On August 22, 2008, in connection with an inquiry from the Oklahoma Department of Securities, the boards of directors of QRCP, Quest Energy GP, LLC (“Quest Energy GP”), the general partner of Quest Energy, and Quest Midstream GP, LLC (“Quest Midstream GP”), the general partner of Quest Midstream, held a joint working session to address certain unauthorized transfers, repayments and re-transfers of funds (the “Transfers”) to entities controlled by their former chief executive officer, Mr. Jerry D. Cash. These transfers totaled approximately $10 million between 2005 and 2008.

A joint special committee comprised of one member designated by each of the boards of directors of QRCP, Quest Energy GP, and Quest Midstream GP, was immediately appointed to oversee an independent internal

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigation of the Transfers. In connection with this investigation, other errors were identified in prior year financial statements and management and the board of directors concluded that we had material weaknesses in our internal control over financial reporting. As of March 31, and December 31, 2008, these material weaknesses continued to exist.

As reported on a Current Report on Form 8-K initially filed on January 2, 2009 on December 31, 2008, the board of directors of QRCP determined that the audited consolidated financial statements of QRCP as of and for the years ended December 31, 2007, 2006 and 2005 and QRCP’s unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 should no longer be relied upon.

The restated consolidated financial statements to which these Notes apply also correct errors in a majority of the financial statement line items found in the previously issued consolidated financial statements for all periods presented. See Note 12 — Restatement.

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Company’s restated Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. The 2008 Form 10-K includes restated consolidated financial statements and footnotes as of and for the year ended December 31, 2007. These policies were also followed in preparing the consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Estimates made in preparing the consolidated financial statements include, among other things, estimates of the proved oil and gas reserve volumes used in calculating depletion, depreciation and amortization expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods.

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

Concentration of Credit Risk

A significant portion of the Company’s liquidity is concentrated in cash and derivative contracts that enable the Company to hedge a portion of its exposure to price volatility from producing oil and natural gas. These arrangements expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of oil and natural gas products. Natural gas sales to one purchaser (ONEOK Energy Marketing and Trading Company) accounted for more than 99% of total oil and natural gas revenues for the three months ended March 31, 2008. Natural gas sales to two purchasers (ONEOK and Tenaska Marketing Ventures) accounted for 70% and 30% of total natural gas revenues for the three months ended March 31, 2007.

KPC Pipeline’s two primary customers are Kansas Gas Service (KGS) and Missouri Gas Energy (MGE), both of which are served under long-term natural gas transportation contracts representing 59% and 36% of the gas transported, respectively, for the three months ended March 31, 2008.

The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that the Company’s customers may be similarly affected by changes in economic, industry or other conditions.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, as well as other directly identifiable general and administrative costs associated with such activities.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

The Company reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil and natural gas reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations. No impairment is reflected in the Company’s financial statements at March 31, 2008 and December 31, 2007.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of oil and natural gas, in which case the gain or loss is recognized in income.

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

Debt Issue Costs

Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at March 31, 2008 and December 31, 2007 totaled $8.0 million and $8.4 million, respectively, and are being amortized over the life of the credit facilities.

Other Dispositions

Upon disposition or retirement of property and equipment other than oil and natural gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, deposits, derivative contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and accrued expenses approximates fair value because of the short-term nature of those instruments. The derivative contracts are not designated as hedges, and therefore, are recorded at fair value. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

Stock-Based Compensation

Stock Options.  Effective January 1, 2006, the Company adopted SFAS 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. The Company has previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. The Company used the modified retrospective application method of adopting SFAS 123R, whereby compensation cost and the related tax effect have been recognized in the condensed consolidated financial statements for all relevant periods. The Company has estimated expected forfeitures, as required by SFAS 123R, and the Company is recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS 123R was immaterial.

On March 5, 2008, the Company’s board of directors approved the conversion of 140,000 stock options held by certain directors into 70,000 bonus shares. As a result, the Company recognized additional compensation expense of $0.1 million during the three month period ended March 31, 2008.

Partnership Unit Awards.  Quest Energy GP, LLC, the general partner of Quest Energy, granted bonus units to certain members of its Board of Directors during the three months ended March 31, 2008. The units are subject to vesting with 25% of the units immediately vested and one-third of the remaining units vesting equally on each of the first three anniversaries of the date of the grant. The fair value of the unit awards granted is recognized over the applicable vesting period as compensation expense. Compensation expense amounts are recognized in general and administrative expenses or capitalized to oil and gas properties. For the three months ended March 31, 2008, Quest Energy did not capitalize any of the value associated with the bonus unit grants. The value of the bonus unit grants included in general and administrative expenses for the three months ended March 31, 2008 was $17,000.

Quest Midstream GP, LLC, the general partner of Quest Midstream, granted bonus units to certain employees and certain members of its Board of Directors during the year ended December 31, 2007. The units are subject to a three-year vesting schedule. The fair value of the unit awards granted is recognized over the applicable vesting period as compensation expense. The value of the bonus unit grants included in general and administrative expenses for the three months ended March 31, 2008 was $381,000.

Stock Awards.  The Company granted shares of common stock to certain employees in February 2008 and February, March, April, September and December 2007. The shares are subject to three-year and four-year vesting schedules. In March 2008, the Company granted bonus shares to its independent directors in exchange for the cancellation of their unvested stock options. See “— Stock Options” above. The fair value of the stock awards granted is recognized over the applicable vesting period as compensation expense. To the extent the compensation expense relates to employees directly involved in acquisition, exploration and development activities, such amounts are capitalized to oil and gas properties. Amounts not capitalized to oil and gas properties are recognized in general and administrative expenses.

Accounting for Derivative Instruments and Hedging Activities

The Company uses derivatives to hedge against changes in cash flows related to product price, as opposed to their use for trading purposes. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that all derivatives be recorded on the balance sheet at fair value. None of our derivative instruments have been designated as hedges. Accordingly, we record all derivative instruments in the consolidated balance sheet at fair value with changes in fair value recognized in earnings as they occur. Both realized and unrealized gains and losses associated with derivative financial instruments are currently recognized in other income (expense) as they occur.

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

Pipeline assets	$124,936
Contract-related intangible assets	9,934
Liabilities assumed	(1,145)

Purchase price	$133,725

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

Three Months
Ended March 31, 2007
(in thousands)

Pro forma revenue	$33,640
Pro forma net (loss)	$(22,590)
Pro forma net (loss) per share	$(1.01)

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

The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousand)

Asset retirement obligation beginning balance	$2,938	$1,410
Liabilities incurred	28	42
Liabilities settled	(8)	(1)
Accretion expense	71	26
Revisions in estimated cash flows	291	—

Asset retirement obligation ending balance	$3,320	$1,477

5.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Senior credit facilities	$273,000	$233,000
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 1.9% to 8.9% per annum	488	712

Total long-term debt	273,488	233,712
Less — current maturities	448	666

Total long term debt, net of current maturities	$273,040	$233,046

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate scheduled maturities of notes payable and long-term debt for the period ending December 31, 2013 and thereafter were as follows as of March 31, 2008 (assuming no payments were made on the revolving credit facilities prior to their maturity) (dollars in thousands):

2009	$14
2010	123,006
2011	7
2012	150,007
2013	—
Thereafter	6

$273,040

Credit Facilities

The Company and its subsidiaries are parties to three credit facilities. See Note 3 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) for descriptions of the material terms of the credit facilities.

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

Other Long-Term Indebtedness

Approximately $488,000 of notes payable to banks and finance companies were outstanding at March 31, 2008 and secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 1.9% to 8.9% per annum.

6.	Financial Instruments and Hedging Activities

Oil and Natural Gas Hedging Activities

The Company seeks to reduce its exposure to unfavorable changes in oil and natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certainty the effective oil and natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. As of March 31, 2008, fixed-price contracts are in place to hedge 42.9 MMBtu of estimated future natural gas production. Of this total volume, 13.7 MMBtu are hedged for 2008 and 29.2 MMBtu thereafter. As of March 31, 2008, fixed-price contracts are in place to hedge 93,000 Bbls of estimated future oil production. Of this total volume, 27,000 Bbls are hedged for 2008 and 66,000 Bbls thereafter.

For energy swap contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally a regional spot market index or in some cases, NYMEX future prices), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Oil and natural gas collars contain a fixed floor price (put) and ceiling price (call) (generally a regional spot market index or in some cases, NYMEX future prices). If the market price of oil or natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of oil or natural gas is between the call and the put strike price, then no payments are due from either party.

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2008.

	Nine Months
	Ending
	December 31,	Year Ending December 31,
	2008	2009	2010	2011	2012	Total
	(Dollars in thousands, except per MMBtu and Bbl data)

Natural Gas Swaps:
Contract volumes (MMBtu)	8,458,725	14,629,200	12,499,060	—	2,000,004	37,586,989
Weighted average fixed price per MMBtu(1)	$6.98	$7.78	$7.42	$—	$8.11	$7.50
Fair value, net	$(12,429)	$(11,212)	$(9,283)	$—	$44	$(32,880)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	5,280,275	—	—	—	—	5,280,275
Ceiling	5,280,275	—	—	—	—	5,280,275
Weighted average fixed price per MMBtu(1)
Floor	$6.54	$—	$—	$—	$—	$6.54
Ceiling	$7.53	$—	$—	$—	$—	$7.53
Fair value, net	$(12,602)	$—	$—	$—	$—	$(12,602)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	13,739,000	14,629,200	12,499,060	—	2,000,004	42,867,264
Weighted average fixed price per MMBtu(1)	$6.81	$7.78	$7.42	$—	$8.11	$7.38
Fair value, net	$(25,031)	$(11,212)	$(9,283)	$—	$44	$(45,482)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months
	Ending
	December 31,	Year Ending December 31,
	2008	2009	2010	2011	2012	Total
	(Dollars in thousands, except per MMBtu and Bbl data)

Oil Swaps:
Contract volumes (Bbl)	27,000	36,000	30,000	—	—	93,000
Weighted average fixed price per Bbl(1)	$95.92	$90.07	$87.50	$—	$—	$90.94
Fair value, net	$(97)	$(205)	$(188)	$—	$—	$(490)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with notional volumes by year, as follows: 2008: 4,716,000 MMBtu.

Interest Rate Hedging Activities

At March 31, 2008, the Company had no outstanding interest rate cap or swap agreements.

Loss from Derivative Financial Instruments

Change in derivative fair value in the statements of operations for the three months ended March 31, 2008 and 2007 is comprised of the following:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)

Unrealized gains (losses)	$(43,028)	$(14,541)
Realized gains (losses)	(1,211)	994

Loss from derivative financial instruments	$(44,239)	$(13,547)

Fair Value — The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
	1	2	3	Collateral*	Value

Derivative financial instruments — assets	$—	$5	$2,244	$668	$2,917
Derivative financial instruments — liabilities	$—	$(19,579)	$(28,642)	$(668)	$(48,889)

Total	$—	$(19,574)	$(26,398)	$—	$(45,972)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Amounts represent the effect of legally enforceable master netting agreements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as “normal purchases normal sales”. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our consolidated balance sheets.

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

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Balance at beginning of year	$3,444
Realized and unrealized gains included in earnings	(29,470)
Purchases, sales, issuances, and settlements	(372)
Transfers into and out of Level 3	—

Balance as of March 31, 2008	$(26,398)

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

Cancellation or termination of a fixed-price contract would subject a greater portion of the Company’s oil or natural gas production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. Cancellation or termination of an interest rate swap or cap would subject a greater portion of the Company’s long-term debt to market interest rates, which, in an inflationary environment, could have an adverse effect on its future net income. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.

Market Risk

The differential between the floating price paid under each energy swap or collar contract and the price received at the wellhead for our production is termed “basis” and is the result of differences in location, quality,

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract terms, timing and other variables. For instance, some of our fixed price contracts are tied to commodity prices on the New York Mercantile Exchange (“NYMEX”), that is, we receive the fixed price amount stated in the contract and pay to our counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of our natural gas assets and the cost of transporting the natural gas to another market, the amount that we receive when we actually sell our natural gas is based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with a small portion being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Company is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of the month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of the month index. The crude oil production for which we have entered into swap agreements is sold at a contract price based on the average daily settling price of NYMEX less $1.10/Bbl, which eliminates our exposure to changing differentials on this production. This contract runs through March 2009 with automatic extensions thereafter unless terminated by either party. Recently, the basis differential has been increasingly volatile and has on occasion resulted in us receiving a net price for our oil and natural gas that is significantly below the price stated in the fixed price contract.

The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its oil and natural gas that is significantly below the price stated in the fixed price contract.

Changes in future gains and losses to be realized in oil and natural gas sales upon cash settlements of fixed-price contracts as a result of changes in market prices for oil and natural gas are expected to be offset by changes in the price received for hedged oil and natural gas production.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, deposits, hedging contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The derivative contracts are not designated as hedges, and therefore, are recorded at fair value. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

7.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

•	For the three months ended March 31, 2008 and 2007, dilutive shares do not include the assumed exercise of outstanding stock options.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles the components of the EPS computation (dollars in thousands, except per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2008:
Net loss	$(25,095)
Basic EPS available to common shareholders	$(25,095)	22,639,978	$(1.11)
Effect of dilutive securities:
None		—	—

Diluted EPS available to common shareholders	$(25,095)	22,639,978	$(1.11)

For the three months ended March 31, 2007:
Net loss	$(22,060)
Basic EPS available to common shareholders	$(22,060)	22,263,119	$(0.99)
Effect of dilutive securities:
None		—	—

Diluted EPS available to common shareholders	$(22,060)	22,263,119	$(0.99)

8.	Partners’ Capital and Cash Distributions

Quest Energy Distributions to Unit Holders

Minimum Quarterly Distribution.  Quest Energy will distribute to the holders of its common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.40 per unit, or $1.60 per year, to the extent Quest Energy has sufficient cash from its operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner. However, there is no guarantee that Quest Energy will pay the minimum quarterly distribution on the units in any quarter. Even if Quest Energy’s cash distribution policy is not modified or revoked, the amount of distributions paid under its policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of Quest Energy’s partnership agreement. Quest Energy will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under its credit facility. Please read Note 4 to the consolidated financial statements included in the 2008 Form 10-K for a discussion of the restrictions included in Quest Energy’s credit facility that restrict its ability to make distributions.

General Partner Interest and Incentive Distribution Rights.  Initially, Quest Energy’s general partner will be entitled to 2% of all quarterly distributions since inception that Quest Energy makes prior to its liquidation. The 2% general partner interest in the distributions may be reduced if Quest Energy issues additional units in the future and its general partner does not contribute a proportionate amount of capital to Quest Energy to maintain its 2% general partner interest. See Item 5. “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distributions to Unitholders” in Quest Energy’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of its cash distributions.

Quest Midstream Distributions to Unit Holders

Minimum Quarterly Distribution.  Quest Midstream will distribute to the holders of its common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.425 per unit, or $1.70 per year, plus any arrearages in payment of the minimum quarterly distribution on common units from prior quarters, to the extent Quest Midstream has sufficient cash from its operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner. However, there is no guarantee that Quest

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Midstream will pay the minimum quarterly distribution on the units in any quarter. Even if Quest Midstream’s cash distribution policy is not modified or revoked, the amount of distributions paid under its policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of Quest Midstream’s partnership agreement. Quest Midstream will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under its credit facility. Please read Note 4 to the consolidated financial statements included in the 2008 Form 10-K for a discussion of the restrictions included in Quest Midstream’s credit facility that restrict its ability to make distributions.

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

Quest Cherokee has been named as a defendant in several lawsuits in which the plaintiff claims that an oil and gas lease owned and operated by Quest Cherokee has either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits were originally filed in the district courts of Labette, Montgomery, and Wilson Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. The plaintiffs in those cases are generally seeking statutory damages of $100 per lease, attorneys’ fees, and a judicial declaration that Quest Cherokee’s leases have terminated. As of May 7, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,481 acres. Quest Cherokee intends to vigorously defend against those claims.

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

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations. Like other oil and natural gas producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

10.	Operating Segment Information

We divide our operations into two reportable business segments:

•	Quest Energy — oil and gas production focused on coal bed methane production in the Cherokee Basin; and

•	Quest Midstream — transporting, selling, gathering, treating and processing natural gas.

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

Operating segment data for the three months ended March 31, 2008 and 2007 follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Quest Energy (Oil and Gas Production):
Revenues	$38,314	$24,974
Costs and expenses	29,697	23,238

Segment profit	$8,617	$1,736

Quest Midstream (Natural Gas Pipelines):
Revenues
Third party	$6,901	$1,542
Intercompany	8,663	6,361

Total natural gas pipeline revenue	$15,564	$7,903
Costs and expenses	11,219	6,040

Segment profit	$4,345	$1,863

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2008	2007

Reconciliation of segment profit to net income (loss) before income taxes and minority interests
Quest Energy (Oil and gas production)	$8,617	$1,736
Quest Midstream (Natural gas pipelines)	4,345	1,863

Total segment profit	12,962	3,599
General and administrative expenses	(5,743)	(2,554)
Misappropriation of funds	—	(500)

Total operating income	$7,219	$545
Interest expense, net	(4,883)	(8,285)
Loss on derivative financial instruments	(44,239)	(13,547)
Other income and sale of assets	80	94

Net loss before income taxes and minority interests	$(41,823)	$(21,193)

	March 31,	December 31,
	2008	2007

Identifiable Assets:
Quest Energy (Oil and gas production)	$339,974	$320,880
Quest Midstream (Natural gas pipelines)	292,637	296,104

	$632,611	$616,984

11.	Subsequent Events

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

12.	Restatement

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

The Form 10-Q/A for the three months ended March 31, 2008, to which these consolidated financial statements form a part, includes restated consolidated financial statements for QRCP as of March 31, 2008

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and for the three month periods ended March 31, 2008 and March 31, 2007. The financial statements as of December 31, 2007 were restated in the 2008 Form 10-K.

Although the items listed below comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported stockholders’ equity, major restatement adjustments and restated stockholders’ equity as well as previously reported net loss, major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

March 31, 2008

Stockholders’ equity as previously reported	$65,890
A — Effect of the Transfers	(10,000)
B — Reversal of hedge accounting	(2,725)
C — Accounting for formation of Quest Cherokee	(19,029)
D — Capitalization of costs in full cost pool	(27,666)
E — Recognition of costs in proper periods	(1,237)
F — Capitalized interest	1,856
G — Stock-based compensation	—
H — Depreciation, depletion and amortization	10,059
I — Impairment of oil and gas properties	30,719
J — Other errors(*)	5,682

Stockholders’ equity as restated	$53,549

	Three Months Ended
	March 31,
	2008	2007

Net loss as previously reported	$(11,643)	$(3,311)
A — Effect of the Transfers	—	(500)
B — Reversal of hedge accounting	(19,196)	(14,079)
C — Accounting for formation of Quest Cherokee	26	26
D — Capitalization of costs in full cost pool	(3,730)	(2,342)
E — Recognition of costs in proper periods	750	89
F — Capitalized interest	143	87
G — Stock-based compensation	(431)	(345)
H — Depreciation, depletion and amortization	(391)	(539)
I — Impairment of oil and gas properties	—	—
J — Other errors(*)	9,377	(1,146)

Net loss as restated	$(25,095)	$(22,060)

*	Includes minority interest impact.

The most significant errors (by dollar amount) consist of the following:

(A) The Transfers, which were not approved expenditures of QRCP, were not properly accounted for as losses. As a result of these losses not being recorded, cash and accumulated deficit were overstated as of March 31, 2008, and loss from misappropriation of funds was understated for the three months ended March 31, 2007.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(B) Hedge accounting was inappropriately applied for the Company’s commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed. The fair value of the commodity derivative instruments previously reported were over stated by $0.8 million as of March 31, 2008. In addition, we incorrectly presented realized gains and losses related to commodity derivative instruments within oil and gas sales. As a result of these errors, current and long-term derivative financial instrument assets, current and long-term derivative financial instrument liabilities, accumulated other comprehensive income and accumulated deficit were over/(under)stated as of March 31, 2008, and oil and gas sales, gain (loss) from derivative financial instruments were over/(under)stated for the three month periods ended March 31, 2008 and 2007.

(C) Errors were identified in the accounting for the formation of Quest Cherokee in December 2003 in which: (i) no value was ascribed to the subsidiary Class A units that were issued to ArcLight Energy Partners Fund I, L.P. in connection with the transaction, (ii) a debt discount (and related accretion) and minority interest were not recorded, (iii) transaction costs were inappropriately capitalized to oil and gas properties, and (iv) subsequent to December 2003, interest expense was improperly stated as a result of these errors. In 2005, the debt relating to this transaction was repaid and the Class A units were repurchased. Due to the errors that existed in the previous accounting, additional errors resulted in 2005 including: (i) a loss on extinguishment of debt was not recorded, and (ii) oil and gas properties, pipeline assets were overstated. Subsequent to the 2005 transaction, depreciation, depletion and amortization expense was also overstated due to these errors.

(D) Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses. As a result of these errors, oil and gas properties being amortized and accumulated deficit were over/(under)stated as of March 31, 2008, and oil and gas production expenses, general and administrative expenses were over/(under)stated for the three month periods ended March 31, 2008 and 2007.

(E) Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts. As a result of these errors, accounts receivable, other current assets, property and equipment, pipeline assets, properties being and not being amortized and accumulated deficit were over/(under)stated as of March 31, 2008, and oil and gas production expenses, pipeline operating expenses and general and administrative expenses were over/(under)stated for the three month periods ended March 31, 2008 and 2007.

(F) Capitalized interest was not recorded on pipeline construction. As a result of this error, pipeline assets and accumulated deficit were understated as of March 31, 2008 and interest expense was overstated for the three month periods ended March 31, 2008 and 2007.

(G) Errors were identified in stock-based compensation expense, including the use of incorrect grant dates, valuation errors, and incorrect vesting periods. As a result of these errors, additional paid-in capital and accumulated deficit were over/(under)stated as of March 31, 2008, and general and administrative expenses were over/(under)stated for the three month periods ended March 31, 2008 and 2007.

(H) As a result of previously discussed errors and an additional error related to the method used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization. As a result of these errors, accumulated depreciation, depletion and amortization were over/(under)stated as of March 31, 2008 and depreciation, depletion and amortization expense was over/(under)stated for the three month periods ended March 31, 2008 and 2007.

(I) As a result of previously discussed errors relating to oil and gas properties and hedge accounting and errors relating to the treatment of deferred taxes, errors existed in our ceiling test calculations. As a result of

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these errors, the Company incorrectly recorded a $30.7 million impairment to its oil and gas properties during the year ended December 31, 2006.

(J) We identified other errors during the restatement process where the impact on net income was not deemed significant enough to warrant separate disclosure of individual errors. Included in this amount is the minority interest effect of the errors discussed above.

Outstanding shares — Errors were identified in the calculation of outstanding shares in all periods as we inappropriately included restricted share grants in our calculation of issued shares when the restrictions lapsed, rather than the date at which the restricted shares were granted. This error did not affect net income, but did impact our issued and outstanding share amounts as well as our weighted average share amounts (in thousands):

March 31, 2008

Previously reported issued shares	23,767
Total restatement adjustments	28

Restated issued shares	23,795

March 31, 2008

Previously reported outstanding shares	23,767
Total restatement adjustments	(958)

Restated outstanding shares	22,809

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Three Months Ended March 31, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenue:
Oil and gas sales	$37,353	$961	$38,314
Gas pipeline revenue	6,901	—	6,901
Other revenue (expense)	50	(50)	—

Total revenues	44,304	911	45,215
Costs and expenses:
Oil and gas production	8,211	2,195	10,406
Pipeline operating	7,249	(291)	6,958
General and administrative	4,829	914	5,743
Depreciation, depletion and amortization	12,800	2,089	14,889

Total costs and expenses	33,089	4,907	37,996

Operating income (loss)	11,215	(3,996)	7,219
Other income (expense):
Sale of assets	30	—	30
Loss from derivative financial instruments	(23,831)	(20,408)	(44,239)
Other income (expense)	—	50	50
Interest expense	(5,124)	224	(4,900)
Interest income	17	—	17

Total other income (expense)	(28,908)	(20,134)	(49,042)

Net loss before minority interest	(17,693)	(24,130)	(41,823)
Minority interests	6,050	10,678	16,728

Net loss	$(11,643)	$(13,452)	$(25,095)

Net loss per common share — basic and diluted	$(0.50)	$(0.61)	$(1.11)

Weighted average common and common equivalent shares:
Basic	23,295,476	(655,498)	22,639,978

Diluted	23,295,476	(655,498)	22,639,978

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Three Months Ended March 31, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(11,643)	$(13,452)	$(25,095)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	13,575	1,314	14,889
Change in derivative fair value	23,831	19,197	43,028
Stock-based compensation	1,561	439	1,875
Stock-based compensation - minority interests	—	125	125
Amortization of loan origination fees	424	102	526
Bad debt expense	—	26	26
Minority interest	(6,050)	(10,678)	(16,728)
Other current assets	(57)	57	—
Change in assets and liabilities:
Accounts receivable	(3,082)	1,719	(1,363)
Other receivables	—	(1,719)	(1,719)
Other current assets	(882)	226	(656)
Other assets	(3,987)	3,736	(251)
Accounts payable	(31)	2,072	2,041
Revenue payable	(1,563)	192	(1,371)
Accrued expenses	(2,786)	6,939	4,153
Other long-term liabilities	—	345	345
Other	—	(1,327)	(1,327)

Net cash provided by operating activities	9,310	9,188	18,498
Cash flows from investing activities:
Other assets	(1,190)	1,190	—
Oil & gas property acquisition	(9,500)	9,500	—
Equipment, development, leasehold and pipeline	(29,046)	(15,988)	(45,034)

Net cash used in investing activities	(39,736)	(5,298)	(45,034)
Cash flows from financing activities:
Repayments of note borrowings	(224)	125	(99)
Proceeds from revolver note	40,000	(125)	39,875
Syndication costs	(236)	236	—
Distributions to unit holders	—	(9,286)	(9,286)
Cash distributions to QMP minority unit holders	(4,993)	4,993	—
Refinancing costs	(377)	377	—
Change in other long-term liabilities	210	(210)	—

Net cash provided by financing activities	34,380	(3,890)	30,490

Net increase in cash	3,954	—	3,954
Cash and cash equivalents, beginning of period	16,680	(10,000)	6,680

Cash and cash equivalents, end of period	$20,634	$(10,000)	$10,634

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Balance Sheet for the period indicated (in thousands):

	March 31, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$20,634	$(10,000)	$10,634
Restricted cash	1,236	—	1,236
Accounts receivable, trade	17,131	(237)	16,894
Accounts receivable, other	3,351	(152)	3,199
Other current assets	4,599	19	4,618
Inventory	10,609	—	10,609
Current derivative financial instrument assets	223	2,009	2,232

Total current assets	57,783	(8,361)	49,422
Property and equipment, net	21,799	285	22,084
Pipeline assets, net	303,746	(12,878)	290,868
Oil and gas properties under full cost method of accounting, net	321,551	(1,889)	319,662
Other assets, net	8,222	8,893	17,115
Long-term derivative financial instrument assets	599	86	685

Total assets	$713,700	$(13,864)	$699,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,534	$3,960	$31,494
Revenue payable	5,184	1,170	6,354
Accrued expenses	9,952	(2,041)	7,911
Current portion of notes payable	448	—	448
Current derivative financial instrument liabilities	28,745	3,638	32,383

Total current liabilities	71,863	6,727	78,590
Non-current liabilities:
Long-term derivative financial instrument liabilities	17,203	(697)	16,506
Asset retirement obligation	3,998	(678)	3,320
Notes payable	273,165	(125)	273,040

Non-current liabilities	294,366	(1,500)	292,866
Total liabilities	366,229	5,227	371,456
Minority interests	281,581	(6,750)	274,831
Commitments and contingencies
Stockholders’ equity:
Common stock	24	—	24
Additional paid-in capital	214,262	(535)	213,727
Accumulated other comprehensive income	(17,249)	17,249	—
Accumulated deficit	(131,147)	(29,055)	(160,202)

Total stockholders’ equity	65,890	(12,341)	53,549

Total liabilities and stockholders’ equity	$713,700	$(13,864)	$699,836

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Three Months Ended March 31, 2007
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenue:
Oil and gas sales	$25,549	$(575)	$24,974
Gas pipeline revenue	1,542	—	1,542
Other revenue (expense)	(13)	13	—

Total revenues	27,078	(562)	26,516
Costs and expenses:
Oil and gas production	7,227	2,246	9,473
Pipeline operating	4,934	(38)	4,896
General and administrative	2,638	(84)	2,554
Depreciation, depletion and amortization	7,863	685	8,548
Misappropriation of funds	—	500	500

Total costs and expenses	22,662	3,309	25,971

Operating income (loss)	4,416	(3,871)	545
Other income (expense):
Gain on sale of assets	107	—	107
Loss from derivative financial instruments	(464)	(13,083)	(13,547)
Other income (expenses)	—	(13)	(13)
Interest expense	(7,113)	(1,349)	(8,462)
Interest income	177	—	177

Total other income (expense)	(7,293)	(14,445)	(21,738)

Net loss before minority interest	(2,877)	(18,316)	(21,193)
Minority interests	(434)	(433)	(867)

Net loss	$(3,311)	$(18,749)	$(22,060)

Net loss per common share — basic and diluted	$(0.15)	$(0.84)	$(0.99)

Weighted average common and common equivalent shares:
Basic	22,206,014	57,105	22,263,119

Diluted	22,206,014	57,105	22,263,119

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Three Months Ended March 31, 2007
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$(3,311)	$(18,749)	$(22,060)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	8,528	20	8,548
Change in derivative fair value	464	14,077	14,541
Stock-based compensation	488	42	530
Amortization of loan origination fees	479	64	543
Amortization of gas swap fees	62	(62)	—
Bad debt expense	—	22	22
Minority interest	434	433	867
Other current assets	(65)	65	—
Gain on sale of assets	—	(107)	(107)
Change in assets and liabilities:
Accounts receivable	(2,059)	—	(2,059)
Other receivables	(1,044)	16	(1,028)
Other current assets	(951)	62	(889)
Other assets	624	(123)	501
Accounts payable	5,163	(198)	4,965
Revenue payable	1,900	(421)	1,479
Accrued expenses	(329)	1,532	1,203
Other long-term liabilities	—	41	41
Other	—	137	137

Net cash provided by operating activities	10,383	(3,149)	7,234
Cash flows from investing activities:
Restricted cash	—	(31)	(31)
Other assets	(3,941)	3,941	—
Equipment, development, leasehold and pipeline	(28,472)	423	(28,049)

Net cash used in investing activities	(32,413)	4,333	(28,080)
Cash flows from financing activities:
Proceeds from bank borrowings	10,000	—	10,000
Repayments of note borrowings	(222)	1	(221)
Syndication costs	(11)	11	—
Refinancing costs	—	(1,687)	(1,687)
Change in other long-term liabilities	40	(40)	—

Net cash provided by financing activities	9,807	(1,715)	8,092

Net increase (decrease) in cash	(12,223)	(531)	(12,754)
Cash and cash equivalents, beginning of period	41,789	(7,969)	33,820

Cash and cash equivalents, end of period	$29,566	$(8,500)	$21,066

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and in Note 12 — Restatement to our consolidated financial statements, we are restating the consolidated financial statements included in this Quarterly Report on Form 10-Q/A as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month periods ended March 31, 2008 and 2007 reflects the restatements.

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

For the three months ended March 31, 2008, our average net daily production was 55.3 Mmcfe/d.

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

Results of Operations

As a result of the acquisition of KPC Pipeline in November 2007 we have begun reporting our results of operations as two segments: Quest Energy (oil and natural gas production) and Quest Midstream (natural gas pipelines). Previously reported amounts have been adjusted to reflect this change, which did not impact our consolidated financial statements.

The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto included in our restated 2007 financial statements included in our 2008

Form 10-K. Comparisons made between reporting periods herein are for the three month periods ended March 31, 2008 as compared to the same period in 2007.

Quest Energy (Oil and Gas Production Segment)

Overview.  The following discussion of results of operations will compare balances for the three months ended March 31, 2008 and 2007, as follows:

	Three Months
	Ended March 31,		Increase
	2008	2007	(Decrease)
	($ in thousands)

Oil and gas sales	$38,314	$24,974	$13,340	53.4%
Oil and gas production costs	$10,406	$9,473	$933	9.8%
Transportation expense (intercompany)	$8,663	$6,361	$2,302	36.2%
Depreciation, depletion and amortization	$10,628	$7,404	$3,224	43.5%

Production.  The following table presents the primary components of revenues of our Oil and Gas Production Segment (oil and gas production and average oil and gas prices), as well as the average costs per Mcfe, for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,		Increase
	2008	2007	(Decrease)

Production Data (net):
Natural gas production (MMcf)	4,966	3,724	1,242	33.4%
Oil production (BBbl)	11	2	9	450.0%
Total production (MMcfe)	5,032	3,736	1,296	34.7%
Average daily production (MMcfe/d)	55.3	41.5	13.8	33.3%
Average Sales Price per Unit:
Natural gas equivalents (Mcfe)	$7.61	$6.68	$0.93	13.9%
Natural gas (Mcf)	$7.49	$6.68	$0.81	12.1%
Oil (Bbl)	$98.12	$50.35	$47.77	94.9%
Average Unit Costs per Mcfe:
Production costs	$2.07	$2.54	$(0.47)	(18.5)%
Transportation expense (intercompany)	$1.72	$1.70	$0.02	1.2%
Depreciation, depletion and amortization	$2.11	$1.98	$0.13	6.6%

Oil and Gas Sales.  The $13.3 million (53.4%) increase in oil and gas sales from $25.0 million for the quarter ended March 31, 2007 to $38.3 million for the quarter ended March 31, 2008 was primarily attributable to the increase in production volumes and sales prices reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was partially offset by the natural decline in production from some of our older gas wells. The additional wells contributed to the net production of 4,966,000 Mcf of natural gas for the quarter ended March 31, 2008, as compared to 3,724,000 Mcf of net gas produced in the same quarter last year. Our product prices on an equivalent basis (Mcfe) increased from an average of $6.68 per Mcfe for the quarter ended March 31, 2007 to an average of $7.61 per Mcfe for the quarter ended March 31, 2008.

Operating Expenses.  Operating expenses, which consist of oil and gas production costs and transportation expense, totaling $19.1 million for the three months ended March 31, 2008, were comprised of lease operating costs of $7.9 million, production taxes of $1.7 million, ad valorem taxes of $0.8 million, and transportation expenses of $8.7 million. The operating expenses for the three months ended March 31, 2008 compared to $15.8 million for the three months ended March 31, 2007, comprised of lease operating costs of $7.4 million, production taxes of

$1.1 million, ad valorem taxes of $0.9 million, and transportation expenses of $6.4 million, increased a total of $3.3 million, or 20.4%.

During the three months ended March 31, 2008, management implemented cost controls which have kept lease operating costs relatively flat, while connecting approximately 600 new wells since the same quarter of 2007. Unit production costs, inclusive of gross production and ad valorem taxes, were $2.54 per Mcfe for the 2007 period as compared to $2.07 per Mcfe for the three months ended March 31, 2008 period, representing a 18.5% decrease.

Transportation expense increased $2.3 million from $6.4 million for the three months ended March 31, 2007 compared to $8.7 million for the three months ended March 31, 2008, resulting in $1.72 per Mcfe for the three months ended March 31, 2008. This increase primarily resulted from the annual increase in the fees charged under the midstream services agreement with Quest Midstream and increased production.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depletion of oil and gas properties as a percentage of oil and gas revenues was 25.8% in the three months ended March 31, 2008 compared to 27.2% for the three months ended March 31, 2007. Depreciation, depletion and amortization expense was $2.11 per Mcfe for the three months ended March 31, 2008 compared to $1.98 per Mcfe for the three months ended March 31, 2007. Increases in our depletable basis and production volumes caused depletion expense to increase $3.2 million to $10.6 million for the three months ended March 31, 2008 compared to $7.4 million for the three months ended March 31, 2007.

Quest Midstream (Natural Gas Pipelines Segment)

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
	($ in thousands)

Pipeline Revenue:
Gas pipeline revenue — Third Party	$6,901	$1,542	$5,359	347.5%
Gas pipeline revenue — Intercompany	$8,663	$6,361	$2,302	36.2%

Total gas pipeline revenue	$15,564	$7,903	$7,661	96.9%
Pipeline operating expense	$6,958	$4,896	$2,062	42.1%
Depreciation and amortization	$4,261	$1,144	$3,117	272.5%
Throughput Data (MMcf):
Throughput — Third Party	4,455	270	4,185	1,550.0%
Throughput — Intercompany	6,032	3,756	2,276	60.6%

Total throughput (MMcf)	10,487	4,026	6,461	160.5%
Average Pipeline Operating Costs per Mcf:
Pipeline operating	$0.66	$1.22	$(0.56)	(45.9)%
Depreciation and amortization	$0.41	$0.28	$0.13	46.4%

Pipeline Revenue.  Our third party transmission and gathering revenues were $6.9 million for the three months ended March 31, 2008, an increase of $5.4 million, or 347.5%, from $1.5 million for the three months ended March 31, 2007. 91% of the increase was attributable to revenue contributions from Quest Pipelines (KPC), which was acquired November 1, 2007, totaling $4.9 million. The remaining increase was due to additional third party volumes on our gathering system.

The intercompany gas pipeline revenues were $8.7 million for the three months ended March 31, 2008 as compared to $6.4 million for the three months ended March 31, 2007, an increase of $2.3 million, or 36.2%. The increase is due to the 60.6% increase in throughput volumes from our Cherokee Basin properties and the increase in gathering and compression fees resulting from the annual price adjustment under the midstream services agreement that became effective January 1, 2008, which provided for a fixed transportation fee that was higher than the fees in the year earlier period.

Pipeline Operating Expense.  Pipeline operating costs for the three months ended March 31, 2008 totaled approximately $7.0 million ($0.66 per Mcf) as compared to pipeline operating costs of $4.9 million ($1.22 per Mcf) for the three months ended March 31, 2007. This increase in operating costs was due to the delivery of additional compressors in anticipation of increased pipeline volumes, the number of wells completed and operated during the year, the increased miles of pipeline in service, the increase in property taxes and the operations of the KPC Pipeline.

Depreciation and Amortization.  Depreciation and amortization expense was $4.3 million for the three months ended March 31, 2008 compared to $1.1 million in 2007. The increase is due to the acquisition of the KPC Pipeline on November 1, 2007 and the additional natural gas gathering pipeline installed during the year ended December 31, 2007 and the three months ended March 31, 2008.

Unallocated Items

Overview.  The following discussion of results of operations will compare balances for the three months ended March 31, 2008 and 2007, as follows:

	Three
	Months
	Ended
	March 31,		Increase
	2008	2007	(Decrease)
	($ in thousands)

General and administrative expenses	$5,743	$2,554	$3,189
Loss from derivative financial instruments	(44,239)	(13,547)	(30,692)
Interest expense, net	(4,883)	(8,285)	(3,402)

General and Administrative Expenses.  General and administrative expenses increased from $2.6 million for the quarter ended March 31, 2007 to $5.7 million for the quarter ended March 31, 2008. This increase primarily resulted from an increase in the non-cash charge for amortization of stock and unit awards of approximately $1.3 million for the three months ended March 31, 2008 compared to 2007. The remainder of the increase is due to an increase in staff personnel, legal, accounting and professional fees to support higher levels of development and operational activity.

Loss from Derivative Financial Instruments.  Loss from derivative financial instruments increased $30.7 million to $44.2 million during the three months ended March 31, 2008, from $13.5 million during the three months ended March 31, 2007. Due to the increase in average crude oil and natural gas prices during 2008, we recorded a $43.0 million unrealized loss and a $1.2 million realized loss on our derivative contracts for the three months ended March 31, 2008 compared to a $14.5 million unrealized loss and $1.0 million realized gain for the three months ended March 31, 2007. Gains and losses are all attributable to changes in natural gas prices and volumes hedged from one period end to another.

Interest Expense, Net.  Interest expense decreased to $4.9 million for the quarter ended March 31, 2008 from $8.3 million for the quarter ended March 31, 2007. The decrease in interest expense was due to lower interest rates in 2008 as a result of the refinancing of our credit facilities in November 2007 and a slight decrease to the borrowing base during 2008.

Net Loss

We recorded a net loss of $25.1 million for the quarter ended March 31, 2008 as compared to a net loss of $22.1 million for the quarter ended March 31, 2007.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations, amounts available under our revolving credit facilities and funds from future private and public equity and debt offerings. Please read Note 3 — Long-Term Debt to our consolidated financial statements included in our 2008 Form 10-K for additional information relating to our credit facilities, including a description of the financial covenants contained in each of the credit facilities.

At March 31, 2008, QRCP had $6 million of availability under its revolving credit facility, which was available for general corporate purposes.

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

At March 31, 2008, we had current assets of $49.4 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $2.2 million and $32.4 million, respectively) was $1.0 million at March 31, 2008, compared to a working capital deficit (excluding the short-term derivative asset and liability of $8.0 million and $8.1 million, respectively) of $12.4 million at December 31, 2007. The changes in working capital were primarily due to a decrease in revenue payable of $1.4 million, an increase of $4.0 million in cash and an increase of $3.1 million in receivables.

Additionally, inventory and accounts payable balances increased as we expanded our operations. A substantial portion of our production is hedged. We are generally required to settle a portion of our commodity hedges on each of the 5th and 25th day of each month. As is typical in the oil and gas business, we generally do not receive the proceeds from the sale of the hedged production until around the 25th day of the following month. As a result, when oil and gas prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production.

Capital Expenditures

During the three months ended March 31, 2008, a total of approximately $45.0 million was spent on capital expenditures. These investments were funded by cash flow from operations, remaining cash from the proceeds of the Quest Midstream borrowings of $11 million and Quest Energy borrowings of $29 million under their credit facilities.

During 2008, our capital expenditures will consist of the following:

•	maintenance capital expenditures, which are those capital expenditures required to maintain our production levels and asset base and pipeline volumes over the long term; and

•	expansion capital expenditures, which are those capital expenditures that we expect will increase our production of our oil and gas properties, our asset base or our pipeline volumes over the long term.

Quest Energy and Quest Midstream will be responsible for capital expenditures within the Cherokee Basin. In general, Quest Energy and Quest Midstream intend to finance future maintenance capital expenditures generally from cash flow from operations and expansion capital expenditures generally with borrowings under their credit facilities and/or the issuance of debt or equity securities.

We will be responsible for the capital expenditures outside the Cherokee Basin. We intend to finance these capital expenditures through either borrowings under our revolving credit facility, the issuance of debt or equity securities and/or distributions from Quest Energy and/or Quest Midstream.

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

We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility and the credit facilities of Quest Midstream and Quest Energy. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and maintain our pipeline volumes. Please read Note 3. Long-Term Debt to our consolidated financial statements included in our 2008 Form 10-K for a description of the financial covenants contained in each of the credit facilities. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Cash Flows

Cash Flows from Operating Activities.  Net cash provided by operating activities totaled $18.5 million for the three months ended March 31, 2008 as compared to net cash provided by operations of $7.2 million for the three months ended March 31, 2007. This resulted from the change in derivative fair value, offset by changes in current assets and liabilities.

Cash Flows Used in Investing Activities.  Net cash used in investing activities totaled $45.0 million for the three months ended March 31, 2008 as compared to $28.1 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, we spent approximately $45.0 million for capital expenditures.

Cash Flows from Financing Activities.  Net cash provided by financing activities totaled $30.5 million for the three months ended March 31, 2008 as compared to $8.1 million for the three months ended March 31, 2007, and related to the financing of capital expenditures. The net cash provided from financing activities during the three months ended March 31, 2008 was due primarily to $39.9 million of borrowings under the revolver. The net cash provided from financing activities for the three months ended March 31, 2007 was due primarily to $10 million of borrowings under the revolver.

Contractual Obligations

Future payments due on our contractual obligations as of March 31, 2008 are as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Revolving Credit Facility — Quest Resource	$44,000	$—	$—	$44,000	$—
Revolving Credit Facility — Quest Energy(2)	123,000	—	123,000	—	—
Revolving Credit Facility — Quest Midstream	106,000	—	—	106,000	—
Notes Payable	488	448	20	14	6
Interest expense obligation(1)(2)	67,239	18,428	33,268	15,543	—
Drilling contractor	2,548	2,548	—	—	—
Lease obligations	11,841	3,893	3,272	1,820	2,856

Total	$355,116	$25,317	$159,560	$167,377	$2,862

(1)	The interest payment obligation was computed using the LIBOR interest rate as of March 31, 2008. If the interest rate were to change 1%, then the total interest payment obligation would change by $2.7 million. Effective April 15, 2008, the interest rate on Quest Energy’s revolving credit facility was increased by 1%. This change has been reflected in the table above. See Note 11 to the consolidated financial statements included in this report.

(2)	Effective April 15, 2008, the maturity date for Quest Energy’s revolving credit facility was changed from November 15, 2012 to November 15, 2010. This change has been reflected in table above. See Note 11 to the consolidated financial statements included in this report.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is contained in Note 2 to our consolidated financial statements. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2008 Form 10-K.

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

Cautionary Statements for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Various statements this report contains, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. These include such matters as:

•	projections and estimates concerning the timing and success of specific projects;

•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	drilling of wells and construction of pipeline infrastructure;

•	acquisition and development of oil and natural gas properties and related pipeline infrastructure;

•	timing and amount of future production of oil and natural gas;

•	operating costs and other expenses;

•	estimated future net revenues from oil and natural gas reserves and the present value thereof;

•	cash flow and anticipated liquidity; and

•	other plans and objectives for future operations.

When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this report speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our ability to implement our business strategy;

•	the extent of our success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities, including pipeline infrastructure;

•	fluctuations in the commodity prices for crude oil and natural gas;

•	engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

•	land issues;

•	the effects of government regulation and permitting and other legal requirements;

•	labor problems;

•	environmental related problems;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves;

•	production variances from expectations;

•	the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;

•	disruptions, capacity constraints in or other limitations on our pipeline systems;

•	costs associated with perfecting title for natural gas rights and pipeline easements and rights of way in some of our properties;

•	the need to develop and replace reserves;

•	competition;

•	dependence upon key personnel;

•	the lack of liquidity of our equity securities;

•	operating hazards attendant to the oil and natural gas business;

•	down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells;

•	climatic conditions;

•	natural disasters;

•	acts of terrorism;

•	availability and cost of material and equipment;

•	delays in anticipated start-up dates;

•	our ability to find and retain skilled personnel;

•	availability of capital;

•	the strength and financial resources of our competitors; and

•	general economic conditions.

When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A. “Risk Factors” in our 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our most significant market risk is commodity price risk. We seek to mitigate this risk through the use of fixed-price contracts.

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2008.

	Nine Months
	Ending
	December 31,	Year Ending December 31,
	2008	2009	2010	2011	2012	Total
	(Dollars in thousands, except per MMBtu and Bbl data)

Natural Gas Swaps:
Contract volumes (MMBtu)	8,458,725	14,629,200	12,499,060	—	2,000,004	37,586,989
Weighted average fixed price per MMBtu(1)	$6.98	$7.78	$7.42	$—	$8.11	$7.50
Fair value, net	$(12,429)	$(11,212)	$(9,283)	$—	$44	$(32,880)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	5,280,275	—	—	—	—	5,280,275
Ceiling	5,280,275	—	—	—	—	5,280,275
Weighted average fixed price per MMBtu(1)
Floor	$6.54	$—	$—	$—	$—	$6.54
Ceiling	$7.53	$—	$—	$—	$—	$7.53
Fair value, net	$(12,602)	$—	$—	$—	$—	$(12,602)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	13,739,000	14,629,200	12,499,060	—	2,000,004	42,867,264
Weighted average fixed price per MMBtu(1)	$6.81	$7.78	$7.42	$—	$8.11	$7.38
Fair value, net	$(25,031)	$(11,212)	$(9,283)	$—	$44	$(45,482)
Oil Swaps:
Contract volumes (Bbl)	27,000	36,000	30,000	—	—	93,000
Weighted average fixed price per Bbl(1)	$95.92	$90.07	$87.50	$—	$—	$90.94
Fair value, net	$(97)	$(205)	$(188)	$—	$—	$(490)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with notional volumes by year, as follows: 2008: 4,716,000 MMBtu.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2008 Form 10-K. For more information on our risk management activities, see Note 6 to our consolidated financial statements in this report.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of the achieving their control objectives. In the originally filed Form 10-Q for the quarter ended March 31, 2008, our former principal executive officer and former principal financial officer evaluated disclosure controls and procedures and concluded they were effective. Subsequent to the original filing, we identified material weaknesses as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

In connection with the preparation of this Quarterly Report on Form 10-Q/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008. Notwithstanding this determination, our management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Management identified the following control deficiencies that constituted material weaknesses as of March 31, 2008:

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

In addition, Mr. Jon Rateau, one of our independent directors, was elected as Chairman of the Board, and Mr. Greg McMichael, who has significant prior public company audit committee experience, was added to our Board of Directors and Audit Committee.

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

Changes in Internal Controls

Except as described above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3	.1**	The Third Amended and Restated Bylaws of the Company.
10	.1*	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., effective as of January 1, 2007, by Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy’s Current Report on Form 8-K on April 11, 2008).
10	.2*	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., dated as of November 15, 2007, by and between the Company and Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy’s Current Report on Form 8-K on November 21, 2007).
10	.3*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., effective as of January 1, 2007, by Quest Midstream GP, LLC. (incorporated herein by reference to Exhibit 10.3 to Quest Resource Corporations Quarterly Report on Form 10-Q filed on May 12, 2008.)
10	.4*	Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., dated as of November 1, 2007, by and among Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.5*	First Amendment to Amended and Restated Credit Agreement, effective as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, Keybank National Association, and the Lenders Party Thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2008).
10	.6*	First Amendment to Office Lease, dated as of February 7, 2008, by and between Quest Midstream Partners, L.P. and Cullen Allen Holdings L.P. (incorporated herein by reference to Exhibit 10.6 to Quest Resource Corporations Quarterly Report on Form 10-Q filed on May 12, 2008.)
10	.7*	Assignment and Assumptions of Leases, dated as of February 28, 2008, by and between Chesapeake Energy Corporation and Quest Resource Corporation. (incorporated herein by reference to Exhibit 10.7 to Quest Resource Corporations Quarterly Report on Form 10-Q filed on May 12, 2008.)
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of July, 2009.

QUEST RESOURCE CORPORATION

By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer