Form 10-Q/A
period 2008-06-30
QUEST RESOURCE CORP
filed 2009-07-14
CIK 775351

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

EXPLANATORY NOTE
     This amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 includes restated consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 for Quest Resource Corporation (“QRCP” or the “Company”). The consolidated balance sheet as of December 31, 2007 was restated in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on June 3, 2009 (the “2008 Form 10-K”).
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
     Although the items listed above comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported stockholders’ deficit, major restatement adjustments and restated stockholders’ deficit as well as previously reported net income (loss), major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

June 30, 2008
Stockholders’ deficit as previously reported	$(39,192)
Effect of the Transfers	(10,000)
Reversal of hedge accounting	3,658
Accounting for formation of Quest Cherokee	(19,003)
Capitalization of costs in full cost pool	(31,091)
Recognition of costs in proper periods	(3,252)
Capitalized interest	1,999
Stock-based compensation	—
Depreciation, depletion and amortization	9,575
Impairment of oil and gas properties	30,719
Other errors	53,419

Stockholders’ deficit as restated	$(3,168)

	Three Months Ended
	June 30, 2008	June 30, 2007
Net income (loss) as previously reported	$4,964	$(4,487)
Effect of the Transfers	—	(500)
Reversal of hedge accounting	(105,179)	7,685
Accounting for formation of Quest Cherokee	26	26
Capitalization of costs in full cost pool	(3,425)	(3,028)
Recognition of costs in proper periods	(2,015)	(792)
Capitalized interest	143	86
Stock-based compensation	446	104
Depreciation, depletion and amortization	(484)	(237)
Impairment of oil and gas properties	—	—
Other errors(*)	47,638	(237)

Net loss as restated	$(57,886)	$(1,380)

	Six Months Ended
	June 30, 2008	June 30, 2007
Net loss as previously reported	$(6,678)	$(7,798)
Effect of the Transfers	—	(1,000)
Reversal of hedge accounting	(124,375)	(6,394)
Accounting for formation of Quest Cherokee	52	52
Capitalization of costs in full cost pool	(7,155)	(5,370)
Recognition of costs in proper periods	(1,265)	(703)
Capitalized interest	286	173
Stock-based compensation	15	(241)
Depreciation, depletion and amortization	(875)	(776)
Impairment of oil and gas properties	—	—
Other errors(*)	57,014	(1,383)

Net loss as restated	$(82,981)	$(23,440)

*	Includes minority interest impact.
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
     Other Matters — In addition to the items for which QRCP has restated its consolidated financial statements, the Oklahoma Department of Securities has filed a lawsuit alleging:
•	An additional theft of approximately $1.0 million by David Grose, the former chief financial officer of QRCP, and Brent Mueller, the former purchasing manager of QRCP. The evidence indicates that this theft occurred in the third quarter of 2008, and therefore did not affect the periods covered by this report.

•	A kickback scheme involving the former chief financial officer and the former purchasing manager, in which the former chief financial officer and the former purchasing manager received kickbacks totaling approximately $0.9 million each from several related suppliers during the years ended December 31, 2007 and 2008.
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
     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A restates the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 in its entirety to reflect the effects of the restatement. However, the Company has not modified nor updated disclosures presented in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, except as required to reflect the effects of the matters discussed above. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, initially filed with the SEC on August 11, 2008, or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the 2008 Form 10-K and the other subsequent reports that the Company has filed with the Securities and Exchange Commission.
     The Company has also restated the following items, which were impacted by the adjustments described above:
     Part I
     Item 1 — Financial Statements
     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Item 4 — Controls and Procedures
     In addition, in accordance with applicable SEC rules, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A includes currently-dated certifications from our Chief Executive Officer and President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

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
     Our unaudited interim financial statements, including consolidated balance sheets as of June 30, 2008 and December 31, 2007, consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, consolidated statements of cash flows for the six month period ended June 30, 2008 and the comparable period of 2007, and a consolidated statement of stockholders’ equity (deficit) for the six month period ended June 30, 2008, are attached hereto as Pages F-1 through F-34 and are incorporated herein by this reference.
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
     The financial statements included herein should be read in conjunction with the 2007 financial statements and notes, as restated, which have been included in the 2008 Form 10-K.
     Restatement of Financial Statements: As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A the financial statements are being restated to reflect the impact of errors in our previously issued financial statements. See further discussion in Note 12 to the accompanying consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$21,553	$6,680
Restricted cash	453	1,236
Accounts receivable, trade	16,361	15,557
Other receivables	3,466	1,480
Other current assets	4,999	3,962
Inventory	12,713	6,622
Current derivative financial instrument assets	1,837	8,008

Total current assets	61,382	43,545
Property and equipment, net of accumulated depreciation of $7,847 and $6,207	24,481	21,505
Pipeline assets, net of accumulated depreciation of $18,012 and $11,791	297,971	294,526
Oil and gas properties under full cost method of accounting, net	346,005	300,953
Other assets, net	15,594	8,541
Long-term derivative financial instrument assets	9,536	3,467

Total assets	$754,969	$672,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$43,319	$31,202
Revenue payable	7,952	7,725
Accrued expenses	9,768	8,387
Current portion of notes payable	247	666
Current derivative financial instrument liabilities	68,355	8,108

Total current liabilities	129,641	56,088
Non-current liabilities:
Long-term derivative financial instrument liabilities	85,306	6,311
Asset retirement obligation	3,411	2,938
Notes payable	312,152	233,046

Non-current liabilities	400,869	242,295

Total liabilities	530,510	298,383
Minority interests	227,627	297,385
Commitments and contingencies
Stockholders’ equity (deficit):
10% convertible preferred stock, $.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, issued — 23,903,592 and 23,553,230 at June 30, 2008 and December 31, 2007, respectively; outstanding — 22,880,600 and 22,471,355 at June 30, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	214,896	211,852
Accumulated deficit	(218,088)	(135,107)

Total stockholders’ equity (deficit)	(3,168)	76,769

Total liabilities and stockholders’ equity (deficit)	$754,969	$672,537

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share and share amounts)
(Unaudited)
(Restated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Oil and gas sales	$49,144	$27,570	$87,458	$52,544
Gas pipeline revenue	7,148	1,792	14,049	3,334

Total revenues	56,292	29,362	101,507	55,878

Costs and expenses:
Oil and gas production	12,631	10,416	23,037	19,889
Pipeline operating	8,164	4,295	15,122	9,191
General and administrative	6,198	6,417	11,941	8,971
Depreciation, depletion and amortization	16,444	8,888	31,333	17,436
Misappropriation of funds	—	500	—	1,000

Total costs and expenses	43,437	30,516	81,433	56,487

Operating income	12,855	(1,154)	20,074	(609)

Other income (expense):
(Loss) gain from derivative financial instruments	(105,375)	8,391	(149,614)	(5,156)
Loss on sale of assets	(30)	(298)	—	(191)
Other income (expense)	72	(19)	122	(32)
Interest income	104	103	121	280
Interest expense	(5,278)	(7,514)	(10,178)	(15,976)

Total other income (expense)	(110,507)	663	(159,549)	(21,075)

Loss before minority interest	(97,652)	(491)	(139,475)	(21,684)
Minority interest	39,766	(889)	56,494	(1,756)

Net loss	$(57,886)	$(1,380)	$(82,981)	$(23,440)

Net loss per common share – basic and diluted	$(2.53)	$(0.06)	$(3.65)	$(1.05)

Weighted average common and common equivalent shares:
Basic	22,844,600	22,351,611	22,742,289	22,307,365
Diluted	22,844,600	22,351,611	22,742,289	22,307,365
The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Restated)
($ in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(82,981)	$(23,440)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	31,333	17,436
Change in derivative fair value	139,344	6,577
Stock-based compensation	3,045	2,978
Stock-based compensation - minority interests	243	379
Amortization of loan origination fees	1,052	1,086
Bad debt expense	73	22
Loss on sale of assets	—	191
Minority interest	(56,494)	1,756
Change in assets and liabilities:
Accounts receivable	(877)	(2,602)
Other receivables	(1,986)	(1,122)
Other current assets	(1,037)	(800)
Other assets	(341)	(1,028)
Accounts payable	13,763	7,476
Revenue payable	227	1,972
Accrued expenses	4,884	848
Other long-term liabilities	427	80
Other	(427)	—

Net cash provided by operating activities	50,248	11,809

Cash flows from investing activities:
Restricted cash	783	(41)
Equipment, development, leasehold costs and pipeline	(98,000)	(64,594)

Net cash used in investing activities	(97,217)	(64,635)

Cash flows from financing activities:
Proceeds from bank borrowings	4,000	—
Proceeds from revolver	75,000	30,000
Repayments of note borrowings	(313)	(299)
Cash distributions to unit holders	(16,845)	(1,810)
Refinancing costs	—	(1,687)

Net cash provided by financing activities	61,842	26,204

Net increase (decrease) in cash	14,873	(26,622)
Cash and cash equivalents, beginning of period	6,680	33,820

Cash and cash equivalents, end of period	$21,553	$7,198

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Amounts subsequent to December 31, 2007 are unaudited)
(Restated)
($ in thousands)

		Common
		Stock	Additional
	Common	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2007	23,553,230	$24	$211,852	$(135,107)	$76,769
Stock based compensation	—	—	2,944	—	2,944
Restricted stock grant, net	340,362	—	—	—	—
Exercise of stock options	10,000	—	100	—	100
Net loss	—	—	—	(82,981)	(82,981)

Balance, June 30, 2008	23,903,592	$24	$214,896	$(218,088)	$(3,168)

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
1.  Basis of Presentation and Misappropriation, Reaudit and Restatement
Nature of Business
     Quest Resource Corporation is a Nevada corporation formed in July 1982. Unless the context requires otherwise, references to “we,” “us,” “our”, “QRCP” or the “Company” are intended to mean Quest Resource Corporation and its consolidated subsidiaries.
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
     We conduct our business through two reportable business segments. These segments and the activities performed to provide services to our customers and create value for our stockholders are as follows:
•	Quest Energy — oil and natural gas production focused on coal bed methane in the Cherokee Basin; and

•	Quest Midstream — transporting, selling, gathering and treating natural gas.
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
Misappropriation, Reaudit and Restatement
     These consolidated financial statements include our restated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was restated in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed on June 3, 2009 (the “2008 Form 10-K”).
      Investigation — On August 22, 2008, in connection with an inquiry from the Oklahoma Department of Securities, the boards of directors of QRCP, Quest Energy GP, LLC (“Quest Energy GP”), the general partner of Quest Energy and Quest Midstream GP, LLC (“Quest Midstream GP”), the general partner of Quest Midstream, held a joint working session to address certain unauthorized transfers, repayments and re-transfers of funds (the “Transfers”) to entities controlled by their former chief executive officer, Mr. Jerry D. Cash. These transfers totaled approximately $10 million between 2005 and 2008.
     A joint special committee comprised of one member designated by each of the boards of directors of QRCP, Quest Energy GP, and Quest Midstream GP, was immediately appointed to oversee an independent internal investigation of the Transfers. In connection with this investigation, other errors were identified in prior year financial statements and management and the board of directors concluded that we had material weaknesses in our internal control over financial reporting. As of June 30, and December 31, 2008, these material weaknesses continued to exist.
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
2.  Summary of Significant Accounting Policies
     Reference is hereby made to the 2008 Form 10-K, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. The 2008 Form 10-K includes restated consolidated financial statements and footnotes for the year ended December 31, 2007. These policies were also followed in preparing the consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007.
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Estimates made in preparing the consolidated financial statements include, among other things, estimates of the proved oil and natural gas reserve volumes used in calculating depletion, depreciation and amortization expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods.
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
Other Current Assets
     Other current assets totaled $5.0 million at June 30, 2008 as compared to $4.0 million at December 31, 2007. At June 30, 2008, other current assets consisted of deposits of $2.4 million, prepaid insurance of $1.0 million, and other prepaid items of $1.6 million. At December 31, 2007, other current assets consisted of deposits of $1.3 million, prepaid insurance of $1.4 million and other prepaid items of $1.3 million.
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Natural gas sales to one purchaser (ONEOK Energy Marketing and Trading Company) accounted for more than 99% of total oil and natural gas revenues for the six months ended June 30, 2008. Natural gas sales to two purchasers (ONEOK and Tenaska Marketing Ventures) accounted for 73% and 27% of total natural gas revenues for the six months ended June 30, 2007.
     KPC Pipeline’s two primary customers are Kansas Gas Service (KGS) and Missouri Gas Energy (MGE), both of which are served under long-term natural gas transportation contracts representing 59% and 37% of the gas transported, respectively, for the six months ended June 30, 2008.
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
     The Company reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil and natural gas reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations. No impairment is reflected in the Company’s financial statements at June 30, 2008 and December 31, 2007.
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
Debt Issue Costs
     Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at June 30, 2008 and December 31, 2007 totaled $7.6 million and $8.4 million, respectively, and were being amortized over the life of the credit facilities.
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
     The fair value of the Company’s derivative contracts are measured using Level II and Level III inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.
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
     On March 5, 2008, the Company’s board of directors approved the conversion of 140,000 stock options held by certain directors into 70,000 bonus shares. As a result, the Company recognized additional compensation expense of $0.1 million for the six months ended June 30, 2008.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Partnership Unit Awards.  Quest Energy GP, granted bonus units to certain members of its Board of Directors during the six months ended June 30, 2008. The units are subject to vesting with 25% of the units immediately vested and one-third of the remaining units vesting equally on each of the first three anniversaries of the date of the grant. The fair value of the unit awards granted is recognized over the applicable vesting period as compensation expense. Compensation expense amounts are recognized in general and administrative expenses or capitalized to oil and gas properties. For the three and six months ended June 30, 2008, Quest Energy did not capitalize any of the value associated with the bonus unit grants. The value of the bonus unit grants included in general and administrative expenses for the three and six months ended June 30, 2008 were $17,000 and $35,000, respectively.
     Quest Midstream GP, granted bonus units to certain employees and certain members of its Board of Directors during the six months ended June 30, 2008. The units are subject to a three-year vesting schedule. The fair value of the unit awards granted is recognized over the applicable vesting period as compensation expense. The value of the bonus unit grants included in general and administrative expenses for the three and six months ended June 30, 2008 were $334,000 and $715,000, respectively.
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

	Three Months	Six Months
	Ended June 30, 2007	Ended June 30, 2007
Pro forma revenue	$51,844	$85,484
Pro forma net (loss)	$(1,910)	$(24,500)
Pro forma net (loss) per share	$(0.09)	$(1.10)
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
4.  Asset Retirement Obligations
     The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Asset retirement obligation beginning balance	$3,320	$1,477	$2,938	$1,410
Liabilities incurred	24	41	52	83
Liabilities settled	(5)	(2)	(13)	(3)
Accretion expense	72	30	143	56
Revisions in estimated cash flows	—	—	291	—

Asset retirement obligation ending balance	$3,411	$1,546	$3,411	$1,546

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.  Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Senior credit facilities	$312,000	$233,000
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 1.9% to 8.9% per annum	399	712

Total long-term debt	312,399	233,712
Less — current maturities	247	666

Total long term debt, net of current maturities	$312,152	$233,046

     The aggregate scheduled maturities of notes payable and long-term debt for the period ending December 31, 2012 and thereafter were as follows as of June 30, 2008 (assuming no payments were made on the revolving credit facilities prior to their maturity) (dollars in thousands):

2009	$59
2010	142,053
2011	26
2012	170,007
Thereafter	7

$312,152

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
     See Note 11 – Subsequent Events for a discussion of the increase in the borrowing base of the revolving credit facility and a new second lien senior term loan agreement.
     Quest Resource Corporation.  The Company is a party to a Credit Agreement dated as of November 15, 2007 with RBC, as administrative agent and collateral agent, and the lenders party thereto. As of June 30, 2008, the borrowing base under this credit agreement was $50 million and the amount borrowed under the credit agreement was $48 million. The weighted average interest rate under this credit agreement for the six months ended June 30, 2008 was 7.62%. See Note 11 – Subsequent Events for a discussion of the refinancing of the credit facility.
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Long-Term Indebtedness
     Approximately $399,000 of notes payable to banks and finance companies were outstanding at June 30, 2008 and are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest ranging from 1.9% to 8.9% per annum.
6. Financial Instruments and Hedging Activities
     Natural Gas and Oil Hedging Activities
     The Company seeks to reduce its exposure to unfavorable changes in oil and natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. As of June 30, 2008, fixed-price contracts are in place to hedge 46.3 MMBtu of estimated future natural gas production. Of this total volume, 9.2 MMBtu are hedged for 2008 and 37.1 MMBtu thereafter. As of June 30, 2008, fixed-price contracts are in place to hedge 84,000 Bbls of estimated future oil production. Of this total volume, 18,000 Bbls are hedged for 2008 and 66,000 Bbls thereafter.
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
     The following table summarizes the estimated volumes, fixed prices and fair value attributable to the fixed-price contracts as of June 30, 2008.

	Six Months
	Ending	Year Ending December 31,
	December 31,
	2008	2009	2010	2011	2012	Total
		(Dollars in thousands, except per MMBtu and Bbl data)
Natural Gas Swaps:
Contract volumes (MMBtu)	5,659,656	14,629,200	12,499,060	2,000,004	2,000,004	36,787,924
Weighted average fixed price per MMBtu(1)	$6.98	$7.78	$7.42	$8.00	$8.11	$7.57
Fair value, net	$(22,159)	$(47,865)	$(34,117)	$(3,543)	$(3,150)	$(110,834)
Natural Gas Collars:
Contract volumes (MMBtu):
Floor	3,532,984	—	—	3,000,000	3,000,000	9,532,984
Ceiling	3,532,984	—	—	3,000,000	3,000,000	9,532,984
Weighted average fixed price per MMBtu(1):
Floor	$6.54	$—	$—	$7.00	$7.00	$6.83
Ceiling	$7.53	$—	$—	$9.40	$9.60	$8.77
Fair value, net	$(18,282)	$—	$—	$(5,432)	$(3,775)	$(27,489)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	9,192,640	14,629,200	12,499,060	5,000,004	5,000,004	46,320,908
Weighted average fixed price per MMBtu(1)	$6.81	$7.78	$7.42	$7.40	$7.44	$7.41
Fair value, net	$(40,441)	$(47,865)	$(34,117)	$(8,975)	$(6,925)	$(138,323)
Oil Swaps:
Contract volumes (Bbl)	18,000	36,000	30,000	—	—	84,000
Weighted average fixed price per Bbl(1)	$95.92	$90.07	$87.50	—	—	$90.91
Fair value, net	$(805)	$(1,755)	$(1,405)	$—	$—	$(3,965)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with a notional volume of 3,156,000 MMBtu for 2008.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Unrealized gains (losses)	$(96,316)	$7,964	$(139,344)	$(6,577)
Realized gains (losses)	(9,059)	427	(10,270)	1,421

(Loss) gain from derivative financial instruments	$(105,375)	$8,391	$(149,614)	$(5,156)

     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
	1	2	3	Collateral*	Value
Derivative financial instruments — assets	$—	$—	$11,373	$—	$11,373
Derivative financial instruments — liabilities	$—	$(29,197)	$(124,464)	$—	$(153,661)

Total	$—	$(29,197)	$(113,091)	$—	$(142,288)

*	Amounts represent the effect of legally enforceable master netting agreements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.
     Interest Rate Hedging Activities
     At June 30, 2008, the Company had no outstanding interest rate cap or swap agreements.
     Gain (Loss) from Derivative Financial Instruments
     Change in derivative fair value in the statements of operations for the three and six months ended June 30, 2008 and 2007 is comprised of the following:

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as “normal purchases, normal sales”. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our consolidated balance sheets.
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
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Balance at beginning of year	$3,444
Realized and unrealized gains included in earnings	(112,595)
Purchases, sales, issuances, and settlements	(3,940)
Transfers into and out of Level 3	—

Balance as of June 30, 2008	$(113,091)

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
     The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its oil and natural gas that is significantly below the price stated in the fixed-price contract.
     Changes in future gains and losses to be realized in oil and natural gas sales upon cash settlements of fixed-price contracts as a result of changes in market prices for oil and natural gas are expected to be offset by changes in the price received for hedged oil and natural gas production.
     Fair Value Measurements
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
•	For the three and six months ended June 30, 2007, dilutive shares do not include the assumed exercise of stock options and stock awards.

•	For the three and six months ended June 30, 2008, dilutive shares do not include the assumed exercise of stock options and stock awards.
The following reconciles the components of the EPS computation (dollars in thousands, except per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2008:
Net loss	$(57,886)
Basic EPS available to common shareholders	$(57,886)	22,844,600	$(2.53)
Effect of dilutive securities:
None		—	—

Diluted EPS available to common shareholders	$(57,886)	22,844,600	$(2.53)

Three months ended June 30, 2007:
Net loss	$(1,380)
Basic EPS available to common shareholders	$(1,380)	22,351,611	$(0.06)
Effect of dilutive securities:
None		—	—

Diluted EPS available to common shareholders	$(1,380)	22,351,611	$(0.06)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Six months ended June 30, 2008:
Net loss	$(82,981)
Basic EPS available to common shareholders	$(82,981)	22,742,289	$(3.65)
Effect of dilutive securities:
None	—	—	—

Diluted EPS available to common shareholders	$(82,981)	22,742,289	$(3.65)

Six months ended June 30, 2007:
Net loss	$(23,440)
Basic EPS available to common shareholders	$(23,440)	22,307,365	$(1.05)
Effect of dilutive securities:
None	—	—	—

Diluted EPS available to common shareholders	$(23,440)	22,307,365	$(1.05)

8. Partners’ Capital and Cash Distributions
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
     STP, Inc., STP Cherokee, Inc. (now STP Cherokee, LLC), Bluestem Pipeline, LLC, Quest Cherokee, LLC, and Quest Energy Service, LLC (improperly named Quest Energy Services, LLC) were named defendants in a lawsuit by Plaintiffs John C. Kirkpatrick and Suzan M. Kirkpatrick in the District Court for Craig County (Case No. CJ-2005-143). Plaintiffs alleged that STP, Inc., et al., sold natural gas from wells owned by the Plaintiffs without providing the requisite notice to Plaintiffs. Plaintiffs further alleged that Defendants failed to include deductions on the check stubs of Plaintiffs in violation of state law and that Defendants deducted for items other than compression in violation of the lease terms. Plaintiffs asserted claims of actual and constructive fraud and further seek an accounting stating that if Plaintiffs had suffered any damages for failure to properly pay royalties, Plaintiffs had a right to recover those damages. Plaintiffs had not quantified their alleged damages. In August 2008, the parties entered into a settlement agreement and the lawsuit was dismissed with prejudice. See Note 11 — Subsequent Events.
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
     Quest Cherokee has been named as a defendant or counterclaim defendant in several lawsuits in which the plaintiffs claim that oil and gas leases owned and operated by Quest Cherokee have either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits were originally filed in the district courts of Labette, Montgomery, Wilson, Neosho and Elk Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of July 31, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,553 acres. Quest Cherokee intends to vigorously defend against those claims.
     Quest Cherokee was named in an Order to Show Cause issued by the Kansas Corporation Commission (the “KCC”) (KCC Docket No. 07-CONS-155-CSHO) filed on February 23, 2007. The KCC had ordered Quest Cherokee to demonstrate why it should not be held responsible for plugging 22 abandoned oil wells on a gas lease owned and operated by Quest Cherokee in Wilson County, Kansas. Quest Cherokee denied that it is legally responsible for plugging the wells in issue. On July 16, 2008, Quest Cherokee received a favorable ruling on this matter. See Note 11 — Subsequent Events.

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
10. Operating Segment Information
     We divide our operations into two reportable business segments:
•	Quest Energy — oil and natural gas production focused on coal bed methane production in the Cherokee Basin; and

•	Quest Midstream — transporting, selling, gathering and treating natural gas.
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
     Prior to the formation of Quest Energy in November 2007, all amounts were allocated to the segments with no amounts being allocated to “corporate”. Operating segment data for the three and six months ended June 30, 2008 and 2007 follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Quest Energy (Oil and Natural Gas Production)

Revenues	$49,144	$27,570	$87,458	$52,544
Costs and expenses	33,529	25,079	63,225	48,317

Segment (loss) profit	$15,615	$2,491	$24,233	$4,227

Quest Midstream (Natural Gas Pipelines):
Revenues -
Gathering—Third party	$7,148	$1,792	$14,049	$3,334
Gathering-Intercompany	8,675	6,920	17,338	13,281

Total natural gas pipelines revenue	15,823	8,712	31,387	16,615
Costs and expenses	12,385	5,440	23,605	11,480

Segment profit	$3,438	$3,272	$7,782	$5,135

Reconciliation of segment (loss) profit to net loss before income taxes and minority interests:
Segment (loss) profit -
Oil and gas production	$15,615	$2,491	$24,233	$4,227

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Natural gas pipelines	3,438	3,272	7,782	5,135

Total segment profit	19,053	5,763	32,015	9,362
General and administrative expenses	(6,198)	(6,417)	(11,941)	(8,971)
Misappropriation of funds	—	(500)	—	(1,000)

Total operating loss	12,855	(1,154)	20,074	(609)
Interest expense, net	(5,174)	(7,411)	(10,057)	(15,696)
(Loss) gain on derivative financial instruments	(105,375)	8,391	(149,614)	(5,156)
Other income (expenses) and sale of assets	42	(317)	122	(223)

Net loss before income taxes and minority interests	$(97,652)	$(491)	$(139,475)	$(21,684)

	June 30, 2008	December 31, 2007
Identifiable Assets:
Quest Energy (oil and natural gas production)	$368,042	$320,880
Quest Midstream (Natural gas pipelines)	300,415	296,104

Total	$668,457	$616,984

11. Subsequent Events
     Equity Offering
     On July 8, 2008, the Company closed on a public offering of 8,800,000 shares of its common stock at a price of $10.25 per share, resulting in net proceeds, after payment of expenses, of approximately $85.2 million. The Company used the net proceeds of the offering (1) to fund a portion of the $141.6 million acquisition, subject to post-closing adjustments, of privately held PetroEdge Resources (WV) LLC (“PetroEdge”), (2) to repay a portion of the Company’s existing revolving credit facility, (3) to pay fees and expenses related to the PetroEdge acquisition and (4) for general corporate purposes, including drilling and development activities.
     PetroEdge Acquisition
     On July 11, 2008, the Company completed the purchase of all of the membership interests in PetroEdge, the owner of oil and gas leasehold interests covering approximately 78,000 net acres and related assets in West Virginia, Pennsylvania and New York, of which approximately 86% is prospective for the Marcellus Shale, pursuant to a membership interest purchase agreement with PetroEdge Resources Partners, LLC for approximately $141.6 million in cash, subject to post-closing adjustments. Simultaneous with the closing of this acquisition, PetroEdge changed its name to Quest Eastern Resource LLC (“Quest Eastern”) and Quest Energy purchased from the Company all of Quest Eastern’s interest in wellbores and related assets in West Virginia and New York associated with proved developed producing and proved developed non-producing reserves for approximately $72.0 million, subject to post-closing adjustments. Quest Energy purchased over 400 oil and natural gas wellbores with estimated net proved developed reserves of 32.9 Bcfe and current net production of approximately 3.3 Mmcfe/d from the Company. The purchase price was based on the value of the proved reserves associated with the wellbores transferred to Quest Energy.
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
     The Form 10-Q/A for the quarterly period ended June 30, 2008, to which these consolidated financial statements form a part, includes restated consolidated financial statements for QRCP as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007. The financial statements, as of December 31, 2007 were restated in the 2008 Annual Report on Form 10-K.
     Although the items listed below comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported stockholders’ deficit, major restatement adjustments and restated stockholders’ deficit  as well as previously reported net income (loss), major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

June 30, 2008
Stockholders’ deficit as previously reported	$(39,192)
A — Effect of the Transfers	(10,000)
B — Reversal of hedge accounting	3,658
C — Accounting for formation of Quest Cherokee	(19,003)
D — Capitalization of costs in full cost pool	(31,091)
E — Recognition of costs in proper periods	(3,252)
F — Capitalized interest	1,999
G — Stock-based compensation	—
H — Depreciation, depletion and amortization	9,575
I — Impairment of oil and gas properties	30,719
J — Other errors	53,419

Stockholders’ deficit as restated	$(3,168)

	Three Months Ended
	June 30,
	2008	2007
Net income (loss) as previously reported	$4,964	$(4,487)
A — Effect of the Transfers	—	(500)
B — Reversal of hedge accounting	(105,179)	7,685
C — Accounting for formation of Quest Cherokee	26	26
D — Capitalization of costs in full cost pool	(3,425)	(3,028)
E — Recognition of costs in proper periods	(2,015)	(792)
F — Capitalized interest	143	86
G — Stock-based compensation	446	104
H — Depreciation, depletion and amortization	(484)	(237)
I — Impairment of oil and gas properties	—	—
J — Other errors (*)	47,638	(237)

Net loss as restated	$(57,886)	$(1,380)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2008	2007
Net loss as previously reported	$(6,678)	$(7,798)
A — Effect of the Transfers	—	(1,000)
B — Reversal of hedge accounting	(124,375)	(6,394)
C — Accounting for formation of Quest Cherokee	52	52
D — Capitalization of costs in full cost pool	(7,155)	(5,370)
E — Recognition of costs in proper periods	(1,265)	(703)
F — Capitalized interest	286	173
G — Stock-based compensation	15	(241)
H — Depreciation, depletion and amortization	(875)	(776)
I — Impairment of oil and gas properties	—	—
J — Other errors (*)	57,014	(1,383)

Net loss as restated	$(82,981)	$(23,440)

(*) Includes minority interests impact.
     The most significant errors (by dollar amount) consist of the following:
     (A) The Transfers, which were not approved expenditures of QRCP, were not properly accounted for as losses. As a result of these losses not being recorded, cash and accumulated deficit were overstated as of June 30, 2008 and December 31, 2007, and loss from misappropriation of funds was understated was overstated for the year ended December 31, 2007.
     (B) Hedge accounting was inappropriately applied for the Company’s commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed. The fair value of the commodity derivative instruments previously reported were under stated by $5.5 million as of June 30, 2008. In addition, we incorrectly presented realized gains and losses related to commodity derivative instruments within oil and gas sales. As a result of these errors, current and long-term derivative financial instrument assets, current and long-term derivative financial instrument liabilities, accumulated other comprehensive income and accumulated deficit were over/(under)stated as of June 30, 2008 and December 31, 2007, and oil and gas sales, gain (loss) from derivative financial instruments were over/(under)stated for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007.
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
     (D) Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses. As a result of these errors, oil and gas properties being amortized and accumulated deficit were over/(under)stated as of June 30, 2008 and December 31, 2007, and oil and gas production expenses, general and administrative expenses were over/(under)stated for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007.
     (E) Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts. As a result of these errors, accounts receivable, other current assets, property and equipment, pipeline assets, properties being and not being amortized and accumulated deficit were over/(under)stated as of June 30, 2008 and December 31, 2007, and oil and gas production expenses, pipeline operating expenses, and general and administrative expenses were over/(under)stated for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007.
     (F) Capitalized interest was not recorded on pipeline construction. As a result of this error, pipeline assets and accumulated deficit were understated as of June 30, 2008 and December 31, 2007, and interest expense was overstated for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (G) Errors were identified in stock-based compensation expense, including the use of incorrect grant dates, valuation errors, and incorrect vesting periods. As a result of these errors, additional paid-in capital and accumulated deficit were over/(under)stated as of June 30, 2008, and general and administrative expenses were over/(under)stated for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007.
     (H) As a result of previously discussed errors and an additional error related to the method used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization. As a result of these errors, accumulated depreciation, depletion and amortization were over/(under)stated as of June 30, 2008 and depreciation, depletion and amortization expense was over/(under)stated for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007.
     (I) As a result of previously discussed errors relating to oil and gas properties and hedge accounting and errors relating to the treatment of deferred taxes, errors existed in our ceiling test calculations. As a result of these errors, the Company incorrectly recorded a $30.7 million impairment to its oil and gas properties during the year ended December 31, 2006.
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

June 30, 2008
Previously reported issued shares	23,975
Total restatement adjustments	(71)

Restated issued shares	23,904

June 30, 2008
Previously reported outstanding shares	23,975
Total restatement adjustments	(1,094)

Restated outstanding shares	22,881

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Three Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Revenue:
Oil and gas sales	$39,903	$9,241	$49,144
Gas pipeline revenue	7,148	—	7,148
Other revenue (expense)	72	(72)	—

Total revenues	47,123	9,169	56,292
Costs and expenses:
Oil and gas production	9,763	2,868	12,631
Pipeline operating	8,257	(93)	8,164
General and administrative	6,308	(110)	6,198
Depreciation, depletion and amortization	14,296	2,148	16,444

Total costs and expenses	38,624	4,813	43,437

Operating income (loss)	8,499	4,356	12,855
Other income (expense):
Sale of assets	(30)	—	(30)
Gain (loss) from derivative financial instruments	8,695	(114,070)	(105,375)
Other income (expense)	—	72	72
Interest expense	(5,278)	—	(5,278)
Interest income	104	—	104

Total other income (expense)	3,491	(113,998)	(110,507)

Net income (loss) before minority interest	11,990	(109,642)	(97,652)
Minority interest	(7,026)	46,792	39,766

Net income (loss)	$4,964	$(62,850)	$(57,886)

Net income (loss) per common share — basic	$0.21	$(2.74)	$(2.53)

Net income (loss) per common share — diluted	$0.21	$(2.74)	$(2.53)

Weighted average common and common equivalent shares:
Basic	23,772,788	(928,188)	22,844,600

Diluted	23,831,481	(986,881)	22,844,600

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Six Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Revenue:
Oil and gas sales	$77,256	$10,202	$87,458
Gas pipeline revenue	14,049	—	14,049
Other revenue (expense)	122	(122)	—

Total revenues	91,427	10,080	101,507
Costs and expenses:
Oil and gas production	17,971	5,066	23,037
Pipeline operating	15,506	(384)	15,122
General and administrative	11,140	801	11,941
Depreciation, depletion and amortization	27,096	4,237	31,333

Total costs and expenses	71,713	9,720	81,433
Operating income (loss)	19,714	360	20,074
Other income (expense):
Loss from derivative financial instruments	(15,136)	(134,478)	(149,614)
Other income (expense)	—	122	122
Interest expense	(10,402)	224	(10,178)
Interest income	121	—	121

Total other (expense)	(25,417)	(134,132)	(159,549)

Net loss before minority interest	(5,703)	(133,772)	(139,475)
Minority interests	(975)	57,469	56,494

Net loss	$(6,678)	$(76,303)	$(82,981)

Net income (loss) per common share — basic	$(0.28)	$(3.37)	$(3.65)

Net income (loss) per common share — diluted	$(0.28)	$(3.37)	$(3.65)

Weighted average common and common equivalent shares:
Basic	23,534,132	(791,843)	22,742,289

Diluted	23,534,132	(791,843)	22,742,289

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Six Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(6,678)	$(76,303)	$(82,981)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	27,320	4,013	31,333
Gain from derivative financial instruments	14,969	124,375	139,344
Stock-based compensation	3,264	(219)	3,045
Stock-based compensation - minority interests	—	243	243
Amortization of loan origination fees	954	98	1,052
Bad debt expense	10	63	73
Minority interest	975	(57,469)	(56,494)
Other current assets	(27)	27	—
Change in assets and liabilities:
Restricted cash	784	(784)	—
Accounts receivable, trade	(877)	—	(877)
Other receivables	(1,947)	(39)	(1,986)
Other current assets	(1,453)	416	(1,037)
Inventory	(6,090)	6,090	—
Other assets	—	(341)	(341)
Accounts payable	9,032	4,731	13,763
Revenue payable	1,170	(943)	227
Accrued expenses	84	4,800	4,884
Other long-term liabilities	—	427	427
Other	—	(427)	(427)

Net cash provided by operating activities	41,490	8,758	50,248

Cash flows from investing activities:
Restricted cash	—	783	783
Other assets	(4,679)	4,679	—
Equipment, development leasehold costs and pipeline	(87,719)	(10,281)	(98,000)

Net cash used in investing activities	(92,398)	(4,819)	(97,217)

Cash flows from financing activities:
Proceeds from bank borrowings	79,000	(75,000)	4,000
Proceeds from revolver	—	75,000	75,000
Repayments of note borrowings	(312)	(1)	(313)
Syndication costs	(334)	334	—
Distributions to unit holders	(12,474)	(4,371)	(16,845)
Refinancing costs	(266)	266	—
Change in other long-term liabilities	167	(167)	—

Net cash provided by (used in) financing activities	65,781	(3,939)	61,842

Net increase in cash	14,873	—	14,873
Cash and cash equivalents, beginning of period	16,680	(10,000)	6,680

Cash and cash equivalents, end of period	$31,553	$(10,000)	$21,553

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table outlines the effects of the restatement adjustments on our Consolidated Balance Sheet for the period indicated (in thousands):

	As of June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$31,553	$(10,000)	$21,553
Restricted cash	453	—	453
Accounts receivable, trade	16,635	(274)	16,361
Accounts receivable, other	3,579	(113)	3,466
Other current assets	5,170	(171)	4,999
Inventory	12,713	—	12,713
Current derivative financial instrument assets	151	1,686	1,837

Total current assets	70,254	(8,872)	61,382
Property and equipment, net	24,319	162	24,481
Pipeline assets, net	310,552	(12,581)	297,971
Oil and gas properties under full cost method of accounting, net	350,535	(4,530)	346,005
Other assets, net	7,986	7,608	15,594
Long-term derivative financial instrument assets	—	9,536	9,536

Total assets	$763,646	$(8,677)	$754,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$37,786	$5,533	$43,319
Revenue payable	7,132	820	7,952
Accrued expenses	11,795	(2,027)	9,768
Current portion of notes payable	247	—	247
Current derivative financial instrument liabilities	66,379	1,976	68,355

Total current liabilities	123,339	6,302	129,641
Non-current liabilities:
Long-term derivative financial instrument liabilities	81,597	3,709	85,306
Asset retirement obligation	4,181	(770)	3,411
Notes payable	312,477	(325)	312,152

Non-current liabilities	398,255	2,614	400,869

Total liabilities	521,594	8,916	530,510
Minority interests	281,244	(53,617)	227,627
Commitments and contingencies
Stockholders’ deficit:
Common stock	24	—	24
Additional paid-in capital	215,777	(881)	214,896
Accumulated other comprehensive income	(128,811)	128,811	—

Accumulated deficit	(126,182)	(91,906)	(218,088)

Total stockholders’ deficit	(39,192)	36,024	(3,168)

Total liabilities and stockholders’ deficit	$763,646	$(8,677)	$754,969

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Three Months Ended June 30, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Revenue:
Oil and gas sales	$27,867	$(297)	$27,570
Gas pipeline revenue	1,792	—	1,792
Other revenue (expense)	(19)	19	—

Total revenues	29,640	(278)	29,362
Costs and expenses:
Oil and gas production	7,740	2,676	10,416
Pipeline operating	4,333	(38)	4,295
General and administrative	5,407	1,010	6,417
Depreciation, depletion and amortization	8,471	417	8,888
Misappropriation of funds	—	500	500

Total costs and expenses	25,951	4,565	30,516

Operating income (loss)	3,689	(4,843)	(1,154)
Other income (expense):
Loss on sale of assets	(298)	—	(298)
Gain from derivative financial instruments	279	8,112	8,391
Other income (expense)	—	(19)	(19)
Interest expense	(7,610)	96	(7,514)
Interest income	103	—	103

Total other income (expense)	(7,526)	8,189	663

Net income (loss) before minority interest	(3,837)	3,346	(491)
Minority interests	(650)	(239)	(889)

Net income (loss)	$(4,487)	$3,107	$(1,380)

Net income (loss) per common share — basic	$(0.20)	$0.14	$(0.06)

Net income (loss) per common share — diluted	$(0.20)	$0.14	$(0.06)

Weighted average common and common equivalent shares:
Basic	22,217,048	134,563	22,351,611

Diluted	22,217,048	134,563	22,351,611

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Six Months Ended June 30, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Revenue:
Oil and gas sales	$53,416	$(872)	$52,544
Gas pipeline revenue	3,334	—	3,334
Other revenue (expense)	(32)	32	—

Total revenues	56,718	(840)	55,878
Costs and expenses:
Oil and gas production	14,967	4,922	19,889
Pipeline operating	9,267	(76)	9,191
General and administrative	8,045	926	8,971
Depreciation, depletion and amortization	16,334	1,102	17,436
Misappropriation of funds	—	1,000	1,000

Total costs and expenses	48,613	7,874	56,487

Operating income (loss)	8,105	(8,714)	(609)
Other income (expense):
Loss on sale of assets	(191)	—	(191)
Loss from derivative financial instruments	(185)	(4,971)	(5,156)
Other income (expense)	—	(32)	(32)
Interest expense	(14,723)	(1,253)	(15,976)
Interest income	280	—	280

Total other income (expense)	(14,819)	(6,256)	(21,075)

Net loss before minority interest	(6,714)	(14,970)	(21,684)
Minority interests	(1,084)	(672)	(1,756)

Net loss	$(7,798)	$(15,642)	$(23,440)

Net loss per common share — basic	$(0.35)	$(0.70)	$(1.05)

Net loss per common share — diluted	$(0.35)	$(0.70)	$(1.05)

Weighted average common and common equivalent shares:
Basic	22,211,561	95,804	22,307,365

Diluted	22,211,561	95,804	22,307,365

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Six Months Ended June 30, 2007
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(7,798)	$(15,642)	$(23,440)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	17,747	(311)	17,436
Gain from derivative financial instruments	185	6,392	6,577
Stock-based compensation	3,018	(40)	2,978
Stock-based compensation - minority interests	—	379	379
Amortization of loan origination fees	1,115	(29)	1,086
Amortization of gas swap fees	125	(125)	—
Bad debt expense	—	22	22
Gain on sale of assets	—	191	191
Minority interest	1,084	672	1,756
Other current assets	234	(234)	—
Change in assets and liabilities:
Restricted cash	(10)	10	—
Accounts receivable , trade	(2,602)	—	(2,602)
Other receivables	(1,137)	15	(1,122)
Other current assets	(796)	(4)	(800)
Inventory	(2,302)	2,302	—
Other assets	—	(1,028)	(1,028)
Accounts payable	1,926	5,550	7,476
Revenue payable	2,524	(552)	1,972
Accrued expenses	(690)	1,538	848
Other long-term liabilities	—	80	80

Net cash provided by (used in) operating activities	12,623	(814)	11,809

Cash flows from investing activities:
Restricted cash	—	(41)	(41)
Other assets	(5,158)	5,158	—
Equipment, development leasehold costs and pipeline	(58,114)	(6,480)	(64,594)

Net cash used in investing activities	(63,272)	(1,363)	(64,635)

Cash flows from financing activities:
Proceeds from bank borrowings	30,000	—	30,000
Repayments of note borrowings	(299)	—	(299)
Syndication costs	(48)	48	—
Distributions to unit holders	(1,809)	(1)	(1,810)
Refinancing costs	(2,897)	1,210	(1,687)
Change in other long-term liabilities	80	(80)	—

Net cash provided by financing activities	25,027	1,177	26,204

Net decrease in cash	(25,622)	(1,000)	(26,622)
Cash and cash equivalents, beginning of period	41,820	(8,000)	33,820

Cash and cash equivalents, end of period	$16,198	$(9,000)	$7,198

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
Restatement
     As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and in Note 12 — Restatement to our consolidated financial statements, we are restating the consolidated financial statements included in this Quarterly Report on Form 10-Q/A as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 30, 2008 and for the three and six month periods ended and June 30, 2007 reflects the restatements.
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
     For the six months ended June 30, 2008, our average net daily production was 56.2 Mmcfe/d.
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
Recent Developments
Equity Offering
     On July 8, 2008, we closed on a public offering of 8,800,000 shares of our common stock at a price of $10.25 per share, resulting in net proceeds, after payment of expenses, of approximately $85.2 million. We used the net proceeds of the offering (1) to fund a portion of the approximately $141.6 million acquisition, subject to post-closing adjustments, of privately held PetroEdge Resources (WV) LLC (“PetroEdge”) discussed below, (2) to repay a portion of our existing revolving credit facility, (3) to pay fees and expenses related to the PetroEdge acquisition and (4) for general corporate purposes, including drilling and development activities.
PetroEdge Acquisition
     On June 5, 2008, we entered into a purchase and sale agreement to acquire all the equity interests in PetroEdge for approximately $141.6 million, subject to closing adjustments. On July 11, 2008, the acquisition of PetroEdge was finalized.

     PetroEdge was a growth oriented energy company engaged in the acquisition, exploration and exploitation of crude oil and natural gas properties. PetroEdge’s focus was an aggressive acquisition and development program focused on the Eastern United States, in the Marcellus, Mississippian and Devonian formations in the Appalachian Basin.
     At May 1, 2008, PetroEdge’s total net proved reserves were estimated at 99.6 Bcfe, of which approximately 95.2% were natural gas and 32.9% were classified as proved developed, with a standardized measure of approximately $257.9 million. PetroEdge operates more than 400 wells that produced an average of 3.3 MMcfe/d net during the three months ended March 31, 2008. PetroEdge has an average net revenue interest of 81% on an 8/8ths basis.
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
     Also on July 11, 2008, Quest Energy purchased over 400 of the PetroEdge oil and natural gas wellbores with estimated proved developed reserves of 32.9  Bcfe and current net production of approximately 3.3  MMcfe/d in exchange for cash consideration of approximately $72 million, subject to post-closing adjustments. Quest Energy funded the purchase of the wellbores with $30 million borrowings under its existing revolving credit facility and a $45 million, six-month, bridge facility. In connection with the acquisition, Quest Energy’s lenders increased the borrowing base of its revolving credit facility to $190 million from $160 million.
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
     The following discussion is based on the consolidated operations of all our subsidiaries and should be read in conjunction with the financial statements included in this report and should further be read in conjunction with the audited financial statements and notes thereto included in our restated 2007 financial statements included in our 2008 Form 10-K filed on June 3, 2009. Comparisons made between reporting periods herein are for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007.

Quest Energy (Oil and Natural Gas Production Segment)
     Overview. The following discussion of results of operations will compare balances for the three and six months ended June 30, 2008 and 2007, as follows:

	Three Months				Six Months
	Ended June 30,		Increase		Ended June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
	($ in thousands)
Oil and gas sales	$49,144	$27,570	$21,574	78.3%	$87,458	$52,544	$34,914	66.4%
Oil and gas production costs	$12,631	$10,416	$2,215	21.3%	$23,037	$19,889	$3,148	15.8%
Transportation expense (intercompany)	$8,675	$6,920	$1,755	25.4%	$17,338	$13,281	$4,057	30.5%
Depreciation, depletion and amortization	$12,223	$7,743	$4,480	57.9%	$22,851	$15,147	$7,704	50.9%
     Production. The following table presents the primary components of revenues of our Oil and Natural Gas Production Segment (oil and natural gas production and average oil and natural gas prices), as well as the average costs per Mcfe, for the three and six months ended June 30, 2008 and 2007.

	Three Months				Six Months
	Ended June 30,		Increase		Ended June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
Production Data (net):

Natural gas production (MMcf)	5,095	4,112	983	23.9%	10,061	7,836	2,225	28.4%
Oil production (Bbl)	17	2	15	750.0%	28	4	24	600.0%
Total production (MMcfe)	5,195	4,124	1,071	26.0%	10,228	7,860	2,368	30.1%
Average daily production (MMcfe/d)	57.1	45.3	11.8	26.0%	56.2	43.4	12.8	29.5%

Average Sales Price per Unit:
Natural gas equivalents (Mcfe)	$9.46	$6.69	$2.77	41.4%	$8.55	$6.68	$1.87	28.0%

Natural gas (Mcf)	$9.28	$6.68	$2.60	38.9%	$8.40	$6.68	$1.72	25.7%

Oil (Bbl)	$111.25	$55.33	$55.92	101.1%	$105.96	$52.79	$53.17	100.7%

	Three Months				Six Months
	Ended June 30,		Increase		Ended June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
Average Unit Costs per Mcfe:
Production costs	$2.43	$2.53	$(0.10)	(4.0)%	$2.25	$2.53	$(0.28)	(11.1)%
Transportation expense (intercompany)	$1.67	$1.68	$(0.01)	(0.6)%	$1.70	$1.69	$0.01	0.6%
Depreciation, depletion and amortization	$2.35	$1.88	$0.47	25.0%	$2.23	$1.93	$0.30	15.5%
     Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007
     Oil and Gas Sales. The $21.6 million (78.3%) increase in oil and gas sales from $27.5 million for the three months ended June 30, 2007 to $49.1 million for the three months ended June 30, 2008 was primarily attributable to the increase in production volumes and average sales price reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was mostly offset by the natural decline in production from some of our older natural gas wells. The additional wells contributed to the production of 5,195 MMcf of net equivalent natural gas for the three months ended June 30, 2008, as compared to 4,124 MMcf of net equivalent natural gas produced for the three months ended June 30, 2007. Our product prices on an equivalent basis (Mcfe) increased from an average of $6.69 per Mcfe for the three months ended June 30, 2007 to an average of $9.46 per Mcfe for the three months ended June 30, 2008.
     Operating Expenses. Operating expenses, which consist of oil and gas production costs and transportation expense, totaling $21.3 million for the three months ended June 30, 2008, were comprised of lease operating costs of $9.2 million, production taxes of $2.4 million, ad valorem taxes of $1.0 million, and transportation expenses of $8.7 million. The operating expenses for the three months ended June 30, 2008 compared to $17.3 million for the three months ended June 30, 2007, comprised of lease operating costs of $8.3 million, production taxes of $1.2 million, ad valorem taxes of $0.9 million, and transportation expenses of $6.9 million, increased a total of $4.0 million, or 22.9%. The increase in total operating costs is due to the acquisition of oil properties during February 2008, legal fees, electrical costs and road work. Production taxes increased by approximately 100% due to increased production.
     Unit production costs, inclusive of gross production and ad valorem taxes, were $2.43 per Mcfe for the three months ended June 30, 2008 compared to $2.53 per Mcfe for the three months ended June 30, 2007 representing a 4.0% decrease.
     Transportation expense increased $1.8 million from $6.9 million for the three months ended June 30, 2007 compared to $8.7 million for the three months ended June 30, 2008. The transportation fee per Mcfe for both periods was essentially flat ($1.67 in 2008 and $1.68 in 2007).
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and natural gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and natural gas properties. Our depletion of oil and natural gas properties as a percentage of oil and gas revenues was 20.7% for the three months ended June 30, 2008 compared to 27.1% for the three months ended June 30, 2007. Depreciation, depletion and amortization expense was $2.35 per Mcfe for the three months ended June 30, 2008 compared to $1.88 per Mcfe for the three months ended June 30, 2007. Increases in our depletable basis and production volumes caused depreciation, depletion and amortization expense to increase $4.5 million to $12.2 million for the three months ended June 30, 2008 compared to $7.7 million for the three months ended June 30, 2007.

     Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007
     Oil and Gas Sales. The $34.9 million (66.4%) increase in oil and gas sales from $52.5 million for the six months ended June 30, 2007 to $87.4 million for the six months ended June 30, 2008 was primarily attributable to the increase in production volumes and average sales price reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was partially offset by the natural decline in production from some of our older natural gas wells. The additional wells contributed to the production of net 10,228 MMcf of equivalent natural gas for the six months ended June 30, 2008, as compared to 7,860 MMcf of net equivalent natural gas produced in the same period last year. Our product prices on an equivalent basis (Mcfe) increased from an average of $6.68 per Mcfe for the six months ended June 30, 2007 to an average of $8.55 per Mcfe for the six months ended June 30, 2008.
     Operating Expenses. Operating expenses, which consist of oil and gas production costs and transportation expense, totaling $40.4 million for the six months ended June 30, 2008, were comprised of lease operating costs of $17.1 million, production taxes of $4.2 million, ad valorem taxes of $1.8 million, and transportation expenses of $17.3 million. The operating expenses for the six months ended June 30, 2008 compared to $33.2 million for the six months ended June 30, 2007, comprised of lease operating costs of $15.8 million, production taxes of $2.3 million, ad valorem taxes of $1.8 million, and transportation expenses of $13.3 million, increased a total of $7.2 million, or 21.7%. The increase in operating costs is due to the acquisition of oil properties during February 2008, legal fees, electrical costs and road work. Production taxes increased by approximately $1.9 million due to increased production.
     Unit production costs, inclusive of gross production and ad valorem taxes, were $2.25 per Mcfe for the six months ended June 30, 2008 period as compared to $2.53 per Mcfe for the six months ended June 30, 2007 period, representing an 11.1% decrease.
     Transportation expense increased $4.1 million from $13.3 million for the six months ended June 30, 2007 compared to $17.3 million for the six months ended June 30, 2008, resulting in an average transportation expense of $1.70 per Mcfe for the six months ended June 30, 2008, compared to $1.69 per Mcfe for the six months ended June 30, 2007. This increase primarily resulted from the annual increase in the fees charged under the midstream services agreement with Quest Midstream and increased production.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and natural gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and natural gas properties. Our depletion of oil and natural gas properties as a percentage of oil and gas revenues was 22.9% for the six months ended June 30, 2008 compared to 27.2% for the six months ended June 30, 2007. Depreciation, depletion and amortization expense was $2.23 per Mcfe for the six months ended June 30, 2008 compared to $1.93 per Mcfe for the six months ended June 30, 2007. Increases in our depletable basis and production volumes caused depreciation, depletion and amortization expense to increase $7.7 million to $22.8 million for the six months ended June 30, 2008 compared to $15.1 million for the six months ended June 30, 2007.
Quest Midstream (Natural Gas Pipelines Segment)

	Three
	Months				Six Months
	Ended June 30,				Ended June 30,
			Increase				Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
Pipeline Revenue ($ in thousands):
Gas pipeline revenue — Intercompany	$8,675	$6,920	$1,755	25.4%	$17,338	$13,281	$4,057	30.5%
Gas pipeline revenue — Third Party	7,148	1,792	5,356	298.9%	14,049	3,334	10,715	321.4%

Total gas pipeline revenue	$15,823	$8,712	$7,111	81.6%	$31,387	$16,615	$14,772	88.9%

Pipeline operating expense	$8,164	$4,295	$3,869	90.1%	$15,122	$9,191	$5,931	64.5%

Depreciation and amortization	$4,221	$1,145	$3,076	268.6%	$8,482	$2,289	$6,193	270.6%

Operating Statistics (MMcf)(1):
Throughput volumes — Intercompany	6,149	4,110	2,039	49.6%	12,181	7,866	4,315	54.9%
Throughput volumes — Third Party	1,400	300	1,100	366.7%	5,855	570	5,285	927.2%

Total throughput volumes	7,549	4,410	3,139	71.2%	18,036	8,436	9,600	113.8%

Average Pipeline Operating Costs per MMcf:
Pipeline operating costs	$1.08	$0.97	$0.11	11.3%	$0.84	$1.09	$(0.25)	(22.9)%

(1)	In accordance with the terms of the KPC Pipeline tariff, all volumes are in dekatherm. For purposes of these financial statements, we have assumed one dekatherm is equal to one Mcf.

     Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007
     Pipeline Revenue. Our third party transmission and gathering revenues were $7.1 million for the three months ended June 30, 2008, an increase of $5.4 million (298.9%) from $1.8 million for the three months ended June 30, 2007. KPC, which was acquired November 1, 2007, had transmission revenues of $4.9 million for the three months ended June 30, 2008.
     The intercompany gas pipeline revenues were $8.7 million for the three months ended June 30, 2008 as compared to $6.9 million for the three months ended June 30, 2007, an increase of $1.8 million, or 25.4%. The increase was due to the 49.6% increase in throughput volumes on our Cherokee Basin gathering system and the increase in gathering and compression fees resulting from the annual price adjustment under the midstream services agreement that became effective January 1, 2008, which resulted in a fixed transportation fee that was higher than the fees in the year earlier period.
     Pipeline Operating Expense. Pipeline operating costs for the three months ended June 30, 2008 totaled approximately $8.2 million ($1.08 per Mcf), as compared to pipeline operating costs of $4.3 million ($0.97 per Mcf) for the three months ended June 30, 2007. This increase in operating costs was due primarily to additional compressors on our Cherokee Basin gathering system in anticipation of increased gathering volumes, the number of wells completed and operated during the year, the increased miles of pipeline in service, the increase in property taxes and the operations of the KPC Pipeline and the firm transportation volumes associated with KPC.
     Depreciation and Amortization. Depreciation and amortization expense was $4.2 million for the three months ended June 30, 2008 compared to $1.1 million for the three months ended June 30, 2007. The increase is due to the acquisition of KPC on November 1, 2007 and the additional natural gas gathering pipeline installed since June 30, 2007.
     Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007
     Pipeline Revenue. Our third party tranmission and gathering revenues were $14.0 million for the six months ended June 30, 2008, an increase of $10.7 million (321.4%) from $3.3 million for the six months ended June 30, 2007. KPC, which was acquired November 1, 2007, had transmission revenues of $9.8 million for the six months ended June 30, 2008.
     The intercompany gas pipeline revenues were $17.3 million for the six months ended June 30, 2008 as compared to $13.3 million for the six months ended June 30, 2007, an increase of $4.0 million, or 30.5%. The increase is due to the 54.9% increase in throughput volumes and the increase in gathering and compression fees resulting from the annual price adjustment under the midstream services agreement that became effective January 1, 2008, which resulted in a fixed transportation fee that was higher than the fees in the year earlier period.
     Pipeline Operating Expense. Pipeline operating costs for the six months ended June 30, 2008 totaled approximately $15.1 million ($0.84 per Mcf), as compared to pipeline operating costs of $9.2 million ($1.09 per Mcf) for our Cherokee Basin gathering system for the six months ended June 30, 2007. This increase in operating costs was due primarily to additional compressors on our Cherokee Basin gathering system in anticipation of increased pipeline volumes, the number of wells completed and operated during the year, the increased miles of pipeline in service, the increase in property taxes and the operations of the KPC Pipeline and the firm transportation volumes associated with KPC.

     Depreciation and Amortization. Depreciation and amortization expense was $8.5 million for the six months ended June 30, 2008 compared to $2.3 million for the six months ended June 30, 2007. The increase is due to the acquisition of KPC on November 1, 2007 and the additional natural gas gathering pipeline installed since June 30, 2007.
Corporate Unallocated Items
     The following discussion of results of operations will discuss the amounts for the three and six months ended June 30, 2008.
     Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     General and Administrative Expense. General and administrative expenses were $6.2 million for the quarter ended June 30, 2008, consisting of a non-cash charge of approximately $164,000 for amortization of stock and unit awards, board fees, larger corporate offices and $1.2 million of costs incurred pursuing acquisitions which were not consummated.
     (Loss) Gain from Derivative Financial Instruments. Loss from derivative financial instruments increased $113.8 million to $105.4 million during the three months ended June 30, 2008, from a gain of $8.4 million during the three months ended June 30, 2007. Due to the increase in average crude oil and natural gas prices during 2008, we recorded a $96.3 million unrealized loss and an $9.1 million realized loss on our derivative contracts for the three months ended June 30, 2008 compared to a $7.9 million unrealized gain and $0.4 million realized gain for the three months ended June 30, 2007. Gains and losses are all attributable to changes in natural gas prices and volumes hedged from one period end to another.
     Interest Expense. Interest expense decreased $2.2 million, to $5.3 million for the three months ended June 30, 2008, compared to $7.5 million for the three months ended June 30, 2007. The decreased interest expense was due to lower interest rates in 2008, primarily due to the refinancing of our credit facilities in November 2007.

     Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     General and Administrative Expense. General and administrative expenses were $11.9 million for the six months ended June 30, 2008, compared to $9.0 million for the same period in 2007, consisting of a non-cash charge of approximately $712,000 for amortization of stock and unit awards, board fees, larger corporate offices and $1.2 million in costs incurred pursuing acquisitions which were not consummated.
     (Loss) Gain from Derivative Financial Instruments. Loss from derivative financial instruments increased $144.4 million to $149.6 million during the six months ended June 30, 2008, from $5.2 million during the six months ended June 30, 2007. Due to the increase in average crude oil and natural gas prices during 2008, we recorded a $139.3 million unrealized loss and a $10.3 million realized loss on our derivative contracts for the six months ended June 30, 2008 compared to a $6.5 million unrealized loss and a $1.4 million realized gain for the six months ended June 30, 2007. Gains and losses are all attributable to changes in natural gas prices and volumes hedged from one period end to another.
     Interest Expense. Interest expense was $10.2 million for the six months ended June 30, 2008, compared to 16.0 million for the six months ended June 30, 2007. The decreased interest expense was due to lower interest rates in 2008 compared to 2007, primarily due to the refinancing of our credit facilities in November 2007.
Net Loss
     We recorded a net loss of $57.9 million for the three months ended June 30, 2008 as compared to a net loss of $1.4 million for the three months ended June 30, 2007. The increase in the net loss was primarily attributable to the loss from derivative financial instruments of $105.4 million for the three months ended June 30, 2008.
     We recorded a net loss of $83.0 million for the six months ended June 30, 2008 as compared to a net loss of $23.4 million for the six months ended June 30, 2007. The increase in the net loss was primarily attributable to the loss from derivative financial instruments of $149.6 million for the six months ended June 30, 2008.
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
     At June 30, 2008, QRCP had $2 million of availability under its revolving credit facility, which was available for general corporate purposes. In connection with the PetroEdge acquisition, QRCP entered into a new two-year single draw $35 million term loan agreement with RBC. The new term loan is secured by a first priority lien on substantially all of QRCP’s assets and its subsidiaries’ assets (excluding Quest Midstream, its general partner, each of their subsidiaries, Quest Energy, its general partner, and each of their subsidiaries). In general, interest will accrue at either LIBOR plus 5.0% or the prime rate plus 4.0%. Quarterly principal payments will be payable in the amount of $1.5 million, commencing with the first full quarter following the closing. We borrowed $35 million under the term loan at the closing of the PetroEdge acquisition to refinance a portion of QRCP’s existing revolving credit facility. The remainder of QRCP’s revolving credit facility was repaid with the proceeds of its public offering of 8.8 million common shares that closed on July 8, 2008.
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
     At June 30, 2008, we had current assets of $61.4 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $1.8 million and $68.4 million, respectively) was a $1.6 million deficit at June 30, 2008, compared to a working capital deficit (excluding the short-term derivative asset and liability of $8.0 million and $8.1 million, respectively) of $12.4 million at December 31, 2007. The changes in working capital were primarily due to an increase in inventory, accounts payable and cash.
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
Capital Expenditures
     During the six months ended June 30, 2008, a total of approximately $98.0 million of capital expenditures was invested.
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
     In connection with the PetroEdge acquisition, the Company plans to significantly increase its capital expenditure budget for the remainder of 2008. Management intends to recommend to the board of directors of the Company the spending, during the third and fourth quarters of 2008, of between $10 million and $15 million on projects in the Appalachian Basin to convert proved undeveloped reserves to proved developed and to add new reserves and production from currently unproven acreage. We are currently drilling our first two horizontal wells targeting the Marcellus shale formation in Wetzel County, West Virginia with completion expected in the fourth quarter of 2008 and are permitting our initial drilling locations in Lycoming County, Pennsylvania with two vertical wells planned before year end.
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
     Cash Flows
     Cash Flows from Operating Activities.  Net cash provided by operating activities totaled $50.3 million for the six months ended June 30, 2008 as compared to net cash provided by operations of $11.8 million for the six months ended June 30, 2007. This resulted from changes in current assets and liabilities.
     Cash Flows Used in Investing Activities.  Net cash used in investing activities totaled $97.2 million for the six months ended June 30, 2008 as compared to $64.6 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, our capital expenditures were $98.0 million.
     Cash Flows from Financing Activities.  Net cash provided by financing activities totaled $61.8 million for the six months ended June 30, 2008 as compared to $26.2 million for the six months ended June 30, 2007, and related to the financing of capital expenditures. The net cash provided from financing activities during the six months ended June 30, 2008 was due primarily to Quest Midstream borrowings of $27 million, Quest Energy borrowings of $48 million, and our borrowings of $4 million under the respective credit facilities.
     Contractual Obligations
     Future payments due on our contractual obligations as of June 30, 2008 are as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Revolving Credit Facility — Quest Resource	$48,000	$—	$—	$48,000	$—
Revolving Credit Facility — Quest Energy	142,000	—	142,000	—	—
Revolving Credit Facility — Quest Midstream	122,000	—	—	122,000	—
Notes Payable	399	247	112	33	7
Interest expense obligation(1)	68,480	20,294	34,103	14,083	—
Drilling contractor	856	856	—	—	—
Lease obligations	11,200	4,287	3,304	2,327	1,282

Total	$392,935	$25,684	$179,519	$186,443	$1,289

(1)	The interest payment obligation was computed using the LIBOR interest rate as of June 30, 2008. If the interest rate were to change 1%, then the total interest payment obligation would change by $3.1 million.

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
     When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A. “Risk Factors” in our 2008 Form 10-K, which includes restated 2007 financial statements and footnotes, and Part II, Item 1A of this report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our most significant market risk is commodity price risk. We seek to mitigate this risk through the use of fixed price contracts.
     The following table summarizes the estimated volumes, fixed prices and fair value attributable to the fixed-price contracts as of June 30, 2008.

	Six Months
	Ending	Years Ending December 31,
	December 31,
	2008	2009	2010	2011	2012	Total
		(Dollars in thousands, except per MMBtu and Bbl data)
Natural Gas Swaps:
Contract volumes (MMBtu)	5,659,656	14,629,200	12,499,060	2,000,004	2,000,004	36,787,924
Weighted average fixed price per MMBtu(1)	$6.98	$7.78	$7.42	$8.00	$8.11	$7.57
Fair value, net	$(22,159)	$(47,865)	$(34,117)	$(3,543)	$(3,150)	$(110,834)
Natural Gas Collars:
Contract volumes (MMBtu):
Floor	3,532,984	—	—	3,000,000	3,000,000	9,532,984
Ceiling	3,532,984	—	—	3,000,000	3,000,000	9,532,984
Weighted average fixed price per MMBtu(1):
Floor	$6.54	$—	$—	$7.00	$7.00	$6.83
Ceiling	$7.53	$—	$—	$9.40	$9.60	$8.77
Fair value, net	$(18,282)	$—	$—	$(5,432)	$(3,775)	$(27,489)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	9,192,640	14,629,200	12,499,060	5,000,004	5,000,004	46,320,908
Weighted average fixed price per MMBtu(1)	$6.81	$7.78	$7.42	$7.40	$7.44	$7.41
Fair value, net	$(40,441)	$(47,865)	$(34,117)	$(8,975)	$(6,925)	$(138,323)
Oil Swaps:
Contract volumes (Bbl)	18,000	36,000	30,000	—	—	84,000
Weighted average fixed price per Bbl(1)	$95.92	$90.07	$87.50	—	—	$90.91
Fair value, net	$(805)	$(1,755)	$(1,405)	$—	$—	$(3,965)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with a notional volume of 3,156,000 MMBtu for 2008.
     There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2008 Form 10-K. For more information on our risk management activities, see Note 6 to our consolidated financial statements in this report.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of the achieving their control objectives. In the originally filed 10-Q for the quarter ended June 30, 2008, our principal executive officer and our principal financial officer evaluated disclosure controls and procedures and concluded they were effective. Subsequent to the original filing, we identified material weaknesses as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In connection with the preparation of this Quarterly Report on Form 10-Q/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008. Notwithstanding this determination, our management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.
     Management identified the following control deficiencies that constituted material weaknesses as of June 30, 2008:
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
Changes in Internal Controls
     Except as described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5.  Other Information
     None
Item 6.  Exhibits

2.1*	Membership Interest Purchase Agreement, by and between PetroEdge Resources Partners, LLC and Quest Resource Corporation, dated as of June 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Quest Resource Corporation’s amended Current Report on Form 8-K/A filed on June 19, 2008).

2.2*	Agreement for Purchase and Sale, dated July 11, 2008, by and among Quest Resource Corporation, Quest Eastern Resource LLC and Quest Cherokee LLC (incorporated herein by reference to Exhibit 2.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

3.1*	Third Amended and Restated Bylaws of Quest Resource Corporation (as adopted on May 7, 2008) (incorporated herein by reference to Exhibit 3.1 to Quest Resource Corporation’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.1*	First Amendment to Amended and Restated Credit Agreement, effective as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2008).

10.2*	Amended and Restated Credit Agreement, dated as of July 11, 2008, by and among Quest Resource Corporation, Royal Bank of Canada, the lenders party thereto and RBC Capital Markets (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.3*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Eastern Resource LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.2 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.4*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest MergerSub, Inc. for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.3 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.5*	First Amendment to Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Resource Corporation for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.4 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.6*	Guaranty for Amended and Restated Credit Agreement by Quest Eastern Resource LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.5 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.7*	Guaranty for Amended and Restated Credit Agreement by Quest MergerSub, Inc. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.6 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.8*	Second Lien Senior Term Loan Agreement, dated as of July 11, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Royal Bank of Canada, KeyBank National Association, Société Générale, the lenders party thereto and RBC Capital Markets (incorporated herein by reference to Exhibit 10.7 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.9*	Guaranty for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.8 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.10*	Guaranty for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.9 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.11*	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.10 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.12*	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.11 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.13*	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.12 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.14*	Intercreditor Agreement, dated as of July 11, 2008, by and between Royal Bank of Canada and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 10.13 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 16, 2008).

10.15**	Employment Agreement dated July 14, 2008 between Quest Resource Corporation and Tom Lopus.

10.16*	Amendments to Quest Resource Corporation’s 2005 Omnibus Stock Award Plan (incorporated herein by reference to Appendix A to Quest Resource Corporation’s Proxy Statement filed on May 20, 2008).

10.17*	Amended and Restated Quest Resource Corporation Management Annual Incentive Plan (incorporated herein by reference to Appendix C to Quest Resource Corporation’s Proxy Statement filed on May 20, 2008).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference
**	Previously filed

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of July, 2009.

QUEST RESOURCE CORPORATION
By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer