Form 10-K/A
period 2008-12-31
QUEST RESOURCE CORP
filed 2009-07-29
CIK 775351

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE TO AMENDMENT NO. 1

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2009 (the “Original Filing”), of Quest Resource Corporation (the “Company”) is being filed to correct an error identified in July 2009 related to the incorrect classification of realized gains on commodity derivative instruments during the year ended December 31, 2008. This error resulted in an understatement of revenue and an overstatement of the gain from derivative financial instruments by approximately $14.6 million for the year ended December 31, 2008 of which $2.4 million, $17.8 million, $15.1 million and $(20.7) million related to the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The error had no effect on net income (loss), net income (loss) per share, stockholders’ equity or the Company’s Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Stockholders’ Equity as of and for the year ended December 31, 2008, or any of the interim periods during 2008. In accordance with the guidance in Staff Accounting Bulletin No. 99, “Materiality,” management evaluated this error from a quantitative and qualitative perspective and concluded it was not material to any period.

This Amendment sets forth the Original Filing in its entirety; however, this Amendment only amends (i) amounts and disclosures related to the above error within the consolidated financial statements and elsewhere within the Original Filing; (ii) disclosures for certain events occurring subsequent to the Original Filing as identified in Note 4 — Long-Term Debt and Note 19 — Subsequent Events, and (iii) other insignificant items to correct for certain typographical and other minor errors identified within the Original Filing. Except as set forth in the preceding sentence, the Company has not modified or updated disclosures presented in the original filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

In addition, in accordance with applicable SEC rules, this Amendment includes currently-dated certifications from our Chief Executive Officer and President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, in Exhibits 31.1, 31.2, 32.1 and 32.2.

EXPLANATORY NOTE TO ANNUAL REPORT

This Annual Report on Form 10-K/A for the year ended December 31, 2008 includes restated and reaudited consolidated financial statements for Quest Resource Corporation (“QRCP” or the “Company”) as of December 31, 2007 and 2006 and for the periods ended December 31, 2007, 2006 and 2005. QRCP recently filed (i) an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 including restated consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007; (ii) an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 including restated consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007; and (iii) a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 including consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007.

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

The restated consolidated financial statements included in this Form 10-K/A correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented. The most significant errors (by dollar amount) consist of the following:

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

Although the items listed above comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported stockholders’ equity, major restatement adjustments and restated stockholders’ equity as well as previously reported net income (loss), major restatement adjustments and restated net income (loss) as of and for the periods indicated (in thousands):

	As of December 31,
	2007	2006	2005

Stockholders’ equity as previously reported	$91,853	$117,354	$115,673
Effect of the Transfers	(10,000)	(8,000)	(2,000)
Reversal of hedge accounting	707	(2,389)	(8,177)
Accounting for formation of Quest Cherokee	(19,055)	(19,159)	(19,185)
Capitalization of costs in full cost pool	(23,936)	(12,748)	(5,388)
Recognition of costs in proper periods	(1,987)	(321)	(316)
Capitalized interest	1,713	1,367	286
Stock-based compensation	—	—	—
Depreciation, depletion and amortization	10,450	7,209	3,275
Impairment of oil and gas properties	30,719	30,719	—
Other errors	(3,695)	809	(383)

Stockholders’ equity as restated	$76,769	$114,841	$83,785

	Years Ended December 31,
	2007	2006	2005

Net income (loss) as previously reported	$(30,414)	$(48,478)	$(31,951)
Effect of the Transfers	(2,000)	(6,000)	(2,000)
Reversal of hedge accounting	1,183	53,387	(42,854)
Accounting for formation of Quest Cherokee	104	26	(14,402)
Capitalization of costs in full cost pool	(11,188)	(7,360)	(5,388)
Recognition of costs in proper periods	(1,666)	(5)	721
Capitalized interest	346	1,081	154
Stock-based compensation	(702)	405	(790)
Depreciation, depletion and amortization	3,241	3,934	757
Impairment of oil and gas properties	—	30,719	—
Other errors(*)	(3,058)	1,799	(132)

Net income (loss) as restated	$(44,154)	$29,508	$(95,885)

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

All dollar amounts and other data presented in previously filed Annual Reports on Form 10-K for prior years have been revised to reflect the restated amounts throughout this Form 10-K/A, even where such amounts are not labeled as restated.

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

Financial information by segment and revenues from our external customers are located in Item 8. “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K/A.

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

NASDAQ Non-compliance

Our common stock is currently listed on the NASDAQ Global Market. On November 19, 2008, we received a letter from the staff of NASDAQ indicating that, because of our failure to timely file our Form 10-Q for the quarter ended September 30, 2008, we no longer complied with the continued listing requirements set forth in NASDAQ Marketplace Rule 4310(c)(14) (now Rule 5250(c)(1)). As permitted by NASDAQ rules, we timely submitted a plan to NASDAQ staff to regain compliance on January 20, 2009. Following a review of this plan, NASDAQ staff granted us an extension until May 11, 2009 to file our Form 10-Q. We did not file our Form 10-Q for the quarter ended September 30, 2008 on that date. On May 12, 2009, we received a staff determination notice (the “Staff Determination”) from NASDAQ stating that our common stock is subject to delisting since we were not in compliance with the filing requirements for continued listing. The NASDAQ Listing Qualifications Hearing Panel (the “Panel”) granted our request for a hearing to appeal the Staff Determination and such hearing was held on June 11, 2009. On July 15, 2009, we received a letter from NASDAQ advising us that the Panel had granted our request for continued listing on NASDAQ. The terms of the Panel’s decision include a condition that we file our quarterly reports on Form 10-Q for the quarters ended September 30, 2008 and March 31, 2009 by August 15, 2009. If we have not filed all of our delinquent periodic reports by August 15, 2009, there can be no assurances that the Panel will grant a further extension to allow us additional time to file such reports or that our common stock will not be delisted.

Credit Agreement Amendments

In October and November 2008, QRCP, Quest Cherokee and Quest Energy, and Quest Midstream and Bluestem entered into amendments to their respective credit agreements that, among other things, amended and/or waived certain of the representations and covenants contained in each credit agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among QRCP, Quest Energy and Quest Midstream. The Quest Cherokee amendment also extended the maturity date of the Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement”) from January 11, 2009 to September 30, 2009 due to our inability to refinance the Second Lien Loan Agreement as a result of a combination of the ongoing investigation and the global financial crisis. The amendments also restricted the ability of Quest Midstream and Quest Energy to pay distributions to QRCP.

In May 2009, QRCP entered into an amendment to the Credit Agreement to, among other things, waive certain events of default related to its financial covenants and collateral requirements, extend certain financial reporting deadlines and permit the settlement agreements with Mr. Cash discussed below.

In June 2009, QRCP, Quest Cherokee and Quest Energy entered into amendments to their respective credit agreements that, among other things, defer until August 15, 2009 the obligation to deliver unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009. The QRCP amendment also waived financial covenant (namely the interest coverage ratio and leverage ratio) events of default for the fiscal quarter ended June 30, 2009, waived any mandatory prepayment due to any collateral deficiency during the fiscal quarter ended September 30, 2009, and deferred until September 30, 2009 the interest payment due on June 30, 2009, which amount was represented by a promissory note bearing interest at the Base Rate (as defined in QRCP’s credit agreement) with a maturity date of September 30, 2009.

In July 2009, Quest Cherokee received notice from RBC that the borrowing base under the Quest Cherokee first lien loan agreement had been reduced from $190 million to $160 million, which following the principal payment discussed below, resulted in the outstanding borrowings under the first lien loan agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). In anticipation of the reduction in the borrowing base, Quest Cherokee amended or exited certain of its above the market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Cherokee did not exit were set to market prices at the time. At the same time, Quest Cherokee entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Cherokee made a principal payment of $15 million on the first lien loan agreement. On July 8, 2009, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

Decrease in Year-End Reserves; Impairment

Due to the low price for natural gas as of December 31, 2008 as described above, revisions resulting from further technical analysis (see Note 21 — Supplemental Information on Oil and Gas Producing Activities (Unaudited) to the accompanying consolidated financial statements) and production during the year, proved reserves decreased 17.2% to 174.8 Bcfe at December 31, 2008 from 211.1 Bcfe at December 31, 2007, and the standardized measure of our proved reserves decreased 42.7% to $164.1 million as of December 31, 2008 from $286.2 million as of December 31, 2007. The December 31, 2008 reserves were calculated using a spot price of $5.71 per Mmbtu (adjusted for basis differential, prices were $5.93 per Mmbtu in the Appalachian Basin and $4.84 per Mmbtu in the Cherokee Basin). As a result of this decrease, we recognized a non-cash impairment of $298.9 million for the year ended December 31, 2008. As a result, the lenders under QELP’s revolving credit facility reduced QELP’s borrowing base in July 2009. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity in 2009 and Capital Requirements — Quest Energy.”

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

Recombination

Given the liquidity challenges facing the Company, Quest Midstream and Quest Energy, each entity has undertaken a strategic review of its assets and have evaluated and continue to evaluate transactions to dispose of assets in order to raise additional funds for operations and/or to repay indebtedness. On July 2, 2009, the Company, Quest Midstream, Quest Energy and other parties thereto entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the three companies would recombine. The recombination would be effected by forming a new, yet to be named, publicly-traded corporation (“New Quest”) that, through a series of mergers and entity conversions, would wholly-own all three entities (the “Recombination”). The Merger Agreement follows the execution of a non-binding letter of intent by the three Quest entities that was publicly announced on June 3, 2009. New Quest would continue to develop the unconventional resources of the Cherokee and Appalachian Basins with a clear focus on value creation through efficient operations. While we anticipate completion of the Recombination before the end of 2009, it remains subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by our stockholders and the unitholders of Quest Energy and Quest Midstream, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.

Upon completion of the Recombination, the equity of New Quest would be owned approximately 44% by current Quest Midstream common unitholders, approximately 33% by current QELP common unitholders (other than the Company), and approximately 23% by our current stockholders.

Business Strategy

Our business strategy for 2009 has been adjusted in response to the recent turmoil in the financial markets and the economy in general, including the reduction in commodity prices which was then exacerbated by the significantly increased general and administrative costs we have incurred as a result of the investigation and the reaudits and restatements of our consolidated financial statements. See “— Recent Developments.” We are focusing on the activities necessary to complete the Recombination while still maintaining a stable asset base, improving the profitability of our assets by increasing their utilization while controlling costs and reducing capital expenditures as discussed elsewhere in this Annual Report on Form 10-K/A, renegotiating with our lenders and possibly raising equity capital.

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

	December 31,
	2008(3)	2007	2006

Proved reserves
Gas (Mcf)	170,629,373	210,923,406	198,040,000
Oil (Bbls)	694,620	36,556	32,272
Total (Mcfe)	174,797,093	211,142,742	198,233,632
Proved developed gas reserves (Mcf)	136,544,572	140,966,295	122,390,360
Proved undeveloped gas reserves (Mcf)	34,084,801	69,957,111	75,649,640
Proved developed oil reserves (Bbls)(1)	682,031	36,556	32,272
Proved developed reserves as a percentage of total proved reserves	80.46%	66.87%	61.84%
Standardized measure (in thousands)(2)	$164,094	$286,177	$230,832

(1)	Although we have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves.

(2)	Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenues. Standardized measure does not give effect to commodity derivative transactions. For a description of our derivative transactions, see Note 8 — Financial Instruments and Note 7 — Derivative Financial Instruments, in the notes to the consolidated financial statements of this Form 10-K/A. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board (“FASB”) pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

(3)	The total estimated reserves for 2008 reflects all reserves regardless of basin or entity. The table below identifies the estimated reserves owned by QELP and QRCP as of December 31, 2008. As of December 31, 2007, all reserves were owned by Quest Energy. As of December 31, 2006 and prior to the formation of Quest Energy on November 14, 2007, all reserves were owned by QRCP.

	December 31, 2008
	QELP	QRCP	Total

Proved reserves
Gas (Mcf)	162,984,141	7,645,232	170,629,373
Oil (Bbls)	682,031	12,589	694,620
Total (Mcfe)	167,076,327	7,720,766	174,797,093
Proved developed gas reserves (Mcf)	134,837,100	1,707,472	136,544,572
Proved undeveloped gas reserves (Mcf)	28,147,041	5,937,760	34,084,801
Proved developed oil reserves (BBls)	682,031	—	682,031
Proved developed reserves as a percentage of total proved reserves	83.15%	22.12%	80.46%
Standardized measure in (thousands)	$156,057	$8,037	$164,094

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

	Year Ended December 31,
	2008	2007	2006

Net Production:
Gas (Bcf)	21.33	16.98	12.30
Oil (Bbls)	69,812	7,070	9,808
Gas equivalent (Bcfe)	21.75	17.02	12.36
Oil and Gas Sales ($ in thousands):
Gas sales	$156,051	$104,853	$71,836
Oil sales	6,448	432	574

Total oil and gas sales	$162,499	$105,285	$72,410
Avg Sales Price:
Gas ($ per Mcf)	$7.32	$6.18	$5.84
Oil ($ per Bbl)	$92.36	$61.10	$58.52
Gas equivalent ($ per Mcfe)	$7.47	$6.19	$5.86
Oil and gas operating expenses ($ per Mcfe):
Lifting	$1.58	$1.71	$1.56
Production and property tax	$0.45	$0.42	$0.49
Net Revenue ($ per Mcfe)	$5.44	$4.06	$3.81

Producing Wells and Acreage

The following tables set forth information regarding our ownership of productive wells and total acres as of December 31, 2006, 2007 and 2008. For purposes of the table below, productive wells consist of producing wells and wells capable of production.

	Productive Wells
	Gas(1)		Oil		Total
	Gross	Net	Gross	Net	Gross	Net

December 31, 2006	1,653	1,635.0	29	28.1	1,682	1,663.1
December 31, 2007	2,225	2,218.2	29	28.1	2,254	2,246.3
December 31, 2008(2)	2,873	2,825.0	82	80.2	2,955	2,905.2

(1)	At December 31, 2008, we had approximately 2,346 gross wells in the Cherokee Basin that were producing from multiple seams.

(2)	Includes approximately 500 gross productive Appalachian Basin wells acquired in the PetroEdge acquisition and 55 gross productive oil wells acquired in Seminole County, Oklahoma.

	Leasehold Acreage
	Producing(1)		Nonproducing		Total
	Gross	Net	Gross	Net	Gross	Net

December 31, 2006	394,795	385,148	132,189	124,774	526,984	509,922
December 31, 2007(2)	403,048	393,480	204,104	187,524	607,152	581,004
December 31, 2008(3)(4)	464,702	446,537	208,224	180,707	672,926	627,244

(1)	Includes acreage held by production under the terms of the lease.

(2)	The leasehold acreage data as of December 31, 2007 includes non-producing leasehold acreage in the States of New Mexico, Texas and Pennsylvania of approximately 24,740 gross and 22,694 net acres. Approximately 45,000 net acres that were included in the 2006 leasehold acreage amounts have expired.

(3)	The leasehold acreage data as of December 31, 2008 includes acreage held by QRCP and QELP in the States of Kansas, Oklahoma, New York, Pennsylvania, and West Virginia.

(4)	The leasehold acreage data as of December 31, 2008 includes approximately 37,723 gross and 31,565 net acres attributable to various farm-out agreements or other mechanisms in the Appalachian Basin. Approximately 6,912 net acres are earned and approximately 24,653 net acres are unearned under these agreements. There are certain drilling or payment obligations that must be met before this unearned acreage is earned.

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

Pipeline Natural Gas Vols (Mmcf):
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

Marketing and Major Customers

Exploration and Production

We market our own natural gas. In the Cherokee Basin for 2008, substantially all of our gas production was sold to ONEOK Energy Marketing and Trading Company (“ONEOK”). More than 71% of our natural gas production was sold to ONEOK and 21% was sold to Tenaska Marketing Ventures in 2007. More than 91% of our natural gas production was sold to ONEOK in 2006.

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

As of December 31, 2008, approximately 36,000 Bbls of Quest Energy’s Seminole County crude oil production is hedged utilizing NYMEX contracts at a weighted average price of $90.07/Bbl for 2009 and approximately 30,000 Bbls of our Seminole County crude oil production is hedged utilizing NYMEX contracts for 2010 through 2012 at a weighted average price of $87.50/Bbl. For more information on our derivative contracts, see Note 8 — Financial Instruments and Note 7 — Derivative Financial Instruments, in the notes to the consolidated financial statements in Item 8 of this Form 10-K/A.

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

GLOSSARY OF SELECTED TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this Form 10-K/A.

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

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our independent registered public accounting firm, UHY LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, and their report appears in this Annual Report on Form 10-K/A.

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

Events of default have recently occurred under our QRCP credit agreement. The QRCP credit agreement contains both financial and ratio covenants. Due to the cancellation of distributions by QELP and QMLP, the decline in oil and gas prices and the decline in the fair market value of the units in QELP and QMLP that it owns, QRCP was not in compliance with all of its financial and ratio covenants as of December 31, 2008, and does not anticipate that it will be in compliance at any time in the foreseeable future. On May 29, 2009, QRCP obtained a waiver of these defaults from its lender for the quarters ended December 31, 2008 and March 31, 2009 and on June 30, 2009, QRCP obtained a waiver of these defaults from its lender for the fiscal quarter ended June 30, 2009. We do not expect that QRCP will be in compliance with all of its financial and ratio covenants for the remainder of 2009, therefore it may be required to obtain additional waivers or its lender may foreclose on its assets.

QRCP is required to maintain as of the end of each quarter, an Interest Coverage Ratio of not less than 2.5 to 1.0 and a Leverage Ratio of no more than 2.0 to 1.0. As a result of the suspension of the distributions to QRCP from Quest Energy and Quest Midstream discussed above, QRCP was not in compliance with these financial covenants as of December 31, 2008, March 31, 2009 and June 30, 2009. On May 29, 2009 and June 30, 2009, QRCP obtained waivers of these defaults from QRCP’s lenders. QRCP does not anticipate that it will be in compliance with these financial covenants and ratios at any time in the foreseeable future. On June 30, 2009, the lender under the QRCP credit agreement agreed to defer until September 30, 2009 the interest payment due on June 30, 2009, which amount is represented by a promissory note bearing interest at the Base Rate (as defined in QRCP’s credit agreement) with a maturity date of September 30, 2009. QRCP is also required to make quarterly principal payments of $1.5 million. QRCP has prepaid the quarterly principal payments through and including June 30, 2009 and its next quarterly principal payment is due September 30, 2009. QRCP currently does anticipate being able to make this payment. QRCP’s credit agreement limits the amount that can be outstanding under its term loan to an amount that is equal to (i) 50% of the market value of the common and subordinated units of Quest Energy and Quest Midstream that QRCP has pledged to the lenders and (ii) the value of the oil and gas properties that QRCP has pledged to the lenders. QRCP is required to make a mandatory prepayment equal to any such excess amount outstanding. On May 29, 2009, QRCP obtained a waiver of this mandatory prepayment for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009. If a deficiency exists after June 30, 2009 that is not waived by QRCP’s lenders, QRCP will be required to sell assets, issue additional equity securities or refinance its credit agreement in order to cure such deficiency, none of which may be possible. Additionally, if the lenders’ exposure under letters of credit exceeds this amount after all borrowings under the credit agreements have been repaid, QRCP will be required to provide additional cash collateral which it may not have.

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

In July 2009, Quest Energy received notice from RBC that the borrowing base under the Quest Cherokee first lien loan agreement had been reduced from $190 million to $160 million. There can be no assurance that the borrowing base will not be further reduced in the future.

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

The Merger Agreement for the Recombination is subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, which could lead to liquidation or bankruptcy.

Under the Merger Agreement, completion of the Recombination is conditioned upon the satisfaction of closing conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by our stockholders and the unitholders of Quest Energy and Quest Midstream, and consents from each entity’s existing lenders. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the Recombination may not occur. Failure to consummate the Recombination could negatively impact the Company’s stock price, future business and operations, and financial condition. Any delay in the consummation of the Recombination or any uncertainty about the consummation of the Recombination may lead to liquidation or bankruptcy and may adversely affect our future business, growth, revenue and results of operations.

Failure to complete the proposed Recombination could negatively impact the market price of the Company’s common stock and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.

The Company’s stockholders and Quest Energy’s and Quest Midstream’s unitholders may not approve the matters relating to the Recombination, if presented to them. If the Merger Agreement for the Recombination is not agreed to or if the Recombination is not completed for any reason, we could be subject to several risks including the following:

•	the diversion of management’s attention directed toward the Recombination and other affirmative and negative covenants in the Merger Agreement that may restrict our business;

•	the failure to pursue other beneficial opportunities as a result of management’s focus on the Recombination without realizing any of the anticipated benefits of the Recombination;

•	the market price of the Company’s common stock may decline to the extent that the current market price reflects a market assumption that the Recombination will be completed; and

•	incurring substantial transaction costs related to the Recombination, such as investment banking, legal and accounting fees, printing expenses and other related charges that must be paid even if the Recombination is not completed.

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

Lower gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of oil and gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. Substantial decreases in oil and gas prices would render a significant number of our planned exploration and development projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil or gas properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. For example, for the year ended December 31, 2008, we had an impairment charge of $298.9 million. Due to a further decline in natural gas prices between December 31, 2008 and March 31, 2009, we will incur an additional impairment charge of approximately $95 million to $115  million for the quarter ended March 31, 2009. We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit agreements.

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

Historically, we have financed these expenditures primarily with cash generated by operations and proceeds from bank borrowings and equity financings. If our revenues or borrowing base further decreases as a result of lower oil and natural gas prices, operating difficulties or declines in reserves, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. Additional debt or equity financing or cash generated by operations may not be available to meet these requirements. Due to the current low prices for oil and gas and the restrictions in the capital markets due to the global financial crisis, we anticipate that we will not have any significant amounts available during 2009 for capital expenditures.

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

We are also required to comply with certain financial covenants and ratios. In the past, we have not satisfied all of the financial covenants and ratios contained in our credit facilities. In January 2005, we determined that we were not in compliance with the leverage and interest coverage ratios under a prior secured credit agreement and, in connection with a February 2005 amendment to such credit agreement, we were unable to drill any additional wells until our gross daily production reached certain levels. We were unable to reach these production goals without the drilling of additional wells and, in the fourth quarter of 2005, we undertook a significant recapitalization that included a private placement of our common stock and the refinancing of our credit facilities. For the quarter ended March 31, 2007, QRCP’s total debt to EBITDA ratio was 4.77 to 1.0, which exceeded the permitted maximum total debt to EBITDA ratio of 4.5 to 1.0 under its credit facilities. We obtained a waiver of this default from QRCP’s lenders. We refinanced QRCP’s credit facilities in November 2007. In October 2008, we obtained waivers of any defaults or potential defaults under the credit agreements of QRCP, Quest Energy and Quest Midstream related to or arising out of the internal investigation and our not promptly settling intercompany accounts. The current credit agreements for QRCP, Quest Midstream and Quest Energy each contain financial covenants. QRCP was not in compliance with all of these covenants as of December 31, 2008 and we do not expect that QRCP and Quest Energy will be in compliance with all of these covenants for the remainder of 2009. See “— Risks Related to Our Business — Events of default are anticipated under the QRCP credit agreement, which could expose our assets to foreclosure or other collection efforts.” QRCP has obtained waivers of these defaults from its lenders for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009 and we are currently in the process of seeking waivers from QRCP’s and QELP’s lenders with respect to anticipated defaults and to restructure their required principal payments; however, there can be no assurance that we will be successful in obtaining such waivers or restructuring such principal payments.

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

We are currently involved in government and internal investigations involving various of our operations. As discussed in the Explanatory Note to Annual Report immediately preceding Part I of this Annual Report on Form 10-K/A, an inquiry and investigation initiated by the Oklahoma Department of Securities revealed questionable Transfers of funds belonging to the Company to an entity controlled by our former chief executive officer. The Oklahoma Department of Securities has filed lawsuits against our former chief executive officer, former chief financial officer and former purchasing manager, and the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the Securities and Exchange Commission, the Internal Revenue Service and other government agencies are currently conducting investigations related to the Transfers and these individuals.

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

During the year ended December 31, 2008, Quest Energy sold substantially all of its natural gas produced in the Cherokee Basin to ONEOK Energy Marketing and Trading Company (“ONEOK”) under a sale and purchase contract, which has an indefinite term but may be terminated by either party on 30 days’ notice, other than with respect to pending transactions, or less following an event of default. If ONEOK was to reduce the volume of gas it purchases under this agreement, Quest Energy’s revenue and cash flow will decline to the extent it is not able to find new customers for the natural gas it sells.

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

We did not file our Form 10-Q for the quarter ended September 30, 2008 on that date and on May 12, 2009, we received a Staff Determination from NASDAQ stating that our common stock is subject to delisting since we were not in compliance with the filing requirements for continued listing. We requested and were granted a hearing before the NASDAQ Panel to appeal the Staff Determination, which took place on June 11, 2009. On July 15, 2009, we received a letter from NASDAQ advising us that the Panel had granted our request for continued listing on NASDAQ. The terms of the Panel’s decision include a condition that we file our quarterly reports on Form 10-Q for the quarters ended September 30, 2008 and March 31, 2009 by August 15, 2009. If we have not filed all of our delinquent periodic reports by August 15, 2009, there can be no assurances that the Panel will grant a further extension to allow us additional time to file such reports or that our common stock will not be delisted.

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

Federal Derivative Cases

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

William Dean Enders, derivatively on behalf of nominal defendant Quest Energy Partners, L.P. v. Jerry D. Cash, David E. Grose, David C. Lawler, Gary Pittman, Mark Stansberry, J. Phillip McCormick, Douglas Brent Mueller, Mid Continent Pipe & Equipment, LLC, Reliable Pipe & Equipment, LLC, RHB Global, LLC, RHB, Inc., Rodger H. Brooks, Murrell, Hall, McIntosh & Co. PLLP, and Eide Bailly LLP, Case No. CIV-09-752-F, U.S. District Court for the Western District of Oklahoma, filed July 17, 2009

On July 17, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on Quest Energy’s behalf, which names certain of its current and former officers and directors, external auditors and vendors. The factual allegations relate to, among other things, the Transfers and lack of effective internal controls. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, conversion, disgorgement under the Sarbanes-Oxley Act of 2002, and aiding and abetting breaches of fiduciary duties against the individual defendants and vendors and professional negligence and breach of contract against the external auditors. The complaint seeks monetary damages, disgorgement, costs and expenses and equitable and/or injunctive relief. It also seeks Quest Energy to take all necessary actions to reform and improve its corporate governance and internal procedures. Quest Energy intends to defend vigorously against these claims.

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

Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, in the District Court of Wilson County, State of Kansas, filed August 29, 2007

Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, in the District Court of Wilson County, Kansas, filed September 18, 2008 (Quest Cherokee has resolved these claims as part of a settlement)

Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, in the District Court of Wilson County, Kansas, filed December 7, 2007, and February 27, 2008

Housel v. Quest Cherokee, LLC, 06-CV-26-I, in the District Court of Montgomery County, State of Kansas, filed March 2, 2006

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

					7 Months
					Ended	Fiscal Year
	Year Ended December 31,				December 31,	Ended May 31,
	2008	2007	2006	2005	2004	2004
		(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
					(Restated)	(Restated)
	($ in thousands, except per share data)

Statement of Operations Data:
Revenues:
Oil and gas sales	$162,499	$105,285	$72,410	$70,628	$28,593	$30,707
Gas pipeline revenue	28,176	9,853	5,014	3,939	1,918	2,707

Total revenues	190,675	115,138	77,424	74,567	30,511	33,414
Costs and expenses:
Oil and gas production	44,111	36,295	25,338	18,532	5,181	6,835
Pipeline operating	29,742	21,098	13,151	7,703	4,451	3,506
General and administrative	28,269	21,023	8,655	6,218	2,765	2,925
Depreciation, depletion and amortization	70,445	39,782	27,011	22,244	7,933	5,488
Impairment of oil and gas properties	298,861	—	—	—	—	—
Loss from misappropriation of funds	—	2,000	6,000	2,000	—	—

Total costs and expenses	471,428	120,198	80,155	56,697	20,330	18,754

Operating income (loss)	(280,753)	(5,060)	(2,731)	17,870	10,181	14,660
Other income (expense):
Gain (loss) from derivative financial instruments	66,145	1,961	52,690	(73,566)	(6,085)	(19,788)
Gain (loss) on sale of assets	24	(322)	3	12	—	(6)
Loss on early extinguishment of debt	—	—	—	(12,355)	(1,834)	—
Other income (expense)	305	(9)	99	389	37	(843)
Interest expense, net	(25,373)	(43,628)	(20,567)	(28,225)	(11,537)	(8,388)

Total other income and (expense)	41,101	(41,998)	32,225	(113,745)	(19,419)	(29,025)

Loss before income taxes and minority interests	(239,652)	(47,058)	29,494	(95,875)	(9,238)	(14,365)
Income tax benefit (expense)	—	—	—	—	—	245

Net income (loss) before minority interests	(239,652)	(47,058)	29,494	(95,875)	(9,238)	(14,120)
Minority interests in continuing operations	72,268	2,904	14	—	—	—

Cumulative effect of accounting change, net of tax	—	—	—	—	—	(28)

Net income (loss)	(167,384)	(44,154)	29,508	(95,875)	(9,238)	(14,148)
Preferred stock dividends	—	—	—	(10)	(6)	(10)

Net income (loss) available to common shareholders	$(167,384)	$(44,154)	$29,508	$(95,885)	$(9,244)	$(14,158)

					7 Months
					Ended	Fiscal Year
	Year Ended December 31,				December 31,	Ended May 31,
	2008	2007	2006	2005	2004	2004
		(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
					(Restated)	(Restated)
	($ in thousands, except per share data)

Net income (loss) available to common shareholders per share:
Basic	$(6.20)	$(1.97)	$1.33	$(11.48)	$(1.63)	$(2.51)
Diluted	$(6.20)	$(1.97)	$1.33	$(11.48)	$(1.63)	$(2.49)
Weighted average common and common equivalent shares outstanding:
Basic	27,010,690	22,379,479	22,119,497	8,351,945	5,661,096	5,645,077

Diluted	27,010,690	22,379,479	22,198,799	8,351,945	5,661,096	5,675,077

Balance Sheet Data (at end of period):
Total assets	$650,176	$672,537	$467,936	$274,768	$245,996	$190,184
Long-term debt, net of current maturities	$343,094	$233,046	$225,245	$100,581	$134,609	$105,379

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

Restatement

As discussed in the Explanatory Note to Annual Report immediately preceding Part I of this Annual Report on Form 10-K/A and in Note 18 — Restatement to our consolidated financial statements, we are restating the consolidated financial statements included in this Annual Report on Form 10-K/A as of December 31, 2007 and 2006 and for the three years ended December 31, 2007. We are also restating previously issued Quarterly Financial Data for 2008 and 2007 presented in Note 20 — Supplemental Financial Information — Quarterly Financial Data (Unaudited) to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2008, 2007, 2006 and 2005 reflects the restatements.

The following discussion should be read together with the consolidated financial statements and the notes to consolidated financial statements, which are included in Item 8 of this Form 10-K/A, and the Risk Factors, which are set forth in Item 1A.

Overview of Our Company

Since QRCP controls the general partner interests in Quest Energy and Quest Midstream, QRCP reflects its ownership interest in these partnerships on a consolidated basis, which means that our financial results are combined with Quest Energy’s and Quest Midstream’s financial results and the results of our other subsidiaries. The interest owned by non-controlling partners’ share of income is reflected as an expense in our results of operations. Since the initial public offering of Quest Energy in November 2007, QRCP’s potential sources of revenue and cash flows consist almost exclusively of distributions on its partnership interests in Quest Energy and Quest Midstream, because QRCP’s Appalachian assets largely consist of undeveloped acreage. Our consolidated results of operations are derived from the results of operations of Quest Energy and Quest Midstream and also include interest of non-controlling partners in Quest Energy’s and Quest Midstream’s net income, interest income (expense) and general and administrative expenses not reflected in Quest Energy’s and Quest Midstream’s results of operations. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of Quest Energy and Quest Midstream.

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

We experienced significant increased costs in the second half of 2008 and continue to experience such increased costs in the first half of 2009 due to, among other things:

•	We had costs associated with the internal investigation and our responding to inquiries from the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, SEC and the IRS.

•	As a result of the termination of the former chief executive officer and chief financial officer, we immediately retained consultants to perform the accounting and finance functions and to assist in the determination of the intercompany debt discussed under Items 1. and 2. “Business and Properties — Recent Developments — Intercompany Accounts.”

•	We retained law firms to respond to the class action and derivative suits that have been filed against QRCP and Quest Energy GP and QELP and to pursue the claims against the former employees.

•	We had costs associated with amending the credit agreements of QRCP, QELP and QMLP and obtaining the necessary waivers from our lenders thereunder as well as incremental increased interest expense related thereto. See “— Liquidity and Capital Resources.”

•	We retained external auditors to reaudit our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

•	Each of QRCP, QELP and QMLP retained financial advisors to consider strategic options and each retained outside legal counsel or increased the amount of work being performed by its previously engaged outside legal counsel.

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

In June 2009, QRCP, Quest Cherokee and Quest Energy entered into amendments to their respective credit agreements that, among other things, defer until August 15, 2009 the obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009. The QRCP amendment also waived financial covenant (namely the interest coverage ratio and leverage ratio) events of default for the fiscal quarter ended June 30, 2009, waived any mandatory prepayment due to any collateral deficiency during the fiscal quarter ended September 30, 2009, and deferred until September 30, 2009 the interest payment due on June 30, 2009, which amount was represented by a promissory note bearing interest at the Base Rate (as defined in QRCP’s credit agreement) with a maturity date of September 30, 2009.

In July 2009, Quest Cherokee received notice from RBC that the borrowing base under the Quest Cherokee first lien loan agreement had been reduced from $190 million to $160 million, which, following the principal payment discussed below, resulted in the outstanding borrowings under the first lien loan agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Cherokee amended or exited certain of its above the market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Cherokee did not exit were set to market prices at the time. At the same time, Quest Cherokee entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Cherokee made a principal payment of $15 million on the first lien loan agreement. On July 8, 2009, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

As a result, the lenders under QELP’s revolving credit facility reduced QELP’s borrowing base from $190 million to $160 million in July 2009. See “— Liquidity and Capital Resources — Sources of Liquidity in 2009 and Capital Requirements — Quest Energy.”

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

Recombination

Given the liquidity challenges facing the Company, Quest Midstream and Quest Energy, each entity has undertaken a strategic review of its assets and have evaluated and continue to evaluate transactions to dispose of assets in order to raise additional funds for operations and/or to repay indebtedness. In addition, in the current economic environment we believe the complexity and added overhead costs of our structure is negatively affecting our ability to restructure our indebtedness and raise additional equity. See “— Liquidity and Capital Resources.” On July 2, 2009, the Company, Quest Midstream, Quest Energy and other parties thereto entered into the Merger Agreement, pursuant to the terms of which all three companies would recombine. The Recombination would be effected by forming New Quest, a yet to be named publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities. The Merger Agreement follows the execution of a non-binding letter of intent by the three Quest entities that was publicly announced on June 3, 2009. The closing of the Recombination is subject to the satisfaction of a number of conditions, including, among others, arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by the stockholders of the Company and the unitholders of Quest Energy and Quest Midstream, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.

Upon completion of the Recombination, the equity of New Quest would be owned approximately 44% by current Quest Midstream common unitholders, approximately 33% by current Quest Energy common unitholders (other than the Company), and approximately 23% by current Company stockholders.

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

Previously reported amounts have been adjusted to reflect this change, which did not impact our consolidated financial statements. Operating segment data for the years ended December 31, 2008, 2007, 2006, and 2005 follows (in thousands):

	2008	2007	2006	2005

Revenues:
Oil and gas production	$162,499	$105,285	$72,410	$70,628
Natural gas pipelines	63,722	39,032	25,833	11,732
Elimination of inter-segment revenue	(35,546)	(29,179)	(20,819)	(7,793)

Natural gas pipelines, net of inter-segment revenue	28,176	9,853	5,014	3,939

Total segment revenues	$190,675	$115,138	$77,424	$74,567

Operating profit (loss):
Oil and gas production(a)	$(269,729)	$5,999	$1,861	$23,508
Natural gas pipelines	17,245	11,964	10,063	2,580

Total segment operating profit (loss)	(252,484)	17,963	11,924	26,088
General and administrative expenses	28,269	21,023	8,655	6,218
Misappropriation of funds	—	2,000	6,000	2,000

Total operating income (loss)	$(280,753)	$(5,060)	$(2,731)	$17,870

(a)	2008 includes impairment of oil and gas properties of $298.9 million in 2008.

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

Oil and Gas Production Segment

Year ended December 31, 2008 compared to the year ended December 31, 2007

Overview.  The following discussion of results of operations compares amounts for the year ended December 31, 2008 to the amounts for the year ended December 31, 2007, as follows:

	Year Ended
	December 31,		Increase/
	2008	2007	(Decrease)
	($ in thousands)

Oil and gas sales	$162,499	$105,285	$57,214	54.3%
Oil and gas production costs	$44,111	$36,295	$7,816	21.5%
Transportation expense (intercompany)	$35,546	$29,179	$6,367	21.8%
Depreciation, depletion and amortization	$53,710	$33,812	$19,898	58.8%
Impairment charge	$298,861	$—	$298,861	* %

*	Not meaningful

Production.  The following table presents the primary components of revenues of our Oil and Gas Production Segment (oil and gas production and average oil and gas prices), as well as the average costs per Mcfe, for the fiscal years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Increase/
	2008	2007	(Decrease)

Production Data:
Total production (Mmcfe)	21,748	17,017	4,731	27.8%
Average daily production (Mmcfe/d)	59.4	46.6	12.8	27.5%
Average Sales Price per Unit (Mcfe)	$7.47	$6.19	$1.28	20.7%
Average Unit Costs per Mcfe:
Production costs	$2.03	$2.13	$(0.10)	(4.7)%
Transportation expense (intercompany)	$1.63	$1.71	$(0.08)	(4.7)%
Depreciation, depletion and amortization	$2.47	$1.99	$0.48	24.1%

Oil and Gas Sales.  Oil and gas sales increased $57.2 million, or 54.3%, to $162.5 million during the year ended December 31, 2008. This increase was the result of increased sales volumes and an increase in average realized prices. Additional volumes of 4,731 Mmcfe accounted for $32.2 million of the increase. The increased volumes resulted from additional wells completed in 2008. The remaining increase of $25.0 million was attributable to an increase in the average product price in 2008. Our average product prices, which exclude hedge settlements, on an equivalent basis (Mcfe) increased to $7.47 per Mcfe for the 2008 period from $6.19 per Mcfe for the 2007 period.

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

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization increased approximately $19.9 million, or 58.8%, in 2008 to $53.7 million from $33.8 million in 2007. On a per unit basis, we had an increase of $0.48 per Mcfe to $2.47 per Mcfe in 2008 from $1.99 per Mcfe in 2007. This increase was primarily due to downward revisions in our proved reserves, resulting in an increase in the per unit rate. In addition, depreciation and amortization increased approximately $5.5 million primarily due to additional vehicles, equipment and facilities acquired in 2008.

Impairment of oil and gas properties.  We recognized impairments of our oil and gas properties of $298.9 million for the year ended December 31, 2008. Under full cost method accounting, we are required to compute the after-tax present value of our proved oil and gas properties using spot market prices for oil and gas at our balance sheet date. The base for our spot prices for gas is Henry Hub. On December 31, 2008, the spot price for gas at Henry Hub was $5.71 per Mcf and the spot oil price was $44.60 per Bbl compared to $6.43 per Mcf and $96.10 per barrel, at December 31, 2007.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Overview.  The following discussion of results of operations compares amounts for the year ended December 31, 2007 to the amounts for the year ended December 31, 2006, as follows:

	Year Ended December 31,		Increase/
	2007	2006	(Decrease)
	($ in thousands)

Oil and gas sales	$105,285	$72,410	$32,875	45.4%
Oil and gas production costs	$36,295	$25,338	$10,957	43.2%
Transportation expense (intercompany)	$29,179	$20,819	$8,360	40.2%
Depreciation, depletion and amortization	$33,812	$24,392	$9,420	38.6%

Production.  The following table presents the primary components of revenues of our Oil and Gas Production Segment (oil and gas production and average oil and gas prices), as well as the average costs per Mcfe, for the fiscal years ended December 31, 2007 and 2006.

	Year Ended December 31,		Increase/
	2007	2006	(Decrease)

Production Data:
Total production (Mmcfe)	17,017	12,364	4,653	37.6%
Average daily production (Mmcfe/d)	46.6	33.9	12.7	37.5%
Average Sales Price per Unit (Mcfe)	$6.19	$5.86	$0.33	5.6%
Average Unit Costs per Mcfe:
Production costs	$2.13	$2.05	$0.08	3.9%
Transportation expense (intercompany)	$1.71	$1.68	$0.03	1.8%
Depreciation, depletion and amortization	$1.99	$1.97	$0.02	1.0%

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

Transportation expense increased $8.4 million, or 40.2%, to $29.2 million during the year ended December 31, 2007, from $20.8 million during the year ended December 31, 2006. Transportation expense was $1.71 per Mcfe for the year ended December 31, 2007 as compared to $1.68 per Mcfe for the year ended December 31, 2006. This increase primarily resulted from additional volumes as well as from the midstream services agreement with Quest Midstream that became effective December 1, 2006, which provided for a fixed transportation fee that was higher than the fees in the prior year.

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

	Year Ended December 31,		Increase/
	2006	2005	(Decrease)

Production Data:
Total production (Mmcfe)	12,364	9,629	2,735	28.4%
Average daily production (Mmcfe/d)	33.9	26.4	7.5	28.4%
Average Sales Price per Unit (Mcfe)	$5.86	$7.33	$(1.47)	(20.1)%
Average Unit Costs per Mcfe:
Production costs	$2.05	$1.92	$0.13	6.8%
Transportation expense (intercompany)	$1.68	$0.81	$0.87	107.4%
Depreciation, depletion and amortization	$1.97	$2.16	$(0.19)	(8.8)%

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

Natural Gas Pipelines Segment

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year Ended December 31,
	2008	2007	Increase/(Decrease)
	($ in thousands)

Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$28,176	$9,853	$18,323	186.0%
Gas pipeline revenue — Intercompany	$35,546	$29,179	$6,367	21.8%

Total natural gas pipeline revenue	$63,722	$39,032	$24,690	63.3%
Pipeline operating expense	$29,742	$21,098	$8,644	41.0%
Depreciation and amortization expense	$16,735	$5,970	$10,765	180.3%
Throughput Data (Mcf):
Throughput — Third Party	11,111	1,686	9,425	559.0%
Throughput — Intercompany	25,390	17,148	8,242	48.1%

Total throughput (Mcf)	36,501	18,834	17,667	93.8%
Average Pipeline Operating Costs per Mcf:
Pipeline operating expense	$0.81	$1.12	$(0.31)	(27.7)%
Depreciation and amortization	$0.46	$0.32	$0.14	43.8%

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

Intercompany natural gas pipeline revenue increased $6.4 million, or 21.8%, to $35.5 million during the year ended December 31, 2008, from $29.2 million during the year ended December 31, 2007. The increase is due to the 48.1% increase in throughput volumes from our Cherokee Basin properties and the higher gathering and compression fees resulting from the midstream services agreement that became effective January 1, 2008.

Pipeline Operating Expense.  Pipeline operating expense increased $8.6 million, or 41.0%, to $29.7 million during the year ended December 31, 2008, from $21.1 million during the year ended December 31, 2007. This increase is primarily the result of our KPC acquisition in November 2007. Therefore, 2007 only had two months of expenses versus 12 months in 2008. During the year ended December 31, 2008, KPC had pipeline operating costs of $7.7 million compared to operating costs of $1.9 million during the period from November 1, 2007 through December 31, 2007. The remaining increase of $1.7 million is due to increased throughput volumes in 2008. Pipeline operating costs per unit decreased $0.31 per Mcf during 2008, from $1.12 per Mcf to $0.81 per Mcf. The decrease in per unit cost was the result of higher volumes, over which to spread fixed costs, as well as our cost-cutting efforts implemented in the third quarter of 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased $10.8 million, or 180.3%, to $16.7 million during the year ended December 31, 2008, from $6.0 million during the year ended December 31, 2007. The increase is primarily due to the amortization of our intangibles of $4.3 million acquired in the KPC acquisition, as well as an increase in depreciation on our pipelines of $1.7 million. During the year ended December 31, 2008, KPC had depreciation and amortization expense of $5.6 million compared to $0.8 million for the period from November 1, 2007 through December 31, 2007. The remaining increase is due to the additional natural gas gathering pipeline installed during the year ended December 31, 2008.

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year Ended
	December 31,
	2007	2006	Increase/(Decrease)
		($ in thousands)

Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$9,853	$5,014	$4,839	96.5%
Gas pipeline revenue — Intercompany	$29,179	$20,819	$8,360	40.2%

Total natural gas pipeline revenue	$39,032	$25,833	$13,199	51.1%
Pipeline operating expense	$21,098	$13,151	$7,947	60.4%
Depreciation and amortization expense	$5,970	$2,619	$3,351	127.9%
Throughput Data (Mcf):
Throughput — Third Party	1,686	1,463	223	15.2%
Throughput — Intercompany	17,148	12,341	4,807	39.0%

Total throughput (Mcf)	18,834	13,804	5,030	36.4%
Average Pipeline Operating Costs per Mcf:
Pipeline operating expense	$1.12	$0.95	$0.17	17.9%
Depreciation and amortization	$0.32	$0.19	$0.13	68.4%

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

Year ended December 31, 2006 compared to year ended December 31, 2005

Overview.  The following discussion of pipeline operations will compare amounts for the year ended December 31, 2006 to the amounts for the year ended December 31, 2005, as follows:

	Year Ended
	December 31,
	2006	2005	Increase/(Decrease)
		($ in thousands)

Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$5,014	$3,939	$1,075	27.3%
Gas pipeline revenue — Intercompany	$20,819	$7,793	$13,026	167.2%

Total natural gas pipeline revenue	$25,833	$11,732	$14,101	120.2%
Pipeline operating expense	$13,151	$7,703	$5,448	70.7%
Depreciation and amortization expense	$2,619	$1,449	$1,170	80.7%
Throughput Data (Mcf):
Throughput — Third Party	1,463	1,179	284	24.1%
Throughput — Intercompany	12,341	9,620	2,721	28.3%

Total throughput (Mcf)	13,804	10,799	3,005	27.8%
Average Pipeline Operating Costs per Mcf:
Pipeline operating expense	$0.95	$0.71	$0.24	33.8%
Depreciation and amortization	$0.19	$0.13	$0.06	46.2%

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

Pipeline Operating Expense.  Pipeline operating expense increased $5.4 million, or 70.7%, to $13.2 million during the year ended December 31, 2006, from $7.7 million during the year ended December 31, 2005. Pipeline operating costs per Mcf increased $0.24 per Mcf during 2006, from $0.71 per Mcf during 2005 to $0.95 per Mcf during 2006. The increase was due to the delivery of additional compressors in anticipation of increased pipeline volumes, the number of wells completed and operated during the year, the increased miles of pipeline in service and the increase in property taxes.

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

General and Administrative Expenses

General and administrative expenses increased $7.2 million, or 34.5%, to $28.3 million during the year ended December 31, 2008, from $21.0 million during the year ended December 31, 2007. The increase is primarily due to the internal investigation and restatements and reaudits ($4.7 million), increased rent in connection with establishing a Houston Office and new corporate headquarters ($1.7 million), the inclusion of KPC for all of 2008 compared to two months in 2007 ($2.5 million), and headcount (7%) and salary (10%) increases to support the growth of the Company ($0.8 million). These amounts were partially offset by lower stock compensation expense ($3.9 million) in connection with the departure of our former chief executive and financial officers. The remaining increase was the result of the costs associated with Quest Energy being a separate publicly traded company.

General and administrative expenses increased $12.4 million, or 143.0%, to $21.0 million during the year ended December 31, 2007, from $8.7 million during the year ended December 31, 2006. The increase is mainly due to stock compensation expense ($5.0 million), and headcount (41%) and salary (10%) increases to support the growth of the Company ($1.5 million). Other increases relate to additional costs associated with Quest Energy becoming a separate public entity and the acquisition of KPC in November 2007.

General and administrative expenses increased $2.4 million, or 39.2%, to $8.7 million during the year ended December 31, 2006, from $6.2 million during the year ended December 31, 2005. The increase is mainly due to headcount (39%) and salary (10%) increases to support the growth of the Company ($0.9 million). The remaining increase was associated with costs related to the formation of Quest Midstream.

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

Other Income (Expense)

Gain from derivative financial instruments.  Gain from derivative financial instruments increased $64.1 million to $66.1 million during the year ended December 31, 2008, from $2.0 million during the year ended December 31, 2007. Due to the decline in average natural gas and crude oil prices during the second half of 2008, we recorded a $72.5 million unrealized gain and $6.4 million realized loss on our derivative contracts for the year ended December 31, 2008 compared to a $5.3 million unrealized loss and $7.3 million realized gain for the year ended December 31, 2007. Unrealized gains are attributable to changes in natural gas prices and volumes hedged from one period end to another.

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

Cash Flows from Financing Activities.  Net cash provided by financing activities totaled $211.8 million for the year ended December 31, 2008 as compared to $216.5 million for the year ended December 31, 2007. The cash provided from financing activities was primarily due to an increase in borrowings of $214.2 million and proceeds from issuance of common stock of $84.8 million, partially offset by repayments of note borrowings of $59.8 million, and $24.4 million of distributions to unitholders.

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

Debt Balance at December 31, 2008.  At December 31, 2008, $29 million was outstanding under the Original Term Loan. The Additional Term Loan was repaid on October 30, 2008.

Representations, Warranties and Covenants.  QRCP and its subsidiaries (excluding the Excluded MLP Entities) are required to make certain representations and warranties that are customary for a credit agreement of this type. The agreement also contains affirmative and negative covenants that are customary for credit agreements of this type.

The Fifth Amendment to Credit Agreement, among other things, amended and/or waived certain of the representations and covenants contained in the Credit Agreement, in order to, among other things, (i) defer until August 15, 2009 our obligation to deliver to RBC unaudited stand alone balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009; (ii) waive financial covenant (namely the interest coverage ratio and leverage ratio) events of default for the fiscal quarter ended June 30, 2009; (iii) waive any mandatory prepayment due to any collateral deficiency during the fiscal quarter ended September 30, 2009; and (iv) defer until September 30, 2009 the interest payment due on June 30, 2009, which amount was represented by a promissory note bearing interest at the Base Rate (as defined in the Credit Agreement) with a maturity date of September 30, 2009. QRCP paid the lenders a $25,000 amendment fee, which amount was represented by a promissory note bearing interest at the Base Rate (as defined in the Credit Agreement) with a maturity date of July 11, 2010.

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

Waivers.  QRCP was not in compliance with all of its financial covenants as of December 31, 2008 and QRCP does not anticipate that it will be in compliance at any time in the foreseeable future. On May 29, 2009, QRCP obtained a waiver of these defaults from its lenders for the quarters ended December 31, 2008 and March 31, 2009 and on June 30, 2009, QRCP obtained a waiver of these defaults from its lender for the fiscal quarter ended June 30, 2009.

Quest Energy.

A.  Quest Cherokee Credit Agreement.

On November 15, 2007, Quest Energy, as a guarantor, entered into an Amended and Restated Credit Agreement (the “Original Cherokee Credit Agreement”) with QRCP, as the initial co-borrower, Quest Cherokee, as the borrower, RBC, as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. In connection with the closing of the initial public offering and the application of the net proceeds thereof, QRCP was released as a borrower under the Original Cherokee Credit Agreement. Thereafter, the parties entered into the following amendments to the Original Cherokee Credit Agreement (collectively, with all amendments, the “Quest Cherokee Credit Agreement”):

•	On April 15, 2008, Quest Energy and Quest Cherokee entered into a First Amendment to Amended and Restated Credit Agreement that, among other things, amended the interest rate and maturity date pursuant to the “market flex” rights contained in the commitment papers related to the Quest Cherokee Credit Agreement.

•	On October 28, 2008, Quest Energy and Quest Cherokee entered into a Second Amendment to Amended and Restated Credit Agreement to amend and/or waive certain of the representations and covenants contained in the Quest Cherokee Credit Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among QRCP, Quest Energy and Quest Midstream.

•	On June 18, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. (“BP”) or any of its affiliates to be secured by the liens under the credit agreement on a passu basis with the obligations under the credit agreement.

•	On June 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

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

In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Energy did not exit were set to market prices at the time. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Energy made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Energy repaid the Borrowing Base Deficiency.

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

B.  Second Lien Loan Agreement.

On July 11, 2008, concurrent with the PetroEdge acquisition, Quest Energy and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the Quest Cherokee Credit Agreement, the “Quest Cherokee Agreements”) for a six-month, $45 million term loan. Thereafter the parties entered into the following amendments to the Second Lien Loan Agreement:

•	On October 28, 2008, Quest Energy and Quest Cherokee entered into a First Amendment to Second Lien Senior Term Loan Agreement (the “First Amendment to Second Lien Loan Agreement”) to, among other things, extend the maturity date to September 30, 2009 and to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result or (1) the Transfers and (2) not timely settling certain intercompany accounts among QRCP, Quest Energy and Quest Midstream.

•	On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that amended a covenant in order to defer until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

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

In response to the recent developments, QRCP has adjusted its business strategy for 2009 to focus on the activities necessary to complete the Recombination while still maintaining a stable asset base, improving the profitability of its assets by increasing their utilization while controlling costs and reducing capital expenditures as discussed elsewhere in this Annual Report on Form 10-K/A, renegotiating with its lenders and possibly raising equity capital. For 2009, QRCP has budgeted approximately $2.4 million of net expenditures to drill one gross vertical well, complete three gross wells and connect four gross wells in the Appalachian Basin. This one new well will be drilled on a location that is classified as containing proved reserves in our December 31, 2008 reserve report. However, QRCP intends to fund these capital expenditures only to the extent that it has available cash after taking into account its debt service and other obligations. We can give no assurance that any such funds will be available.

As discussed above under “— Credit Agreements — Quest Resource,” QRCP is required to maintain as of the end of each quarter, an Interest Coverage Ratio of not less than 2.5 to 1.0 and a Leverage Ratio of no more than 2.0 to

1.0. As a result of the suspension of the distributions to QRCP from Quest Energy and Quest Midstream discussed above, QRCP was not in compliance with these financial covenants as of December 31, 2008 and does not anticipate that it will be in compliance at any time in the foreseeable future. On May 29, 2009, QRCP obtained a waiver of these defaults from its lender for the quarters ended December 31, 2008 and March 31, 2009 and on June 30, 2009, QRCP obtained a waiver of these defaults from its lender for the quarter ended June 30, 2009. QRCP is currently negotiating with its lender to obtain a waiver of these requirements for future periods. There can be no assurance that QRCP will be able to obtain such waivers.

Under the terms of the Credit Agreement, QRCP is required to make quarterly principal payments of $1.5 million. QRCP has prepaid the quarterly principal payments through and including June 30, 2009 and its next quarterly principal payment is due September 30, 2009. QRCP currently does anticipate being able to make this payment and is negotiating with its lenders to obtain a waiver. There can be no assurance that QRCP will be able to obtain such waiver. On June 30, 2009, the lender under the QRCP credit agreement agreed to defer until September 30, 2009 the interest payment due on June 30, 2009, which amount is represented by a promissory note bearing interest at the Base Rate (as defined in QRCP’s credit agreement) with a maturity date of September 30, 2009.

Under the terms of the Credit Agreement, the outstanding principal amount of borrowings may not exceed the sum of (i) the value of QRCP’s oil and gas properties in the Appalachian Basin (as determined by the administrative agent under the Credit Agreement in its reasonable discretion) and (ii) 50% of the market value of QRCP’s interests in Quest Energy and Quest Midstream (such excess is referred to as a “Collateral Deficiency”). QRCP is required to make a mandatory prepayment equal to any such Collateral Deficiency. On May 29, 2009, QRCP obtained a waiver of this mandatory prepayment for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009. On June 30, 2009, QRCP obtained a wavier of this mandatory prepayment for the quarter ended September 30, 2009. If a Collateral Deficiency exists after September 30, 2009 that is not waived by QRCP’s lender, QRCP will be required to sell assets, issue additional equity securities or refinance the Credit Agreement in order to cure such deficiency. There can be no assurance that QRCP will be successful in raising sufficient funds to cure such deficiency in the future. QRCP is currently negotiating with its lenders to obtain a waiver of this requirement for future periods. There can be no assurance that QRCP will be able to obtain such a waiver.

In addition, QRCP failed to timely deliver its 2008 audited financial statements to its lender. QRCP has received an extension of this deadline to August 15, 2009.

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

As discussed above under “— Credit Agreements — Quest Energy”, the amount available under the Quest Cherokee Credit Agreement may not exceed a borrowing base, which is subject to redetermination on a semi-annual basis. The price of oil and gas has significantly decreased since the borrowing base was last redetermined. In July 2009, Quest Cherokee received notice from RBC that the borrowing base under the Quest Cherokee Credit Agreement had been reduced from $190 million to $160 million, which, following the principal payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Cherokee amended or exited certain of its above the market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Cherokee did not exit were set to market prices at the time. At the same time, Quest Cherokee entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Cherokee made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

Recombination.  In connection with the Recombination, we intend to enter into one or more credit facilities that would refinance all of our existing credit agreements. There can be no assurance that we will be able to obtain such credit facilities on terms favorable to us, if at all. The lenders for any such new credit facilities may require us to obtain additional equity capital as a condition to such a new credit facility. There can be no assurance that we will be able to obtain any additional equity capital on terms favorable to us, if at all.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. The following table summarizes these commitments at December 31, 2008:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Term Loan — Quest Resource	29,000	3,000	26,000	—	—
Revolving Credit Facility — Quest Energy(1)	189,000	—	189,000	—	—
Term Loan — Quest Energy	41,200	41,200	—	—	—
Revolving Credit Facility — Quest Midstream	128,000	—	—	128,000	—
Other Note obligations	907	813	79	14	1
Interest expense on bank credit facilities(2)	52,411	21,647	24,355	6,409	—
Operating lease obligations	12,142	4,050	3,077	2,325	2,690
Financial advisor contracts	2,675	675	2,000	—	—

Total commitments	$455,335	$71,385	$244,511	$136,748	$2,691

(1)	As a result of the borrowing base redetermination in July 2009, the amount outstanding under Quest Energy’s revolving credit facility was reduced to $160 million on July 8, 2009. On June 30, 2009 and July 8, 2009, Quest Energy made a $15 million principal payment and repaid the $14 million Borrowing Base Deficiency, respectively.

(2)	The interest payment obligation was computed using the LIBOR interest rate as of December 31, 2008. Assumes no reduction in the outstanding principal amount borrowed under the revolving credit facilities prior to maturity.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experiences and various other assumptions that we believe are reasonable; however, actual results may differ. Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Derivative Instruments

Due to the historical volatility of oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for our production. Currently, we use collars, fixed-price swaps and fixed price sales contracts as our mechanism for hedging commodity prices. Our current derivative instruments are not accounted for as hedges for accounting purposes in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. As a result, we account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in other income and expense in the period of change. While we believe that the stabilization of prices and production afforded us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising natural gas prices. As a result of rising commodity prices, we may recognize additional charges to future periods; however, for the year ended December 31, 2008 prices decreased, and we recognized a total gain on derivative financial instruments in the amount of $66.1 million, consisting of a $6.4 million realized loss and a $72.5 million unrealized gain. Our estimates of fair value are determined by the use of an option-pricing model that is based on various assumptions and factors including the time value of options, volatility, and closing NYMEX market indices.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. SFAS 161 is effective for us beginning with the first quarter of 2009, and we will comply with any necessary disclosure requirements in 2009.

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

Gains and losses associated with derivative financial instruments related to gas and oil production were as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Realized gain (loss)	$(6,388)	$7,279	$(17,712)
Unrealized gain (loss)	72,533	(5,318)	70,402

Total gain (loss) from derivative financial instruments	$66,145	$1,961	$52,690

The following table summarizes the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts as of December 31, 2008:

	Year Ending December 31,
	2009	2010	2011	Thereafter	Total
	($ in thousands, except Mmbtu and per Mmbtu data)

Natural Gas Swaps:
Contract volumes (Mmbtu)	14,629,200	12,499,060	2,000,004	2,000,004	31,128,268
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.67
Fair value, net	$38,107	$14,071	$2,441	$2,335	$56,954
Natural Gas Collars:
Contract volumes (Mmbtu):
Floor	750,000	630,000	3,549,996	3,000,000	7,929,996
Ceiling	750,000	630,000	3,549,996	3,000,000	7,929,996
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.03	$7.79
Ceiling	$15.00	$13.11	$9.88	$7.39	$9.52
Fair value, net	$3,630	$1,875	$3,144	$2,074	$10,723
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	15,379,200	13,129,060	5,550,000	5,000,004	39,058,264
Weighted-average fixed price per Mmbtu	$7.94	$7.55	$7.61	7.44	$7.70
Fair value, net	$41,737	$15,946	$5,585	4,409	$67,677
Crude Oil Swaps:
Contract volumes (Bbl)	36,000	30,000	—	—	66,000
Weighted-average fixed per Bbl	$90.07	$87.50	—	—	$88.90
Fair value, net	$1,246	$666	—	—	$1,912

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Notwithstanding this determination, our management believes that the consolidated financial statements in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008:

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

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our independent registered public accounting firm, UHY LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, and that report appears in this Annual Report on Form 10-K/A.

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
Interim Chief Financial
Officer and Executive VP
Finance/Corporate
Development

Richard Marlin	2008	$254,486	$17,990	$154,302	—	$32,851	$11,550		$471,179
Executive VP Engineering	2007	$247,865	$1,500	$270,421	—	$102,073	$11,300		$633,159
	2006	$247,500	$1,000	$195,066	—	$77,550	$11,054		$532,170

David Bolton	2008	$230,885	$57,848	$196,108	—	$29,805	$24,542		$539,188
Executive VP Land	2007	$228,461	$1,200	$414,205	—	$92,625	$11,300		$747,791
	2006	$100,961	$1,000	$65,856	—	$39,588	$2,746		$210,151

Thomas Lopus (9)	2008	$95,192	$26,156	$126,131	—	$10,313	$8		$257,800
Executive Vice President
Appalachia

(1)	See “Compensation Discussion and Analysis — Elements of Executive Compensation Program — Discretionary Bonuses,” exclusive of the portion constituting a tax gross-up. Also includes other miscellaneous bonuses available to all employees totaling less than $1,500 per named executive officer.

(2)	Includes expense related to bonus shares and restricted stock granted under employment agreements. Expense for the bonus shares and restricted stock is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised) (“SFAS No. 123R”) and represents the grant date fair value, which for our common stock was determined by utilizing the closing stock price on the date of grant, with expense being recognized ratably over the requisite service period. Also includes equity portion of the QRC Bonus Plan award earned for 2006. Twenty-five percent of the bonus shares vested in March 2007 at the time the Committee determined the amount of the awards based upon 2006 performance, twenty-five percent of the bonus shares vested in March 2008 and the remaining portion vests and will be paid in March of each of the next two years. Amounts for Messrs. Cash and Grose in 2008 are negative due to forfeiture of unvested equity awards in connection with the termination of their employment during the year.

(3)	Includes expense related to stock options granted to Mr. Lawler and Mr. Collins during 2008. Expense for the stock options is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised) (“SFAS No. 123R”) and represents the grant date fair value, which is calculated using the Black-Scholes Option Pricing Model, with expense being recognized ratably over the requisite service period. For a discussion of valuation assumptions, see Note 10 — Stockholders’ Equity — Stock Awards of the notes to the consolidated financial statements included in this Form 10-K/A.

(4)	Represents the QRC Bonus Plan awards earned for 2007 and 2008 and paid in 2008 and 2009, as applicable, the cash portion of the QRC Bonus Plan awards earned for 2006 and paid in 2007 and productivity gain sharing bonus payments earned and paid in 2006, 2007 and 2008.

(5)	Company matching contribution under the 401(k) savings plan, life insurance premiums, perquisites and personal benefits if $10,000 or more for the year and, for Messrs. Lawler and Bolton, tax withholding gross-ups related to discretionary bonuses paid in 2008 relating to the failure of our former chief financial officer to execute on 10b-5(1)(c) trading plans. See “Compensation Discussion and Analysis — Elements of Executive Compensation Program — Discretionary Bonuses.” Salary shown above has not been reduced by pre-tax contributions to the company-sponsored 401(k) savings plan. For 2008, Company matching contributions were as follows: Mr. Cash — $11,500, Mr. Lawler — $10,193, Mr. Grose — $11,500, Mr. Collins — $6,245, Mr. Marlin — $11,500, Mr. Bolton — $9,437 and Mr. Lopus — $0. Tax withholding gross-up in 2008 for Mr. Lawler was $39,962 and for Mr. Bolton was $15,055.

(6)	Mr. Lawler’s employment as our chief operating officer commenced on April 10, 2007 and as our president effective as of August 23, 2008.

(7)	Mr. Collins’s employment as our executive vice president of investor relations commenced on December 3, 2007 and as our interim chief financial officer and executive vice president of finance/corporate development effective as of August 23, 2008.

(8)	Perquisites and personal benefits for 2008 consist of expenses related to relocation expenses ($40,782), benefits for gym services, parking and social club membership.

(9)	Mr. Lopus’s employment as our Executive Vice President Appalachia commenced on July 16, 2008.

Grants of Plan-Based Awards in 2008

This table discloses the actual number of stock options and restricted stock awards granted during the last fiscal year, the grant date fair value of these awards and the estimated payouts under non-equity incentive plan awards.

Grants of Plan-Based Awards in 2008

						Estimated
						future
						payouts	All other	All other
						under	stock	option		Grant date
						equity	awards:	awards:	Exercise	fair value
			Estimated future payouts under			incentive	Number of	Number of	or base	of stock
			non-equity incentive plan awards			plan awards	shares of	securities	price of	and
	Approval	Grant	Threshold	Target	Maximum	Target	stock or	underlying	option	option
Name	Date	Date	($)	($)	($)	($)	units (#)	options (#)	awards ($/Sh)	awards(1)

Jerry Cash		(2)	$115,500	$220,500	$519,750
		5/19/08 (3)				(3)
		(4)		$22,225
David Lawler		(2)	$75,816	$144,739	$341,170
		5/19/08 (3)				$24,166
		(4)		$16,917
	10/20/08	10/20/08						200,000 (5)	$0.71	$122,000
David Grose		(2)	$77,000	$147,000	$346,500
		5/19/08 (3)				$25,133
		(4)		$17,850
Jack Collins		(2)	$33,550	$64,050	$150,975
		5/19/08 (3)				$8,976
		(4)		$8,042
	10/20/08	10/23/08						100,000 (6)	$0.48	$41,000
Richard Marlin		(2)	$17,814	$68,711	$187,047
		5/19/08 (3)				$17,808
		(4)		$14,797
David Bolton		(2)	$16,162	$62,339	$169,700
		5/19/08 (3)				$16,517
		(4)		$13,425
Thomas Lopus		(2)	$6,663	$25,696	$69,937
		(4)		$3,750
	6/30/08	7/14/08 (7)					45,000			$441,450

(1)	The amounts included in the “Grant date fair value of stock and option awards” column represents the grant date fair value of the awards made to Named Executive Officers in 2008 computed in accordance with SFAS No. 123(R). The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the SFAS No. 123(R) determined value. For a discussion of valuation assumptions, see Note 10 — Stockholders’ Equity — Stock Awards of the notes to the consolidated financial statements included in this Form 10-K/A.

(2)	Represents an award under the QRC Bonus Plan for 2008. On March 26, 2009, the Committee determined the amount of the award payable for 2008 based upon 2008 performance. The amounts for Messrs. Lawler, Collins, Marlin, Bolton and Lopus are based upon their actual base salary paid during the year. The amounts for Messrs. Cash and Grose represents the amounts they would have been entitled to receive if they had remained employed with the Company for the entire year at the salaries provided for in their employment agreements. See “Compensation Discussion and Analysis — Elements of Executive Compensation Program — Management Annual Incentive Plan” for a discussion of the performance criteria applicable to these awards.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) Financial Statements.  See “Index to Financial Statements” set forth on page F-1 of this Form 10-K/A.

(a)(3) Index to Exhibits.  Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 148 of this Form 10-K/A that is incorporated herein by reference.

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

/s/ UHY LLP
Houston, Texas
June 2, 2009

(Except for the Reclassification Section in Note 1, Note 4, and

Note 19, as to which the date is July 28, 2009.)

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share and per share data)

	Years ended December 31,
	2008	2007	2006	2005
		(Restated)	(Restated)	(Restated)

Revenue:
Oil and gas sales	$162,499	$105,285	$72,410	$70,628
Gas pipeline revenue	28,176	9,853	5,014	3,939

Total revenues	190,675	115,138	77,424	74,567
Costs and expenses:
Oil and gas production	44,111	36,295	25,338	18,532
Pipeline operating	29,742	21,098	13,151	7,703
General and administrative expenses	28,269	21,023	8,655	6,218
Depreciation, depletion and amortization	70,445	39,782	27,011	22,244
Impairment of oil and gas properties	298,861	—	—	—
Misappropriation of funds	—	2,000	6,000	2,000

Total costs and expenses	471,428	120,198	80,155	56,697

Operating income (loss)	(280,753)	(5,060)	(2,731)	17,870
Other income (expense):
Gain (loss) from derivative financial instruments	66,145	1,961	52,690	(73,566)
Gain (loss) on sale of assets	24	(322)	3	12
Loss on early extinguishment of debt	—	—	—	(12,355)
Other income (expense)	305	(9)	99	389
Interest expense	(25,609)	(44,044)	(20,957)	(28,271)
Interest income	236	416	390	46

Total other income (expense)	41,101	(41,998)	32,225	(113,745)

Income (loss) before income taxes and minority interests	(239,652)	(47,058)	29,494	(95,875)
Income tax benefit (expense)	—	—	—	—

Net income (loss) before minority interest	(239,652)	(47,058)	29,494	(95,875)
Minority interest	72,268	2,904	14	—

Net income (loss)	(167,384)	(44,154)	29,508	(95,875)
Preferred stock dividends	—	—	—	(10)

Net income (loss) available to common shareholders	$(167,384)	$(44,154)	$29,508	$(95,885)

Net income (loss) available to common shareholders per share:
Basic	$(6.20)	$(1.97)	$1.33	$(11.48)
Diluted	$(6.20)	$(1.97)	$1.33	$(11.48)
Weighted average common and common equivalent shares outstanding:
Basic	27,010,690	22,379,479	22,119,497	8,351,945

Diluted	27,010,690	22,379,479	22,129,607	8,351,945

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Reclassification, Misappropriation, Reaudit and Restatement, Going Concern and Business

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

Reclassification

During July 2009, we determined we had incorrectly classified realized gains on commodity derivative instruments for the year ended December 31, 2008. This error resulted in an understatement of revenue and an overstatement of gain from derivative financial instruments by approximately $14.6 million for the year ended December 31, 2008 of which $2.4 million, $17.8 million, $15.1 million and $(20.7) million related to the quarters ended March 31, June 30, September 30 and December 31, 2008, respectively. The error had no effect on net income (loss), net income (loss) per share, stockholders’ equity or the Company’s Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Stockholders’ Equity as of and for the year ended December 31, 2008, or any of the interim periods during 2008. In accordance with the guidance in Staff Accounting Bulletin No. 99, “Materiality,” management evaluated this error from a quantitative and qualitative perspective and concluded it was not material to any period. These corrections have also been reflected in amounts included in Note 7 — Derivative Financial Instruments, Note 20 — Supplemental Financial Information — Quarterly Financial Data (Unaudited), and Note 21 — Supplemental Information on Oil and Gas Producing Activities (Unaudited).

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of the misclassification on the previously reported quarterly and annual financial information ($ in thousands):

	Previously Reported	Reclassification	As Revised

Quarter Ended March 31, 2008 (unaudited):
Total revenues	$42,791	$2,424	$45,215
Operating income (loss)	4,795	2,424	7,219
Quarter Ended June 30, 2008 (unaudited):
Total revenues	$38,510	$17,782	$56,292
Operating income (loss)	(4,927)	17,782	12,855
Quarter Ended September 30, 2008 (unaudited):
Total revenues	$41,993	$15,050	$57,043
Operating income (loss)	1,302	15,050	16,352
Quarter Ended December 31, 2008 (unaudited):
Total revenues	$52,819	$(20,694)	$32,125
Operating income (loss)	(296,485)	(20,694)	(317,179)
Year Ended December 31, 2008:
Total revenues	$176,113	$14,562	$190,675
Operating income (loss)	(295,315)	14,562	(280,753)
Gain (loss) from derivative financial instruments	80,707	(14,562)	66,145
Total other income (expense)	55,663	(14,562)	41,101
Net income (loss)	(167,384)	—	(167,384)

Misappropriation, Reaudit and Restatement

These consolidated financial statements include restated and reaudited financial statements for QRCP as of December 31, 2007 and 2006 and for the periods ended December 31, 2007, 2006 and 2005 and are included in our Form 10-K/A for the year ended December 31, 2008. QRCP has recently filed (i) an amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 including restated unaudited condensed financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007; (ii) an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 including restated unaudited condensed financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007; and (iii) a Quarterly Report on Form 10-Q including restated unaudited condensed financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items included in our unevaluated property balance are assessed on a quarterly basis for possible impairment or reduction in value. Any impairments to unevaluated properties are transferred to the amortization base.

Capitalized General and Administrative Expenses — Under the full cost method of accounting, a portion of general and administrative expenses that are directly attributable to our acquisition, exploration, and development activities are capitalized to our full cost pool. The capitalized costs include salaries, related fringe benefits, cost of consulting services and other costs directly associated with those activities. We capitalized general and administrative costs related to our acquisition, exploration and development activities, during the years ended December 31, 2008, 2007, 2006 and 2005 of $3.0 million, $2.3 million, $1.4 million and $0.8 million, respectively.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets (“SFAS 153”). SFAS 153 requires the use of fair value measurement for exchanges of nonmonetary assets. Because SFAS 153 is applied retrospectively, the statement was effective for us in 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, SFAS 160 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. After adopting SFAS 160 in 2009, we will apply provisions of this standard to noncontrolling interests created or acquired in future periods. Upon adoption, we will reclassify our minority interests to stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 does not change the accounting

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 — Acquisitions and Divestitures

Acquisitions

PetroEdge — On July 11, 2008, QRCP completed the acquisition of privately held PetroEdge Resources (WV) LLC (“PetroEdge”) in an all cash purchase for approximately $142 million in cash including transaction costs, subject to certain adjustments for working capital and certain other activity between May 1, 2008 and the closing date. The assets acquired were approximately 78,000 net acres of oil and natural gas producing properties in the Appalachian Basin with estimated net proved reserves of 99.6 Bcfe as of May 1, 2008 and net production of approximately 3.3 million cubic feet equivalent per day (“Mmcfe/d”). The transaction was recorded within the Company’s oil and gas production segment and was funded using the proceeds from the sale of the PetroEdge producing wellbores to Quest Cherokee, discussed below, and the proceeds of its July 8, 2008 public offering of 8,800,000 shares of common stock. At closing, QRCP sold the producing well bores to Quest Cherokee for approximately $71.2 million. The proved undeveloped reserves, unproved and undrilled acreage related to the wellbores (generally all acreage other than established spacing related to the producing well bores) and a gathering system were retained by PetroEdge and its name was changed to Quest Eastern Resource LLC. Quest Eastern is designated as operator of the wellbores purchased by Quest Cherokee and conducts drilling and other operations for our affiliates and third parties on the PetroEdge acreage. Quest Cherokee funded its purchase of the PetroEdge wellbores with borrowings under its revolving credit facility and the proceeds of a $45 million, six-month term loan. See Note 4 — Long-Term Debt.

We accounted for this acquisition in accordance with SFAS No. 141, “Business Combination.” The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values of the respective assets

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities at the time of closing. The following table summarizes the allocation of the purchase price (in thousands):

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt Balance at December 31, 2008.   At December 31, 2008, $29 million was outstanding under the Original Term Loan. The Additional Term Loan was repaid on October 30, 2008.

Representations, Warranties and Covenants.   QRCP and its subsidiaries (excluding the Excluded MLP Entities) are required to make certain representations and warranties that are customary for a credit agreement of this type. The agreement also contains affirmative and negative covenants that are customary for credit agreements of this type.

The Fifth Amendment to Credit Agreement, among other things, amended and/or waived certain of the representations and covenants contained in the Credit Agreement, in order to, among other things, (i) defer until August 15, 2009 our obligation to deliver to RBC unaudited stand alone balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009; (ii) waive financial covenant (namely the interest coverage ratio and leverage ratio) events of default for the fiscal quarter ended June 30, 2009; (iii) waive any mandatory prepayment due to any collateral deficiency during the fiscal quarter ended September 30, 2009; and (iv) defer until September 30, 2009 the interest payment due on June 30, 2009, which amount was represented by a promissory note bearing interest at the Base Rate (as defined in the Credit Agreement) with a maturity date of September 30, 2009. QRCP paid the lenders a $25,000 amendment fee, which amount was represented by a promissory note bearing interest at the Base Rate (as defined in the Credit Agreement) with a maturity date of July 11, 2010.

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

Waivers.   QRCP was not in compliance with all of its financial covenants as of December 31, 2008 and QRCP does not anticipate that it will be in compliance at any time in the foreseeable future. On May 29, 2009, QRCP obtained a waiver of these defaults from its lenders for the quarters ended December 31, 2008 and March 31, 2009 and on June 30, 2009, QRCP obtained a waiver of these defaults from its lender for the fiscal quarter ended June 30, 2009.

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

•	On April 15, 2008, Quest Energy and Quest Cherokee entered into a First Amendment to Amended and Restated Credit Agreement that, among other things, amended the interest rate and maturity date pursuant to the “market flex” rights contained in the commitment papers related to the Quest Cherokee Credit Agreement.

•	On October 28, 2008, Quest Energy and Quest Cherokee entered into a Second Amendment to Amended and Restated Credit Agreement to amend and/or waive certain of the representations and covenants contained in the Quest Cherokee Credit Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among QRCP, Quest Energy and Quest Midstream.

•	On June 18, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. (“BP”) or any of its affiliates to be secured by the liens under the credit agreement on a passu basis with the obligations under the credit agreement.

•	On June 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

B.  Second Lien Loan Agreement.

On July 11, 2008, concurrent with the PetroEdge acquisition, Quest Energy and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the Quest Cherokee Credit Agreement, the “Quest Cherokee Agreements”) for a six-month, $45 million term loan. Thereafter the parties entered into the following amendments to the Second Lien Loan Agreement:

•	On October 28, 2008, Quest Energy and Quest Cherokee entered into a First Amendment to Second Lien Senior Term Loan Agreement (the “First Amendment to Second Lien Loan Agreement”) to, among other things, extend the maturity date to September 30, 2009 and to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result or (1) the Transfers and (2) not timely settling certain intercompany accounts among QRCP, Quest Energy and Quest Midstream.

•	On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that amended a covenant in order to defer until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consolidated EBITDA is defined in the Amended Quest Midstream Credit Agreement for Quest Midstream and its subsidiaries on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining consolidated net income, (v) merger and acquisition costs required to be expensed under FAS 141(R), (vi) fees and expenses of the internal investigation relating to the Misappropriation Transaction (as defined in the Quest Midstream Second Amendment and the related restructuring which are capped at $1,500,000 for purposes of the definition of Consolidated EBITDA and (vii) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses related to swap contracts or resulting from accounting convention changes, of Quest Midstream and its subsidiaries on a consolidated basis, all determined in accordance with GAAP.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2005, we paid approximately $84 million to repurchase the Subordinated Notes and accrued interest and $26.1 million to repurchase the Class A units of Quest Cherokee. In connection with this transaction, a loss on extinguishment of debt of approximately $12.4 million was recognized representing the remaining debt discount on the Subordinated Notes as of the date of the repurchase. The excess of the amount paid to repurchase the Class A units of Quest Cherokee over the minority interest (approximately $10.7 million) was allocated to oil and gas properties and pipeline assets under the provisions of SFAS 141. Additionally, the Company wrote-off $0.8 million in deferred loan costs related to the Original Note.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and losses associated with derivative financial instruments related to gas and oil production were as follows for the years ended December 31, 2008, 2007, 2006 and 2005 (in thousands):

	2008	2007	2006	2005

Realized gain (loss)	$(6,388)	$7,279	$(17,712)	$(26,964)
Unrealized gain (loss)	72,533	(5,318)	70,402	(46,602)

Total gain (loss) from derivative financial instruments	$66,145	$1,961	$52,690	$(73,566)

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

In October 2008, QRCP engaged a financial advisor with respect to a review of its strategic alternatives. Under the terms of the agreement, the financial advisor receives a monthly retention fee of $150,000 per month. The financial advisor is entitled to fees, which are not currently estimable, if certain transactions occur. During 2008, QRCP recorded $0.3 million of expense relating to this agreement.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment data for the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006	2005

Revenues:
Oil and gas production	$162,499	$105,285	$72,410	$70,628
Natural gas pipelines	63,722	39,032	25,833	11,732
Elimination of inter-segment revenue	(35,546)	(29,179)	(20,819)	(7,793)

Natural gas pipelines, net of inter-segment revenue	28,176	9,853	5,014	3,939

Total segment revenues	$190,675	$115,138	$77,424	$74,567

Operating profit (loss):
Oil and gas production	$(269,729)	$5,999	$1,861	$23,508
Natural gas pipelines	17,245	11,964	10,063	2,580

Total segment operating profit	(252,484)	17,963	11,924	26,088
General and administrative expenses	(28,269)	(21,023)	(8,655)	(6,218)
Loss on misappropriation of funds	—	(2,000)	(6,000)	(2,000)

Total operating income (loss)	$(280,753)	$(5,060)	$(2,731)	$17,870

Interest expense, net	(25,373)	(43,628)	(20,567)	(28,225)
Gain (loss) from derivative financial instruments	66,145	1,961	52,690	(73,566)
Loss on early extinguishment of debt	—	—	—	(12,355)
Other income (expense) and sale of assets	329	(331)	102	401

Income (loss) before income taxes and minority interests	$(239,652)	$(47,058)	$29,494	$(95,875)

Capital expenditures:
Oil and gas production	$239,467	$91,265	$98,591	$32,636
Natural gas pipelines	27,649	173,604	60,080	9,279

Total capital expenditures	$267,116	$264,869	$158,671	$41,915

Depreciation, depletion and amortization
Oil and gas production	$53,710	$33,812	$24,392	$20,795
Natural gas pipelines	16,735	5,970	2,619	1,449

Total depreciation, depletion and amortization	$70,445	$39,782	$27,011	$22,244

	As of December 31,
	2008	2007	2006

Identifiable assets:
Oil and gas production	$193,195	$320,880	$257,800
Natural gas pipelines	313,644	296,104	126,812

Total identifiable assets	$506,839	$616,984	$384,612

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

The Form 10-K/A for the year ended December 31, 2008, to which these consolidated financial statements form a part, includes restated and reaudited consolidated financial statements for QRCP as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. QRCP recently filed amended Quarterly Reports on Form 10-Q/A including restated quarterly consolidated financial statements for the quarters ended March 31, 2008 and June 30, 2008 and a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(B) Hedge accounting was inappropriately applied for the Company’s commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed. The fair value of the commodity derivative instruments previously reported were over/(under) stated by $(2.6) million, $0.5 million and $6.3 million as of December 31, 2007, 2006 and 2005, respectively. In addition, we incorrectly presented realized gains and losses related to commodity derivative instruments within oil and gas sales. As a result of these errors, current and long-term derivative financial instrument assets, current and long-term derivative financial instrument liabilities, accumulated other comprehensive income and accumulated deficit were misstated as of December 31, 2007, 2006 and 2005, and oil and gas sales and gain (loss) from derivative financial instruments were misstated for the years ended December 31, 2007, 2006 and 2005.

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

(D) Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses. As a result of these errors, oil and gas properties being amortized and accumulated deficit were misstated as of December 31, 2007, 2006 and 2005, and oil and gas production expenses and general and administrative expenses were misstated for the years ended December 31, 2007, 2006 and 2005.

(E) Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts. As a result of these errors, accounts receivable, other current assets, property and equipment, pipeline assets, properties being and not being amortized and accumulated deficit were misstated as of December 31, 2007, 2006 and 2005, and oil and gas production expenses, pipeline operating expenses and general and administrative expenses were misstated for the years ended December 31, 2007, 2006 and 2005.

(F) Capitalized interest was not recorded on pipeline construction. As a result of this error, pipeline assets and accumulated deficit were understated as of December 31, 2007, 2006 and 2005, interest expense was overstated for the years ended December 31, 2007, 2006 and 2005.

(G) Errors were identified in stock-based compensation expense, including the use of incorrect grant dates, valuation errors, and incorrect vesting periods. As a result of these errors, additional paid-in capital and accumulated deficit were misstated as of December 31, 2007, 2006 and 2005, and general and administrative expenses were misstated for the years ended December 31, 2007, 2006 and 2005.

(H) As a result of previously discussed errors and an additional error related to the method used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization. As a result of these errors, accumulated depreciation, depletion and amortization were misstated as of December 31, 2007, 2006 and 2005 and depreciation, depletion and amortization expense was misstated for the years ended December 31, 2007, 2006 and 2005.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Years Ended December 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income (loss)	$(30,414)	(13,740)	$(44,154)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	44,120	(4,338)	39,782
Stock-based compensation	5,549	532	6,081
Stock-based compensation — Minority interests	—	1,137	1,137
Stock issued for services and retirement plan	1,262	(1,262)	—
Amortization of deferred loan costs	4,620	6,600	11,220
Change in fair value of derivative financial instruments	6,502	(1,184)	5,318
Amortization of gas swap fees	187	(187)	—
Bad debt expense	—	22	22
Minority interest	(4,482)	1,578	(2,904)
Loss on disposal of property and equipment	—	1,363	1,363
Other	323	(323)	—
Change in assets and liabilities:
Restricted cash	(86)	86	—
Accounts receivable	(5,928)	—	(5,928)
Other receivables	(1,260)	15	(1,245)
Other current assets	(2,649)	(178)	(2,827)
Inventory	(989)	989	—
Other assets	—	15	15
Accounts payable	13,129	1,218	14,347
Revenue payable	2,268	468	2,736
Accrued expenses	6,560	(2,559)	4,001
Other long-term liabilities	—	220	220
Other	—	(388)	(388)

Net cash provided by (used in) operating activities	38,712	(9,916)	28,796

Cash flows from investing activities:
Restricted cash	—	(86)	(86)
Other assets	(8,598)	8,598	—
Acquisition of business — KPC	—	(133,725)	(133,725)
Equipment, development, leasehold and pipeline	(272,270)	133,613	(138,657)

Net cash used in investing activities	(280,868)	8,400	(272,468)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from financing activities:
Proceeds from bank borrowings	268,580	(224,000)	44,580
Repayments of note borrowings	(225,441)	—	(225,441)
Proceeds from revolver note	—	224,000	224,000
Repayment of revolver note	(35,000)	—	(35,000)
Proceeds from Quest Energy	163,800	—	163,800
Proceeds from Quest MidStream	75,230	—	75,230
Syndication costs	(14,288)	(330)	(14,618)
Distributions to unit holders	(5,894)	22	(5,872)
Proceeds from subordinated debt	—	—	—
Repayment of subordinated debt	—	—	—
Refinancing costs	(10,142)	(5)	(10,147)
Change in other long-term liabilities	171	(171)	—

Net cash provided by financing activities	217,016	(484)	216,532

Net increase (decrease) in cash	(25,140)	(2,000)	(27,140)
Cash and cash equivalents, beginning of period	41,820	(8,000)	33,820

Cash and cash equivalents, end of period	$16,680	$(10,000)	$6,680

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Year Ended December 31, 2006
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Revenues:
Oil and gas sales	$65,551	$6,859	$72,410
Gas pipeline revenue	5,014	—	5,014
Other revenue (expense)	(80)	80	—

Total revenues	70,485	6,939	77,424
Costs and expenses:
Oil and gas production	21,208	4,130	25,338
Pipeline operating	13,247	(96)	13,151
General and administrative expenses	8,840	(185)	8,655
Depreciation, depletion and amortization	28,025	(1,014)	27,011
Impairment of oil and gas properties	30,719	(30,719)	—
Loss from misappropriation of funds	—	6,000	6,000

Total costs and expenses	102,039	(21,884)	80,155

Operating income (loss)	(31,554)	28,823	(2,731)
Other income (expense):
Gain (loss) from derivative financial instruments	6,410	46,280	52,690
Gain (loss) on sale of assets	3	—	3
Loss on early extinguishment of debt	—	—	—
Other income	—	99	99
Interest expense	(23,483)	2,526	(20,957)
Interest income	390	—	390

Total other income (expense)	(16,680)	48,905	32,225

Income (loss) before income taxes and minority interests	(48,234)	77,728	29,494
Income tax benefit (expense)	—	—	—

Net income (loss) before minority interests	(48,234)	77,728	29,494
Minority interests	(244)	258	14

Net income (loss)	$(48,478)	$77,986	$29,508

Income (loss) per common share:
Basic	$(2.19)	$3.52	$1.33
Diluted	$(2.19)	$3.52	$1.33
Weighted average common and common equivalent shares outstanding:
Basic	22,100,753	18,744	22,119,497

Diluted	22,100,753	28,854	22,129,607

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

Note 19 — Subsequent Events

Impairment of oil and gas properties

Due to a further decline in natural gas prices, subsequent to December 31, 2008 we expect to incur an additional impairment charge on our oil and gas properties of approximately $95 million to $115 million as of March 31, 2009.

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

Credit Agreement Amendments

In May and June 2009, QRCP, Quest Cherokee and Quest Energy entered into amendments to our respective credit agreements. See Note 4 — Long-Term Debt — Credit Facilities for descriptions of the amendments.

Financial Advisor Contracts

On June 26, 2009, Quest Midstream GP entered into an amendment to the original agreement with its financial advisor, which provided that in consideration of a one-time payment of $1.75 million, which was paid in July 2009, no additional fees of any kind would be due under the terms of the original agreement other than a fee of $1.5 million if the KPC Pipeline was sold within two years of the date of the amendment.

In May 2009, QRCP terminated the engagement of the financial advisor that had been retained to review QRCP’s strategic alternatives. In June 2009, QRCP retained a different financial advisor to render a fairness opinion to QRCP in connection with the Recombination. The financial advisor received total compensation of $275,000 in connection with such engagement.

On July 1, 2009, Quest Energy GP entered into an amendment to the original agreement with its financial advisor, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, being paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor is still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.

Merger Agreement and Related Agreements

As discussed in Note 1 — Organization, Reclassification, Misappropriation, Reaudit and Restatement, Going Concern and Business, on July 2, 2009, we entered into the Merger Agreement with Quest Energy, Quest Midstream, and other parties thereto pursuant to which we would form a new, yet to be named, publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities.

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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Supplemental Financial Information — Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2008 and 2007 are as follows (in thousands, except per share data):

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
			(Restated)	(Restated)

Total revenues	$32,125	$57,043	$56,292	$45,215
Operating income (loss)(1)	(317,179)	16,352	12,855	7,219
Net income (loss)	(172,254)	87,851	(57,886)	(25,095)
Net income (loss) per common share:
Basic	$(5.43)	$2.83	$(2.53)	$(1.11)
Diluted	$(5.43)	$2.80	$(2.53)	$(1.11)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
	(Restated)	(Restated)	(Restated)	(Restated)

Total revenues	$33,620	$25,640	$29,362	$26,516
Operating income (loss)(1)	(262)	(4,189)	(1,154)	545
Net income (loss)	(21,206)	492	(1,380)	(22,060)
Net income (loss) per common share:
Basic	$(0.94)	$0.02	$(0.06)	$(0.99)
Diluted	$(0.94)	$0.02	$(0.06)	$(0.99)

(1)	Total revenue less total costs and expenses.

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

The following table outlines the effects of the restatement adjustments on our summarized unaudited quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended March 31, 2008
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$44,304	$911	$45,215
Operating income (loss)	11,215	(3,996)	7,219
Net income (loss)	(11,643)	(13,452)	(25,095)
Net income (loss) per common share:
Basic	$(0.50)	$(0.61)	$(1.11)
Diluted	$(0.50)	$(0.61)	$(1.11)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended June 30, 2008
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$47,123	$9,169	$56,292
Operating income (loss)	8,499	4,356	12,855
Net income (loss)	4,965	(62,851)	(57,886)
Net income (loss) per common share:
Basic	$0.22	$(2.75)	$(2.53)
Diluted	$0.22	$(2.75)	$(2.53)

	Quarter Ended March 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$27,078	$(562)	$26,516
Operating income (loss)	4,416	(3,871)	545
Net income (loss)	(3,311)	(18,749)	(22,060)
Net income (loss) per common share:
Basic	$(0.15)	$(0.84)	$(0.99)
Diluted	$(0.15)	$(0.84)	$(0.99)

	Quarter Ended June 30, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$29,640	$(278)	$29,362
Operating income (loss)	3,689	(4,843)	(1,154)
Net income (loss)	(4,487)	3,107	(1,380)
Net income (loss) per common share:
Basic	$(0.20)	$0.14	$(0.06)
Diluted	$(0.20)	$0.14	$(0.06)

	Quarter Ended September 30, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$30,277	$(4,637)	$25,640
Operating income (loss)	5,064	(9,253)	(4,189)
Net income (loss)	1,974	(1,482)	492
Net income (loss) per common share:
Basic	$0.09	$(0.07)	$0.02
Diluted	$0.09	$(0.07)	$0.02

QUEST RESOURCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended December 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$35,884	$(2,264)	$33,620
Operating income (loss)	1,259	(1,521)	(262)
Net income (loss)	(24,590)	3,384	(21,206)
Net income (loss) per common share:
Basic	$(1.11)	$0.17	$(0.94)
Diluted	$(1.11)	$0.17	$(0.94)

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

	For the years December 31,
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

	Year Ended December 31,
	2008	2007	2006	2005
	(In thousands)

Production revenues	$162,499	$105,285	$72,410	$70,628
Production costs	(44,111)	(36,295)	(25,338)	(18,532)
Depreciation and depletion and amortization	(53,710)	(33,812)	(24,392)	(20,795)
Impairment of oil and gas properties	(298,861)	—	—	—

	(234,183)	35,178	22,680	31,301
Imputed income tax provision(1)	—	(13,368)	(8,618)	(11,894)

Results of operations for oil and natural gas producing activity	$(234,183)	$21,810	$14,062	$19,407

(1)	The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to our deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

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

	Gas — Mcf	Oil — Bbls

Proved reserves:
Balance, December 31, 2004	149,843,900	47,834
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	390,468	—
Sale of reserves	—	—
Revisions of previous estimates(1)	(6,342,690)	(6,054)
Production	(9,572,378)	(9,480)

Balance, December 31, 2005	134,319,300	32,300
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	27,696,254	—
Sale of reserves	—	—
Revisions of previous estimates(2)	48,329,663	9,780
Production	(12,305,217)	(9,808)

Balance, December 31, 2006	198,040,000	32,272
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	26,368,000	—
Sale of reserves	—	—
Revisions of previous estimates(3)	3,490,473	11,354
Production	(16,975,067)	(7,070)

Balance, December 31, 2007	210,923,406	36,556
Purchase of reserves in place	94,727,687	1,560,946
Extensions, discoveries, and other additions	13,897,600	—
Sale of reserves	(4,386,200)	—
Revisions of previous estimates(2)	(123,204,433)	(833,070)
Production	(21,328,687)	(69,812)

Balance, December 31, 2008	170,629,373	694,620

Proved developed reserves:
Balance, December 31, 2005	71,638,300	32,300
Balance, December 31, 2006	122,390,360	32,272
Balance, December 31, 2007	140,966,295	36,556
Balance, December 31, 2008	136,544,572	682,031

(1)	The downward revision was due to a change in performance of wells on a portion of Quest Cherokee’s acreage.
(2)	Lower prices at December 31, 2008 as compared to December 31, 2007 and December 31, 2006 as compared to December 31, 2005 reduced the economic lives of the underlying oil and gas properties and thereby decreased the estimated future reserves.
(3)	During 2007, higher prices increased the economic lives of the underlying oil and natural gas properties and thereby increased the estimated future reserves.

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

(a)	The change in timing differences and other are related to revisions in the Company’s estimated time of production and development

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of July, 2009.

Quest Resource Corporation

/s/  David C. Lawler
David C. Lawler
Chief Executive Officer and President

/s/  Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

2	.1*	Amended and Restated Agreement and Plan of Merger, dated as of February 6, 2008, by and among the Company, Pinnacle Gas Resources, Inc., and Quest MergerSub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
2	.2*	Membership Interest Purchase Agreement, dated as of June 5, 2008, by and between PetroEdge Resources Partners, LLC and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 19, 2008).
2	.3*	Agreement for Purchase and Sale, dated July 11, 2008, by and among the Company, Quest Eastern Resource LLC and Quest Cherokee LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
3	.1*	The Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12/G (Amendment No. 2) filed on December 7, 2005).
3	.2*	Certificate of Designations for Series B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
3	.3*	Amendment to the Company’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006).
3	.4*	Third Amended and Restated Bylaws of the Company (as adopted on May 7, 2008) (incorporated herein by reference to Exhibit 3.1 to Quest Resource Corporation’s Quarterly Report on Form 10-Q filed on May 12, 2008).
4	.1*	Specimen of certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 10, 2008).
4	.2*	Rights Agreement dated as of May 31, 2006, between the Company and UMB Bank, n.a., which includes as Exhibit A, the Certificate of Designations, Preferences and Rights of Series B Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).
10	.1*	Non-Competition Agreement by and between the Company, Quest Cherokee, LLC, Cherokee Energy Partners LLC, Quest Oil & Gas Corporation, Quest Energy Service, Inc., STP Cherokee, Inc., Ponderosa Gas Pipeline Company, Inc., Producers Service Incorporated and J-W Gas Gathering, L.L.C., dated as of the 22nd day of December, 2003 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 6, 2004).
10	.2**†	Summary of Director Compensation Arrangements.
10	.3*†	Management Annual Incentive Plan (incorporated herein by reference to Appendix C to the Company’s Proxy Statement filed on May 20, 2008).
10	.4*†	The Company’s Amended and Restated 2005 Omnibus Stock Award Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2008).
10	.5*†	Amendments to 2005 Omnibus Stock Award Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed on May 20, 2008).
10	.6*†	The Company Bonus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007).
10	.7**†	Form of the Company’s 2005 Omnibus Stock Award Plan Nonqualified Stock Option Agreement.
10	.8*†	Form of the Company’s 2005 Omnibus Stock Award Plan Bonus Shares Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 12, 2005).
10	.9*†	The Company’s 2008 Supplemental Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2008).
10	.10**	Form of Indemnification Agreement for Directors.
10	.11**	Form of Indemnification Agreement for Officers.

Exhibit
No.		Description

10	.12*	Purchase Agreement, dated as of October 16, 2007, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Capital Resources Corporation, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.13*	Amended and Restated Investors’ Rights Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.14*	Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., dated as of November 1, 2007, by and among Quest Midstream GP, LLC, the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.15*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., adopted effective as of January 1, 2007, by Quest Midstream GP, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2008).
10	.16*	Omnibus Agreement dated as of December 22, 2006, by and among the Company, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.17*	Registration Rights Agreement dated as of December 22, 2006, by and among Quest Midstream Partners, L.P., Alerian Opportunity Partners IV, LP, Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Huizenga Opportunity Partners, LP and HCM Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.18*	First Amendment to Registration Rights Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., the Company, Alerian Opportunity Partners IV, L.P., Swank MLP Convergence Fund, LP, Swank Investment Partners, LP, The Cushing MLP Opportunity Fund I, LP, The Cushing GP Strategies Fund, LP, Tortoise Capital Resources Corporation, Alerian Opportunity Partners IX, L.P., Bel Air MLP Energy Infrastructure Fund, LP, Tortoise Gas and Oil Corporation, Dalea Partners, LP, Hartz Capital MLP, LLC, ZLP Fund, L.P., KED MME Investment Partners, LP, Eagle Income Appreciation Partners, L.P., Eagle Income Appreciation II, L.P., Citigroup Financial Products, Inc., and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.19*	Midstream Services and Gas Dedication Agreement between Bluestem Pipeline, LLC and the Company entered into on December 22, 2006, but effective as of December 1, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 29, 2006).
10	.20*	Amendment No. 1 to the Midstream Services and Gas Dedication Agreement, dated as of August 9, 2007, by and between the Company and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007).

Exhibit
No.		Description

10	.21*	Assignment and Assumption Agreement, dated as of November 15, 2007, by and among the Company, Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.22**	Amendment No. 2 to the Midstream Services and Gas Dedication Agreement, dated as of February 27, 2009, by and between Quest Energy Partners, L.P. and Bluestem Pipeline, LLC.
10	.23**	Second Amended and Restated Limited Liability Company Agreement of Quest Midstream GP, LLC.
10	.24*†	Employment Agreement dated April 10, 2007 between the Company and David Lawler (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2007).
10	.25*†	First Amendment to Employment Agreement, dated October 20, 2008, between the Company and David Lawler (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 24, 2008).
10	.26*†	Nonqualified Stock Option Agreement, dated October 20, 2008, between the Company and David Lawler (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 24, 2008).
10	.27*†	Employment Agreement dated March 7, 2007 between the Company and David Bolton (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10	.28*†	Employment Agreement dated December 3, 2007 between the Company and Jack T. Collins (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 10, 2008).
10	.29*†	First Amendment to Employment Agreement, dated October 23, 2008, between the Company and Jack Collins (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 24, 2008).
10	.30*†	Nonqualified Stock Option Agreement, dated October 23, 2008, between the Company and Jack Collins (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 24, 2008).
10	.31*†	Employment Agreement dated March 21, 2007 between the Company and Richard Marlin (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 10, 2008).
10	.32**†	First Amendment to Employment Agreement, dated December 29, 2008, between the Company and Richard Marlin.
10	.33*†	Employment Agreement dated July 14, 2008 between the Company and Tom Lopus (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2009).
10	.34*†	Nonqualified Stock Option Agreement, dated January 12, 2009, between the Company and Eddie LeBlanc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2009).
10	.35*	Office Lease dated May 31, 2007 between the Company and Oklahoma Tower Realty Investors, L.L.C. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on June 30, 2007).
10	.36*	Assignment and Assumptions of Leases, dated as of February 28, 2008, by and between Chesapeake Energy Corporation and the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008).
10	.37*	Amended and Restated Credit Agreement, dated as of November 1, 2007, by and among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada, RBC Capital Markets and the Lenders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 2, 2007).
10	.38*	First Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2007 among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Royal Bank of Canada and certain guarantors. (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4 filed on February 7, 2008).

Exhibit
No.		Description

10	.39*	Second Amendment to Amended and Restated Credit Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Midstream Partners, L.P., Bluestem Pipeline, LLC, Quest Kansas General Partner, L.L.C., Quest Kansas Pipeline, L.L.C., Quest Pipeline (KPC), Royal Bank of Canada and the Lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 7, 2008).
10	.40*	Guaranty by Quest Kansas General Partner, L.L.C., Quest Kansas Pipeline, L.L.C., and Quest Pipeline (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.41**	Guaranty by Quest Transmission Company, LLC in favor of Royal Bank of Canada, dated as of February, 21, 2008.
10	.42**	Pledge and Security Agreement by Quest Transmission Company, LLC in favor of Royal Bank of Canada, dated as of February 21, 2008.
10	.43*	Pledge and Security Agreement by Quest Kansas General Partner, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.44*	Pledge and Security Agreement by Quest Kansas Pipeline, L.L.C. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q filed on November 9, 2007).
10	.45*	Pledge and Security Agreement by Quest Pipelines (KPC) in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.46*	Amended and Restated Pledge and Security Agreement by Bluestem Pipeline, LLC in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.47*	Amended and Restated Pledge and Security Agreement by Quest Midstream Partners, L.P. in favor of Royal Bank of Canada, dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).
10	.48**	First Amendment to Amended and Restated Pledge and Security Agreement by Quest Midstream Partners, L.P. in favor of Royal Bank of Canada, dated as of February 21, 2008.
10	.49*	Settlement and Release Agreement dated November 8, 2007 between Quest Midstream GP, LLC, the Company and Richard Andrew Hoover (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2007).
10	.50*	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., dated November 15, 2007, by and between the Company and Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K (File No. 001-33787) filed on November 21, 2007).
10	.51*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., effective as of January 1, 2007, by Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on April 11, 2008).
10	.52*	Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC, the Company, Quest Cherokee, LLC, Quest Oil & Gas, LLC, and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.53*	Omnibus Agreement, dated as November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.54*	Management Services Agreement, dated as of November 15, 2007, by and among Quest Energy GP, LLC, Quest Energy Partners, L.P. and Quest Energy Service, LLC (incorporated herein by reference to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).

Exhibit
No.		Description

10	.55*	Amended and Restated Credit Agreement, dated as of November 15, 2007, by and among the Company, as the Initial Co-Borrower, Quest Cherokee, LLC, as the Borrower, Quest Energy Partners, L.P., as a Guarantor, Royal Bank of Canada, as Administration Agent and Collateral Agent, KeyBank National Association, as Documentation Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.56*	First Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association, and the lenders Party Thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2008).
10	.57*	Second Amendment to Amended and Restated Credit Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 7, 2008).
10	.58*	Amended and Restated Credit Agreement, dated as of July 11, 2008, by and among the Company, as the Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.59*	First Amendment to Amended and Restated Credit Agreement, dated as of October 24, 2008, by and among the Company, Royal Bank of Canada and the Guarantors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2008).
10	.60*	Second Amendment to Amended and Restated Credit Agreement, dated as of November 4, 2008, by and among the Company, Royal Bank of Canada and the Guarantors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2008).
10	.61**	Third Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2009, by and among the Company, Royal Bank of Canada and the Guarantors party thereto.
10	.62**	Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2009, by and among the Company, Royal Bank of Canada and the Guarantors party thereto.
10	.63*	Loan Transfer Agreement, dated as of November 15, 2007, by and among the Company, Quest Cherokee, LLC, Quest Oil & Gas, LLC, Quest Energy Service, Inc., Quest Cherokee Oilfield Service, LLC, Guggenheim Corporate Funding, LLC, Wells Fargo Foothill, Inc., and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.64*	Guaranty for Credit Agreement by Quest Oil & Gas, LLC and Quest Energy Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.65*	Pledge and Security Agreement for Credit Agreement by Quest Energy Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.66*	Pledge and Security Agreement for Credit Agreement by Quest Oil & Gas, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.67**	First Amendment to Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Oil & Gas, LLC for the benefit of Royal Bank of Canada, dated May 29, 2009.
10	.68*	Pledge and Security Agreement for Credit Agreement by the Company for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.69*	First Amendment to Pledge and Security Agreement for Amended and Restated Credit Agreement by the Company for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 16, 2008).

Exhibit
No.		Description

10	.70*	Guaranty for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.71*	Guaranty for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.72*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.73*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.74*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 21, 2007).
10	.75*	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Eastern Resource LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.76*	Pledge and Security Agreement for Amended and Restated Credit Agreement, dated as of July 11, 2008, by Quest Mergersub, Inc., for the benefit of Royal Bank of Canada (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.77*	Guaranty for Amended and Restated Credit Agreement by Quest Eastern Resource LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.78*	Guaranty for Amended and Restated Credit Agreement by Quest MergerSub, Inc. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.79*	Second Lien Senior Term Loan Agreement, dated as of July 11, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Royal Bank of Canada, KeyBank National Association, Société Générale, the lenders party thereto and RBC Capital Markets (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.80*	First Amendment to Second Lien Senior Term Loan Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, Keybank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2008).
10	.81*	Guaranty for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.82*	Guaranty for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.83*	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.84*	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 16, 2008).

Exhibit
No.		Description

10	.85*	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.86*	Intercreditor Agreement, dated as of July 11, 2008, by and between Royal Bank of Canada and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 16, 2008).
10	.87*	First Amendment to Office Lease, dated as of February 7, 2008, by and between Cullen Allen Holdings L.P. and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008).
10	.88**	Settlement Agreement by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P. and Jerry D. Cash, effective March 30, 2009.
10	.89**	Full and Final Settlement Agreement and Mutual Release, by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P., Rockport Energy, LLC, Rockport Georgetown Partners, LLC, Rockport Georgetown Holdings, LP, Jerry D. Cash, Bryan T. Simmons and Steven Hochstein, dated May 19, 2009.
21	.1**	List of Subsidiaries.
23.1		Consent of Cawley, Gillespie & Associates, Inc.
23.2		Consent of UHY, LLP.
24	.1**	Power of Attorney.
31.1		Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

†	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

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