Form 10-Q
period 2009-03-31
QUEST RESOURCE CORP
filed 2009-08-17
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 12, 2009, the issuer had 32,025,976 shares of common stock outstanding.

QUEST RESOURCE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,979	$13,785
Restricted cash	535	559
Accounts receivable — trade, net	15,760	16,715
Other receivables	7,568	9,434
Other current assets	2,611	2,858
Inventory	11,401	11,420
Current derivative financial instrument assets	57,272	42,995

Total current assets	122,126	97,766
Oil and gas properties under full cost method of accounting, net	50,420	172,537
Pipeline assets, net	308,185	310,439
Other property and equipment, net	22,418	23,863
Other assets, net	12,677	14,735
Long-term derivative financial instrument assets	48,954	30,836

Total assets	$564,780	$650,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,356	$35,804
Revenue payable	7,914	8,309
Accrued expenses	7,999	7,138
Current portion of long-term debt	45,073	45,013
Current derivative financial instrument liabilities	7	12

Total current liabilities	84,349	96,276
Long-term derivative financial instrument liabilities	14,000	4,230
Asset retirement obligations	6,078	5,922
Long-term debt	338,252	343,094
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares — 50,000,000; none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000; issued — 32,193,531 and 32,224,643 at March 31, 2009 and December 31, 2008, respectively; outstanding — 31,812,527 and 31,720,312 at March 31, 2009 and December 31, 2008, respectively	33	33
Additional paid-in capital	298,876	298,583
Treasury stock, at cost	(7)	(7)
Accumulated deficit	(353,877)	(302,491)

Total stockholders’ deficit before non-controlling interests	(54,975)	(3,882)
Non-controlling interests	177,076	204,536

Total stockholders’ equity	122,101	200,654

Total liabilities and equity	$564,780	$650,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Oil and gas sales	$22,275	$38,314
Gas pipeline revenue	7,803	6,901

Total revenues	30,078	45,215
Costs and expenses:
Oil and gas production	7,686	10,406
Pipeline operating	7,160	6,958
General and administrative	7,882	5,743
Depreciation, depletion and amortization	16,120	14,889
Impairment of oil and gas properties	102,902	—

Total costs and expenses	141,750	37,996

Operating income (loss)	(111,672)	7,219
Other income (expense):
Gain (loss) from derivative financial instruments	39,464	(44,239)
Gain on sale of assets	—	30
Other income (expense)	56	50
Interest expense	(6,888)	(4,883)

Total other income (expense)	32,632	(49,042)

Loss before income taxes	(79,040)	(41,823)
Income tax expense	—	—

Net loss	(79,040)	(41,823)
Net loss attributable to non-controlling interests	27,654	16,728

Net loss attributable to common stockholders	$(51,386)	$(25,095)

Basic and diluted net loss attributable to common stockholders per common share	$(1.62)	$(1.11)

Basic and diluted weighted average shares outstanding	31,740,569	22,639,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(79,040)	$(41,823)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	16,120	14,889
Impairment of oil and gas properties	102,902	—
Stock-based compensation	293	1,875
Stock-based compensation — non-controlling interests	194	125
Amortization of deferred loan costs	576	526
Change in fair value of derivative financial instruments	(22,630)	43,028
Bad debt expense	—	26
Change in assets and liabilities:
Accounts receivable	955	(1,363)
Other receivables	2,700	(1,719)
Other current assets	248	(656)
Other assets	579	(251)
Accounts payable	(10,094)	2,041
Revenue payable	(395)	(1,371)
Accrued expenses	861	4,153
Other long-term liabilities	(1)	345
Other	(6)	(1,327)

Net cash flows from operating activities	13,262	18,498

Cash flows from investing activities:
Change in restricted cash	24	—
Equipment, development, leasehold and pipeline additions	(4,003)	(45,034)
Proceeds from sale of oil and gas properties	8,730	—

Net cash flows from investing activities	4,751	(45,034)

Cash flows from financing activities:
Proceeds from bank borrowings	150	—
Repayments of bank borrowings	(4,932)	(99)
Proceeds from revolver	—	39,875
Distributions to unitholders	—	(9,286)
Refinancing costs	(37)	—

Net cash flows from financing activities	(4,819)	30,490

Net increase in cash	13,194	3,954
Cash and cash equivalents, beginning of period	13,785	6,680

Cash and cash equivalents, end of period	$26,979	$10,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Amounts subsequent to December 31, 2008 are unaudited)
(in thousands)

					Total
					Stockholders’
		Additional			Deficit Before		Total
	Common	Paid-in	Treasury	Accumulated	Non-controlling	Non-controlling	Stockholders’
	Stock	Capital	Stock	Deficit	Interests	Interests	Equity
Balance, December 31, 2008	$33	$298,583	$(7)	$(302,491)	$(3,882)	$204,536	$200,654
Stock based compensation		293	—	—	293	194	487
Net loss	—	—	—	(51,386)	(51,386)	(27,654)	(79,040)

Balance, March 31, 2009	$33	$298,876	$(7)	$(353,877)	$(54,975)	$177,076	$122,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
          These condensed consolidated financial statements have been prepared by Quest Resource Corporation (“QRCP” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Form 10-K/A”).
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
          Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income.
     Unless the context clearly requires otherwise, references to “us”, “we”, “our”, “QRCP” or the “Company” are intended to mean Quest Resource Corporation and its consolidated subsidiaries.
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, SFAS No. 160 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. The Company adopted SFAS No. 160 effective January 1, 2009. Under SFAS No. 160, the Company is required to classify amounts previously presented as a minority interest liability as a component of equity in the condensed consolidated balance sheet and is required to present net income attributable to the Company and the minority partners’ ownership interest separately in the condensed consolidated statement of operations. All prior period amounts have been reclassified to comply with SFAS No. 160.
Going Concern
     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business, though such an assumption may not be true. The Company has incurred significant losses from 2003 through 2008 and into 2009, mainly attributable to operations, legal restructurings, financings, the current legal and operational structure and, to a lesser degree, the cash expenditures resulting from the investigation related to certain unauthorized transfers, repayments and re-transfers of funds to entities controlled by our former chief executive officer (“the Transfers”). We have determined that there is substantial doubt about our ability to continue as a going concern.
     QRCP is almost exclusively dependent upon distributions from its partnership interests in Quest Energy Partners, L.P. (“QELP” or “Quest Energy”) and Quest Midstream Partners, L.P. (“QMLP” or “Quest Midstream”) for cash flow. Quest Midstream has not paid any distributions on any of its units since the second quarter of 2008, and Quest Energy suspended its distributions on its subordinated units since the third quarter of 2008 and all units starting with the fourth quarter of 2008. QRCP does not expect to receive any distributions from Quest Energy or Quest Midstream for the remainder of 2009 and is unable to estimate at this time when such distributions may be resumed.
     Although QRCP is not currently receiving distributions from Quest Energy or Quest Midstream, it continues to require cash to fund general and administrative expenses, debt service requirements, capital expenditures to develop and maintain its undeveloped acreage, drilling commitments and payments to landowners necessary to maintain its oil and gas leases.
     Recombination — Given the liquidity challenges facing the Company, Quest Midstream and Quest Energy, each entity has undertaken a strategic review of its assets and has evaluated and continues to evaluate transactions to dispose of assets in order to raise additional funds for operations and/or to repay indebtedness. On July 2, 2009, QRCP, Quest Midstream and Quest Energy entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which would form a new, yet to be named, publicly-traded holding corporation (“New Quest”) that, through a series of mergers and entity conversion, would wholly-own all three entities (“the Recombination”).
     Cash and Capital Resources — While we anticipate completion of the Recombination before the end of 2009, it remains subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by our stockholders and the unitholders of QELP and QMLP, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.
     Upon completion of the Recombination, the equity of New Quest would be owned approximately 44% by current QMLP common unit holders, approximately 33% by current QELP common unit holders (other than QRCP), and approximately 23% by current QRCP stockholders.
     As of March 31, 2009, QRCP, excluding QELP and QMLP, had cash and cash equivalents of $1.3 million and no ability to borrow under the terms of its existing credit agreement. QRCP currently estimates that it will not have enough cash to pay its expenses, including capital expenditures and debt service requirements, after September 15, 2009. This date could be extended if QRCP is able to restructure its debt obligations, issue equity securities and/or sell additional assets. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. We adopted SFAS No. 161 effective January 1, 2009. See Note 4 — Derivative Financial Instruments for the impact to our disclosures.
     The Company adopted FASB Staff Position (FSP) Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”), effective January 1, 2009. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and therefore included in the allocation of earnings for purposes of calculating earnings per share (EPS) under the two-class method as required by SFAS No. 128, Earnings per Share. EITF No. 03-6-1 provides that unvested share-based awards that contain non-forfeitable rights to dividends are participating securities and should be included in the computation of EPS. Unlike the Company’s stock options, the Company’s restricted stock awards contain non-forfeitable rights to dividends and thus require these awards to be included in the EPS computation. All prior periods have been conformed to the current year presentation. During periods of losses, EPS will not be impacted, as the Company’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the EPS share computation. See Note 7 — Stockholders’ Equity and Earnings per Share.
     In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting, which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have had an effect on our 2009 depletion rates for our natural gas and crude oil properties and the amount of the impairment recognized as of December 31, 2008 had the new rules been effective for the period. The new rules are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule. We plan to implement the new requirements in our Annual Report on Form 10-K for the year ended December 31, 2009. We are currently evaluating the impact of the new rules on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. Adoption of SFAS No. 165 will not have an impact on our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard is effective for interim and annual periods ending after September 15, 2009. This standard will not have a material impact on our consolidated financial statements upon adoption.
Note 2 — Acquisition and Divestiture
Acquisition
     PetroEdge — On July 11, 2008, QRCP completed the acquisition of privately held PetroEdge Resources (WV) LLC (“PetroEdge”) in an all cash purchase for approximately $142 million in cash including transaction costs,

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
subject to certain adjustments for working capital and certain other activity between May 1, 2008 and the closing date. At the time of the acquisition, PetroEdge owned approximately 78,000 net acres of oil and natural gas producing properties in the Appalachian Basin with estimated net proved reserves of 99.6 Bcfe as of May 1, 2008 and net production of approximately 3.3 million cubic feet equivalent per day (“Mmcfe/d”). The transaction was recorded within QRCP’s oil and gas production segment and was funded using the proceeds from QRCP’s July 8, 2008 public offering of 8,800,000 shares of common stock, borrowings under QELP’s revolving credit facility and the proceeds of a $45 million, six-month term loan entered into by QELP.
Pro Forma Summary Data Related to Acquisition (Unaudited)
The following unaudited pro forma information summarizes the results of operations for the three months ended March 31, 2008, as if the PetroEdge acquisition had occurred at the beginning of the period (in thousands, except per share data):

Pro forma revenue	$48,565
Pro forma net income (loss)	$(27,200)
Pro forma net income (loss) per share — basic and diluted	$(0.85)
Divestiture
     On February 13, 2009, we divested of approximately 23,000 net undeveloped acres and one well in Lycoming County, Pennsylvania to a private party for approximately $8.7 million. The proceeds were credited to the full cost pool.
Note 3 — Long-Term Debt
     The following is a summary of QRCP’s long-term debt as of the periods indicated (in thousands):

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31,	December 31,
	2009	2008
Borrowings under bank senior credit facilities
Quest Resource	$28,250	$29,000
Quest Energy:
Quest Cherokee credit agreement	189,000	189,000
Term loan	37,400	41,200
Quest Midstream	128,000	128,000
Notes payable to banks and finance companies	675	907

Total debt	383,325	388,107
Less current maturities included in current liabilities	45,073	45,013

Total long-term debt	$338,252	$343,094

Credit Agreements
     QRCP.
     QRCP and Royal Bank of Canada (“RBC”) are parties to an Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), dated as of July 11, 2008, for a $35 million term loan, due and maturing on July 11, 2010. At March 31, 2009 and December 31, 2008, $28.3 million and $29.0 million was outstanding under the term loan, respectively. The weighted average interest rate for the quarter ended March 31, 2009 was 12.25%.
     On January 30, 2009, QRCP entered into a Third Amendment to Amended and Restated Credit Agreement that restricted the use of proceeds from certain asset sales.
     Under the Credit Agreement, QRCP is required to maintain as of the end of each quarter, an interest coverage ratio of not less than 2.5 to 1.0 and a leverage ratio of no more than 2.0 to 1.0. QRCP was not in compliance with these financial covenants as of March 31, 2009. In addition, under the terms of the Credit Agreement, the outstanding principal amount of borrowings may not exceed the sum of (i) the value of QRCP’s oil and gas properties in the Appalachian Basin (as determined by the administrative agent under the Credit Agreement in its reasonable discretion) and (ii) 50% of the market value of QRCP’s interests in Quest Energy and Quest Midstream (such excess is referred to as a “Collateral Deficiency”). QRCP is required to make a mandatory prepayment equal to any such Collateral Deficiency.
     On May 29, 2009, QRCP entered into a Fourth Amendment to Amended and Restated Credit Agreement pursuant to the terms of which (i) the lender waived the financial covenant defaults for the quarters ended December 31, 2008 and March 31, 2009; (ii) the lender waived the mandatory prepayment for the Collateral Deficiency for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009; and (iii) the reporting deadline for certain financial statements was extended.
     On June 30, 2009, QRCP entered into a Fifth Amendment to Amended and Restated Credit Agreement in order to, among other things, (i) waive the financial covenant defaults for the quarter ended June 30, 2009, (ii) waive the mandatory prepayment due to the Collateral Deficiency for the quarter ended June 30, 2009, and (iii) defer the reporting deadline for certain financial statements.
     Quest Energy.
     A. Quest Cherokee Credit Agreement.
     Quest Cherokee LLC (“Quest Cherokee”) is a party to an Amended and Restated Credit Agreement, as amended (the “Quest Cherokee Credit Agreement”), with RBC, KeyBank National Association (“KeyBank”) and the lenders party thereto for a $250 million revolving credit facility, which is guaranteed by Quest Energy. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The borrowing base was $190.0 million as of March 31, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of March 31, 2009 and December 31, 2008 was $189.0 million. At March 31, 2009, Quest Cherokee had no amount available for borrowing, with $1.0 million supporting letters of credit issued under the Quest Cherokee Credit Agreement. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended March 31, 2009 was 4.54%.
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
     On June 18, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. or any of its affiliates to be secured by the liens under the Quest Cherokee Credit Agreement on a pari passu basis with the obligations under the Quest Cherokee Credit Agreement. On June 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred Quest Energy’s obligation to deliver certain financial statements.
     Quest Cherokee was in compliance with all of its covenants as of March 31, 2009.
     B. Second Lien Loan Agreement.
     Quest Energy and Quest Cherokee are parties to a Second Lien Senior Term Loan Agreement, as amended (the “Second Lien Loan Agreement”), dated as of July 11, 2008, with RBC, KeyBank, Société Générale and the parties thereto for a $45 million term loan due and maturing on September 30, 2009.
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     As of March 31, 2009 and December 31, 2008, $37.4 million and $41.2 million was outstanding under the Second Lien Loan Agreement, respectively. The weighted average interest rate under the Second Lien Loan Agreement for the quarter ended March 31, 2009 was 11.32%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of March 31, 2009.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Quest Midstream.
     Quest Midstream and its wholly-owned subsidiary, Bluestem Pipeline, LLC, have a separate $135 million syndicated revolving credit facility under an Amended and Restated Credit Agreement, as amended (“Quest Midstream Credit Agreement”), with RBC and the lenders party thereto.
     As of March 31, 2009 and December 31, 2008, the amount borrowed under the Quest Midstream Credit Agreement was $128.0 million. The weighted average interest rate for the quarter ended March 31, 2009 was 5.45%.
     Quest Midstream was in compliance with all of its covenants as of March 31, 2009.
Note 4 — Derivative Financial Instruments
          Our objective in entering into derivative financial instruments is to manage exposure to commodity price and interest rate fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our acquisition activities and borrowings related to these activities. These transactions limit exposure to declines in prices or increases in interest rates, but also limit the benefits we would realize if prices increase or interest rates decrease. When prices for oil and natural gas or interest rates are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instrument contracts. Cash charges or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. Specifically, we utilize futures, swaps and options. Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Options are used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales (“NPNS”) as permitted by SFAS No. 133 exist. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the respective instruments’ fair value currently in earnings. In accordance with SFAS No. 161, the table below outlines the classification of our derivative financial instruments on our condensed consolidated balance sheets and their financial impact in our condensed consolidated statement of operations as of and for the periods indicated (in thousands):

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value of Derivative Financial Instruments

		March 31,	December 31,
Derivative Financial Instruments	Balance Sheet location	2009	2008
Commodity contracts	Derivative financial instruments — Current assets	$57,272	$42,995
Commodity contracts	Derivative financial instruments — Long-term assets	48,954	30,836
Commodity contracts	Derivative financial instruments — Current liabilities	(7)	(12)
Commodity contracts	Derivative financial instruments — Long-term liabilities	(14,000)	(4,230)

Net derivative assets		$92,219	$69,589

The Effect of Derivative Financial Instruments

		Three months ended
		March 31,
Derivative Financial Instruments	Statement of Operations location	2009	2008
Commodity contracts	Gain (loss) from derivative financial instruments	$39,464	$(44,239)

     Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from or cash disbursement to our derivative contract counterparties and are, therefore, realized gains or losses. Changes in the fair value of our derivative financial instrument contracts are included in income currently with a corresponding increase or decrease in the balance sheet fair value amounts. Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2009	2008
Realized gains (losses)	$16,834	$(1,211)
Unrealized gains (losses)	22,630	(43,028)

Gain (loss) from derivative financial instruments	$39,464	$(44,239)

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of March 31, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	11,022,000	12,499,060	2,000,004	2,000,004	27,521,068
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.66
Fair value, net	$44,207	$26,266	$3,374	$2,785	$76,632
Natural Gas Collars:
Contract volumes (Mmbtu)	562,500	630,000	3,549,996	3,000,000	7,742,496
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.03	$7.71
Ceiling	$15.00	$13.11	$9.88	$7.39	$10.41
Fair value, net	$3,672	$2,445	$5,142	$2,721	$13,980
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	11,584,500	13,129,060	5,550,000	5,000,004	35,263,564
Weighted-average fixed price per Mmbtu	$7.94	$7.55	$7.61	$7.44	$7.31
Fair value, net	$47,879	$28,711	$8,516	$5,506	$90,612
Crude Oil Swaps:
Contract volumes (Bbl)	27,000	30,000	—	—	57,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$88.72
Fair value, net	$924	$683	$—	$—	$1,607
Total fair value, net	$48,803	$29,394	$8,516	$5,506	$92,219

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to gas derivative contracts as of December 31, 2008:

	Year Ending December 31,
	2009	2010	2011	Thereafter	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	14,629,200	12,499,060	2,000,004	2,000,004	31,128,268
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.67
Fair value, net	$38,107	$14,071	$2,441	$2,335	$56,954
Natural Gas Collars:
Contract volumes (Mmbtu)	750,000	630,000	3,549,996	3,000,000	7,929,996
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.03	$7.79
Ceiling	$15.00	$13.11	$9.88	$7.39	$9.52
Fair value, net	$3,630	$1,875	$3,144	$2,074	$10,723
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	15,379,200	13,129,060	5,550,000	5,000,004	39,058,264
Weighted-average fixed price per Mmbtu	$7.94	$7.55	$7.61	$7.44	$7.70
Fair value, net	$41,737	$15,946	$5,585	$4,409	$67,677
Crude Oil Swaps:
Contract volumes (Bbl)	36,000	30,000	—	—	66,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$88.90
Fair value, net	$1,246	$666	$—	$—	$1,912
Total fair value, net	$42,983	$16,612	$5,585	$4,409	$69,589
     In June 2009, we amended or exited certain of our above market natural gas price derivative contracts for periods beginning in the second quarter of 2010 through the fourth quarter of 2012. In return, we received approximately $26 million. Concurrent with this, the strike prices on the derivative contracts that we did not exit were set to market prices at the time and we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013.
Note 5 — Fair Value Measurements
     Our financial instruments include commodity derivatives, debt, cash, receivables and payables. The carrying value of our debt approximates fair value due to the variable nature of the interest rates. The carrying amount of cash, receivables and accounts payable approximates fair value because of the short-term nature of those instruments.
     Effective January 1, 2009, we adopted FSP 157-2, which applies to our non-financial assets and liabilities for which we disclose or recognize at fair value on a non-recurring basis, such as asset retirement obligations and other assets and liabilities. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.
     SFAS No. 157 also establishes a hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Quoted prices available in active markets for identical assets or liabilities as of the reporting date.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
March 31, 2009	1	2	3	Collateral*	Value
Derivative financial instruments — assets	$—	$9,322	$96,904	$—	$106,226
Derivative financial instruments — liabilities	$—	$(145)	$(13,862)	$—	$(14,007)

Total	$—	$9,177	$83,042	$—	$92,219

December 31, 2008
Derivative financial instruments — assets	$—	$8,866	$64,883	$(4,160)	$69,589
Derivative financial instruments — liabilities	$—	$(224)	$(3,936)	$4,160	$—

Total	$—	$8,642	$60,947	$—	$69,589

*	Amounts represent the effect of legally enforceable master netting agreements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.
     Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as NPNS. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our condensed consolidated balance sheets.
     In order to determine the fair value of amounts presented above, we utilize various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and parental guarantees), but also the impact of our non-performance risk on our liabilities. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our assets from counterparties.
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Three Months
Ended
March 31,
2009
Balance at beginning of period	$60,947
Realized and unrealized gains included in earnings	39,516
Purchases, sales, issuances, and settlements	(17,421)
Transfers into and out of Level 3	—

Balance as of March 31, 2009	$83,042

Note 6 — Asset Retirement Obligations
     The following table reflects the changes to our asset retirement liability for the periods indicated (in thousands):

Three Months Ended
March 31, 2009
Asset retirement obligations at beginning of period	$5,922
Liabilities incurred	—
Liabilities settled	—
Accretion	156
Revisions in estimated cash flows	—

Asset retirement obligations at end of period	$6,078

Note 7 — Stockholders’ Equity and Earnings per Share
     Share-Based Payments — The granting of stock awards and options to our employees under our 2005 Omnibus Stock Award Plan (the “Award Plan”), as amended, represent share-based payment transactions that are treated as compensation expense with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2009, 300,000 shares were granted under the Award Plan, all of which were stock options. As of March 31, 2009, there were approximately 797,000 shares available under the Award Plan for future stock awards and options. For the three months ended March 31, 2009 and 2008, total share-based compensation related to stock awards and options was $0.3 million and $1.9 million, respectively. Share-based compensation is included in general and administrative expense on our statement of operations. Total share-based compensation to be recognized on unvested stock awards and options as of March 31, 2009 is $1.0 million over a weighted average period of 1.28 years.
     Non-controlling interests — A rollforward of the non-controlling interests related to QRCP’s investments in Quest Energy and Quest Midstream for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Quest Energy
Beginning of period	$58,666	$145,364
Contributions, net	—	(265)
Distributions	—	(1,871)
Net income (loss) attributable to non-controlling interest	(29,321)	(17,169)
Stock compensation expense related to QELP unit-based awards	33	12

End of period	29,378	126,071

Quest Midstream
Beginning of period	$145,870	$152,021
Contributions, net	—	—
Distributions	—	(3,815)
Net income (loss) attributable to non-controlling interest	1,667	441
Stock compensation expense related to QMLP unit-based awards	161	113

End of period	147,698	148,760

Total non-controlling interest at end of period	$177,076	$274,831

     Earnings (Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated, is as follows (dollars in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Basic and diluted earnings per share:
Net loss attributable to common stockholders	$(51,386)	$(25,095)
Basic and diluted weighted average number of shares:
Common shares	31,740,569	22,639,978
Unvested share-based awards participating	—	—

Basic and diluted weighted average number of shares:	31,740,569	22,639,978

Basic and diluted net loss attributable to common stockholders per common share	$(1.62)	$(1.11)

     Effective January 1, 2009, the Company adopted FSP EITF No. 03-6-1, which requires participating securities to be included in the allocation of earnings when calculating EPS under the two-class method. All prior period EPS data presented above has been retrospectively adjusted to conform to the new requirements. During periods of losses, basic EPS will not be impacted, as the Company’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the basic EPS share computation.
     Because we reported a net loss for the three months ended March 31, 2009, participating securities covering 359,049 common shares were excluded from the computation of diluted net loss per share because their effect would have been antidilutive.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 — Impairment of Oil and Gas Properties
     At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our proved reserves using current period-end prices discounted at 10%, and adjusted for related income tax effects (ceiling test). In the event our capitalized costs exceed the ceiling limitation at the end of the reporting date, we subsequently evaluate the limitation based on price changes that occur after the balance sheet date to assess impairment as currently permitted by Staff Accounting Bulletin Topic 12—Oil and Gas Producing Activities. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.
     Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the March 31, 2009 present value of future net revenues by approximately $122.6 million. As a result of subsequent increases in spot prices, the amount of the ceiling test impairment was reduced to $102.9 million and is included in our condensed consolidated statement of operations. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on level of commodity prices, drilling results and well performance.
     The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, production and changes in economics related to the properties subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.
Note 9 — Commitments and Contingencies
     Litigation

     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. Below is a brief description of any material legal proceedings that were initiated against us since December 31, 2008.
     Federal Derivative Case
     William Dean Enders, derivatively on behalf of nominal defendant Quest Energy Partners, L.P. v. Jerry D. Cash, David E. Grose, David C. Lawler, Gary Pittman, Mark Stansberry, J. Philip McCormick, Douglas Brent Mueller, Mid Continent Pipe & Equipment, LLC, Reliable Pipe & Equipment, LLC, RHB Global, LLC, RHB, Inc., Rodger H. Brooks, Murrell, Hall, McIntosh & Co. PLLP, and Eide Bailly LLP, Case No. CIV-09-752-F, U.S. District Court for the Western District of Oklahoma, filed July 17, 2009
     On July 17, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on Quest Energy’s behalf, which names certain of its current and former officers and directors, external auditors and vendors. The factual allegations relate to, among other things, the transfers and lack of effective internal controls. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, conversion, disgorgement under the Sarbanes-Oxley Act of 2002, and aiding and abetting breaches of fiduciary duties against the individual defendants and vendors and professional negligence and breach of contract against the external auditors. The complaint seeks monetary damages, disgorgement, costs and expenses and equitable and/or injunctive relief. It also seeks Quest Energy to take all necessary actions to reform and improve its corporate governance and internal procedures. Quest Energy intends to defend vigorously against these claims.
     Personal Injury Litigation
     St. Paul Surplus Lines Insurance Company v. Quest Cherokee Oilfield Service, LLC, et al., CJ-2009-1078, District Court of Tulsa County, State of Oklahoma, filed February 11, 2009
     QCOS has been named as a defendant in this declaratory action. This action arises out of the Trigoso matter discussed below. Plaintiff alleges that no coverage is owed QCOS under the excess insurance policy issued by plaintiff. The contentions of plaintiff primarily rest on their position that the allegations made in Trigoso are intentional in nature and that the excess insurance policy does not cover such claims. QCOS will vigorously defend the declaratory action.
     Billy Bob Willis, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00063, District Court of Nowata County, State of Oklahoma, filed April 28, 2009
     QRCP, et al. have been named in the above-referenced lawsuit. The lawsuit has not been served. At this time and due to the recent filing of the lawsuit, the Company is unable to provide further detail.
     Jacob Dodd v. Arvilla Oilfield Services, LLC, et al., Case No. 08-C-47, Circuit Court of Ritchie County, State of West Virginia, filed May 8, 2008
     Quest Eastern, et al. has been named in this personal injury lawsuit arising out of an automobile collision and was served on May 12, 2009. Limited discovery has taken place. Quest Eastern intends to vigorously defend against this claim.
     Litigation Related to Oil and Gas Leases

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Edward E. Birk, et ux., and Brian L. Birk, et ux., v. Quest Cherokee, LLC, Case No. 09-CV-27, District Court of Neosho County, State of Kansas, filed April 23, 2009
     Quest Cherokee was named as a defendant in a lawsuit filed by Edward E. Birk, et ux., and Brian L. Birk, et ux., on April 23, 2009. In that case, the plaintiffs claim that they are entitled to an overriding royalty interest (1/16th in some leases, and 1/32nd in some leases) in 14 oil and gas leases owned and operated by Quest Cherokee. Plaintiffs contend that Quest Cherokee has produced oil and/or gas from wells located on or unitized with those leases, and that Quest Cherokee has failed to pay plaintiffs their overriding royalty interest in that production. We are investigating the factual and legal basis for these claims and intend to defend against them vigorously based upon the results of the investigation.
     Robert C. Aker, et al. v. Quest Cherokee, LLC, et al., Case No. 3-09CV101, U.S. District Court for the Western District of Pennsylvania, filed April 16, 2009
     Quest Cherokee, et al. were named as defendants in this action where plaintiffs seek a ruling invalidating certain oil and gas leases. Quest Cherokee has filed a motion to dismiss for lack of jurisdiction, and no discovery has taken place. Quest Cherokee is investigating whether it is a proper party to this lawsuit and intends to vigorously defend against this claim.
     Larry Reitz, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00076, District Court of Nowata County, State of Oklahoma, filed May 15, 2009
     QRCP, et al. have been named in the above-referenced lawsuit. The lawsuit was served on May 22, 2009. Defendants have filed a motion to dismiss certain claims, and no discovery has taken place. Plaintiffs allege that defendants have wrongfully deducted costs from the royalties of plaintiffs and have engaged in self-dealing contracts and agreements resulting in a less than market price for production. Plaintiffs seek unspecified actual and punitive damages. Defendants intend to defend vigorously against this claim.
     Kim E. Kuhn, Scott Tomlinson, Todd Tomlinson, Charles Willier, Brian Sefcik v. Quest Cherokee, LLC, Case No. 2009 CV 43, District Court of Wilson County, State of Kansas, filed July 27, 2009
     Quest Cherokee has been named as a defendant by the landowners identified above for allegedly refusing to execute a Surface and Use Agreement. Plaintiffs seek monetary damages for breach of contract, damages to their property caused by Quest Cherokee, to terminate Quest Cherokee’s access to the property, and attorneys’ fees. Quest Cherokee denies plaintiffs’ allegations and will vigorously defend against the plaintiffs’ claims.
     Below is a brief description of any material developments that have occurred in our ongoing material legal proceedings since December 31, 2008. Additional information with respect to our material legal proceedings can be found in our 2008 Form 10-K/A.
     Segundo Francisco Trigoso and Dana Jara De Trigoso v. Quest Cherokee Oilfield Service, LLC, CJ-2007-11079, in the District Court of Oklahoma County, State of Oklahoma, filed December 27, 2007
     QCOS was named in this lawsuit filed by plaintiffs Segundo Francisco Trigoso and Dana Jara De Trigoso. Plaintiffs allege that Segundo Francisco Trigoso was seriously injured while working for QCOS on September 29, 2006 and that the conduct of QCOS was substantially certain to cause injury to Segundo Francisco Trigoso. Plaintiffs seek unspecified damages for physical injuries, emotional injuries, loss of consortium and pain and suffering. Plaintiffs also seek punitive damages. Various motions for summary judgment have been filed and denied by the court. It is expected that the court will set this matter for trial in Winter 2010. The parties are currently engaged in settlement negotiations and preparing for trial. QCOS intends to defend vigorously against plaintiffs’ claims.
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Litigation Related to Oil and Gas Leases
     Quest Cherokee has been named as a defendant or counterclaim defendant in several lawsuits in which the plaintiff claims that oil and gas leases owned and operated by Quest Cherokee have either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits were originally filed in the district courts of Labette, Montgomery, Wilson, and Neosho Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of August 10, 2009, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 5,118 acres. Quest Cherokee intends to vigorously defend against those claims. Following is a list of those cases:
     Housel v. Quest Cherokee LLC, Case No. O6-CV-26-I, District Court of Montgomery County, State of Kansas, filed March 2, 2006
     Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, District Court of Montgomery County, State of Kansas, filed May 5, 2006 (currently on appeal)
     Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, District Court of Montgomery County, State of Kansas, filed April 16, 2007
     Quest Cherokee, LLC v. David W. Hinkle, et al., Case No. 2006-CV-74, District Court of Labette County, State of Kansas, filed September 5, 2006
     Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, District Court of Wilson County, State of Kansas, filed August 29, 2007
     Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, District Court of Neosho County, Kansas, filed September 18, 2008 (settled and dismissed)
     Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, District Court of Neosho County, Kansas, filed December 7, 2007, and February 27, 2008

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. 04-C-100-PA, District Court of Labette County, State of Kansas, filed on September 1, 2004
     Quest Cherokee and Bluestem were named as defendants in a lawsuit filed by Central Natural Resources, Inc. (“Central Natural Resources”) on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser and has damaged its coal through its drilling and production operations. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the Plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane gas were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. Plaintiff appealed the summary judgment and the Kansas Supreme Court has issued an opinion affirming the District Court’s decision and has remanded the case to the District Court for further proceedings consistent with that decision. Central Natural Resources has filed a motion seeking to dismiss all of its remaining claims, without prejudice, and a journal entry of dismissal has been approved by the District Court.
     Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. CJ-06-07, District Court of Craig County, State of Oklahoma, filed January 17, 2006
     Quest Cherokee was named as a defendant in a lawsuit filed by Central Natural Resources, Inc. on January 17, 2006, in the District Court of Craig County, Oklahoma. Central Natural Resources owns the coal underlying approximately 2,250 acres of land in Craig County, Oklahoma. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands, and has drilled and completed 20 wells that produce coal bed methane gas on those lands. Plaintiff alleged that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff sought to quiet its alleged title to the coal bed methane and an accounting of the revenues from the coal bed methane gas produced by Quest Cherokee. Quest Cherokee contended it has valid leases from the owners of the coal bed methane gas rights. The issue was whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. All claims have been dismissed by agreement of all of the parties and a journal entry of dismissal has been approved by the District Court.
     Other
     Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-91, District Court of Neosho County, State of Kansas, filed July 19, 2007; and Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-46, in the District Court of Wilson County, State of Kansas, filed September 4, 2007
     Quest Cherokee was named as a defendant in two lawsuits filed by Well Refined Drilling Company in the District Court of Neosho County, Kansas (Case No. 2007 CV 91) and in the District Court of Wilson County, Kansas (Case No. 2007 CV 46). In both cases, plaintiff contended that Quest Cherokee owed certain sums for services provided by the plaintiff in connection with drilling wells for Quest Cherokee. Plaintiff had also filed mechanics liens against the oil and gas leases on which those wells are located and also sought foreclosure of those liens. Quest Cherokee had answered those petitions and had denied plaintiff’s claims. The claims in these lawsuits have been settled and dismissed by agreement of all of the parties.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Barbara Cox v. Quest Cherokee, LLC, Case No. CIV-08-0546, U.S. District Court for the District of New Mexico, filed April 18, 2008
     Quest Cherokee was named in this lawsuit by Barbara Cox. Plaintiff is a landowner in Hobbs, New Mexico and owns the property where the Quest State 9-4 Well was drilled and plugged. Plaintiff alleged that Quest Cherokee violated the New Mexico Surface Owner Protection Act and has committed a trespass and nuisance in the drilling and maintenance of the well. The parties have settled this case, and it will be dismissed.
     Environmental Matters

     As of March 31, 2009, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.
     Financial Advisor Contracts

     On June 26, 2009, Quest Midstream GP entered into an amendment to its original financial advisor agreement which provided that in consideration of a one time payment of $1.75 million, which was paid in July 2009, no additional fees of any kind would be due under the terms of the original agreement other than a fee of $1.5 million if the KPC Pipeline is sold within two years of the date of the amendment.
     In May 2009, QRCP terminated the engagement of its financial advisor; however, the financial advisor is entitled to fees, which are not currently estimable, if certain transactions occur. In June 2009, QRCP retained a different financial advisor to render a fairness opinion to QRCP in connection with its plan to recombine with Quest Energy and Quest Midstream. The financial advisor received total compensation of $275,000 in connection with such engagement.
     In January 2009, Quest Energy GP engaged a financial advisor to Quest Energy in connection with the review of Quest Energy’s strategic alternatives. Under the terms of the agreement, the financial advisor received a one-time advisory fee of $50,000 in January 2009 and was entitled to additional monthly advisory fees of $25,000 for a minimum period of six months payable on the last day of the month beginning January 31, 2009. In addition, the financial advisor was entitled to inestimable fees if certain transactions occur.
     On July 1, 2009, Quest Energy GP entered into an amendment to its original financial advisor agreement, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, which amount was paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
Note 10 — Related Party Transactions
     Settlement of Lawsuit
     As discussed in our 2008 Form 10-K/A, we filed lawsuits, related to the Transfers, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we entered into settlement agreements with Mr. Cash (our former Chief Executive Officer), the controlled-entity and the other owners to settle this litigation. Under the terms of the settlement, and based on a settlement allocation agreed to by the board of directors of QRCP and QELP, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity’s interest in a gas well located in Louisiana and a landfill gas development project located in Texas and QELP received Mr. Cash’s interest in STP Newco, Inc (“STP”) which consisted of 100% of the common stock of the company.

     While QRCP estimates the value of these assets to be less than the amount of the unauthorized transfers and cost of the internal investigation, Mr. Cash represented that they comprise all of Mr. Cash’s net worth and the majority of the value of the controlled-entity. We did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock.

     STP owns interests in certain oil producing properties in Oklahoma, and other assets and liabilities. STP’s accounting and operation records provided to QELP, at the date of the settlement, were in poor condition and we are in the process of reconstructing the financial records in order to determine the estimated fair value of the assets acquired and liabilities assumed in connection with the settlement. Based on documents we received prior to the settlement, the estimated fair value of the net assets to be assumed was expected to provide QELP reimbursement for all of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by QELP; however, the financial information we received prior to closing contained errors related to Mr. Cash’s ownership interests in the properties as well as amounts due vendors and royalty owners. Based on work performed to date we believe that the actual estimated fair value of net assets of STP that QELP received is less than previously expected. We expect to complete our analysis of STP’s financial information and our final valuation of the oil producing properties obtained from STP by December 31, 2009. We also are in the process of determining what further actions can be taken with regards to this and intend to pursue all remedies available under the law.
     Merger Agreement and Related Agreements
     As discussed in Note 1 — Basis of Presentation, on July 2, 2009, we entered into the Merger Agreement with Quest Energy, Quest Midstream, and other parties thereto pursuant to which we would form a new, yet to be named, publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities.
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

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 — Operating Segments
     Operating segment data for the periods indicated is as follows (in thousands):

			Other and
	Oil and Gas	Natural Gas	Intersegment
	Production	Pipelines	Eliminations	Total
Quarter Ended March 31, 2009:
Total revenues	$22,275	$20,309	$(12,506)	$30,078
Inter-segment revenues	—	(12,506)	12,506	—

Third-party revenues	$22,275	$7,803	$—	$30,078

Segment operating profit (loss)	$(112,972)	$9,182	$—	$(103,790)

Quarter Ended March 31, 2008:
Total revenues	$38,314	$15,564	$(8,663)	$45,215
Inter-segment revenues	—	(8,663)	8,663	—

Third-party revenues	$38,314	$6,901	$—	$45,215

Segment operating profit	$8,617	$4,345	$—	$12,962

Identifiable assets:
March 31, 2009	$231,955	$332,825	$—	$564,780
December 31, 2008	$311,592	$338,584	$—	$650,176
     The following table reconciles segment operating profits reported above to loss before income taxes and non-controlling interests (in thousands):

	Three months ended March 31,
	2009	2008
Segment operating profit (loss)(1)	$(103,790)	$12,962
General and administrative expenses	(7,882)	(5,743)
Gain (loss) from derivative financial instruments	39,464	(44,239)
Interest expense, net	(6,888)	(4,883)
Other income (expense) and gain on sale of assets	56	80

Income before income taxes	$(79,040)	$(41,823)

(1)	Segment operating profit represents total revenues less costs and expenses attributable thereto.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
          This quarterly report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to, among other things, the following:
•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	our future derivative financial instrument activities; and

•	our plans and forecasts.
          We have based these forward-looking statements on our current assumptions, expectations and projections about future events.
          We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this quarterly report, including, but not limited to:
•	fluctuations in prices of oil and natural gas;
•	imports of foreign oil and natural gas, including liquefied natural gas;

•	future capital requirements and availability of financing;

•	continued disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	risks associated with the operation of natural gas pipelines and gathering systems;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	developments in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	events similar to those of September 11, 2001;

•	actions of third party co-owners of interests in properties in which we also own an interest; and

•	fluctuations in interest rates.
          We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. The forward-looking statements in this report only speak as of the date of this report; we disclaim any obligation to update these statements unless required by securities laws, and we caution you to not rely on them unduly. When considering our forward-looking statements, keep in mind the cautionary statements in this quarterly report, and the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (our “2008 Form 10-K/A”).

     Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas, the availability of capital from our revolving credit facilities and liquidity from capital markets. Declines in oil or natural gas prices may have a material adverse affect on our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.
Overview of QRCP
     We are an integrated independent energy company involved in the acquisition, development, transportation, exploration, and production of natural gas, primarily from coal seams (coal bed methane, or “CBM”), and oil. We report our results of operations as two business segments, oil and gas production; and natural gas pipelines.
     Our principal oil and gas production operations are located in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma; Seminole County, Oklahoma; and West Virginia, New York and Pennsylvania in the Appalachian Basin. Our Cherokee Basin operations are primarily focused on developing CBM gas production through Quest Energy Partners, L.P. (“Quest Energy” or “QELP”) and our Appalachian Basin operations are primarily focused on the development of natural gas production from the Marcellus Shale through QELP and Quest Eastern Resource LLC (“Quest Energy”).
     Our principal natural gas pipelines operations consist of a gas gathering pipeline network that primarily serves our Cherokee Basin producing properties and an interstate natural gas transmission pipeline. Both of these systems are owned through Quest Midstream Partners, L.P. (“Quest Midstream” or “QMLP”). In addition, we own a small gathering line in the Appalachian Basin that serves Quest Eastern’s and Quest Energy’s producing properties.
     Unless otherwise indicated, references to “us,” “we,” “our” the “Company” or “QRCP” include our subsidiaries and controlled affiliates.
     Since we control the general partner interests in Quest Energy and Quest Midstream, we reflect our ownership interest in these partnerships on a consolidated basis, which means that our financial results are combined with Quest Energy’s and Quest Midstream’s financial results and the results of our subsidiaries. The interest owned by non-controlling partners’ share of income is reflected as non-controlling interests in our results of operations.
Operating Highlights
The Company’s significant operational highlights during the first quarter of 2009 include:
•	Increased natural gas production by approximately 451,000 Mcf from the prior year quarter.

•	Increased oil production by approximately 9,000 Bbls from the prior year quarter.

•	Increased total production by approximately 505,000 Mcfe from the prior year quarter.

•	Reduced oil and gas production costs by $0.68 per Mcfe from the prior year quarter.

•	Increased total pipeline throughput by approximately 219,000 Mcf from the prior year quarter.
Financial Highlights
The Company’s significant financial highlights during the first quarter of 2009 include:
•	Reduced total debt by $4.8 million from December 31, 2008.

•	Increased cash and cash equivalents by $13.2 million from December 31, 2008.
Recent Developments
Global Financial Crisis and Impact on Capital Markets and Commodity Prices

     During 2009 the global economy has continued to experience a significant downturn. There are two significant ramifications to the exploration and production industry as the economy continues to deteriorate. The first is that capital markets have essentially frozen. Equity, debt and credit markets shut down. Future growth opportunities have been and are expected to continue to be constrained by the lack of access to liquidity in the financial markets.
     The second impact to the industry is that fear of global recession has resulted in a significant decline in oil and gas prices and the differential from NYMEX pricing to our sales point for our Cherokee Basin gas production widened to unprecedented levels of volatility. While the differential has narrowed some, the volatility remains.
     Our operations and financial condition are significantly impacted by these prices. On March 31, 2009, the spot market price for natural gas at Henry Hub was $3.63 per Mmbtu, a 61.2% decrease from March 31, 2008. The price of oil has shown similar volatility, with a $49.64 per Bbl spot market price for oil at Cushing, Oklahoma at March 31, 2009, a 51.1% decrease from March 31, 2008. It is impossible to predict the duration or outcome of these price declines or the long-term impact on drilling and operating costs and the impacts, whether favorable or unfavorable, to our results of operations and liquidity. Natural gas prices came under pressure in the second half of 2008, and continued into 2009 as a result of lower domestic product demand that was caused by the weakening economy and concerns over excess supply of natural gas. In the Cherokee Basin, where we produce and sell most of our gas, there has been a widening of the historical discount of prices in the area to the NYMEX pricing point at Henry Hub as a result of elevated levels of natural gas drilling activity in the region and a lack of pipeline takeaway capacity. During the first quarter of 2009, this discount (or basis differential) in the Cherokee Basin ranged from $1.41 per Mmbtu to $1.48 per Mmbtu. Due to our relatively low level of oil production relative to gas and our existing commodity hedge positions, the volatility of oil prices had less of an effect on our operations.
Suspension of Distributions and Asset Sale
     Distributions on all of Quest Energy’s and Quest Midstream’s units continue to be suspended. Since these distributions would have been substantially all of QRCP’s cash flows for 2009, the loss of these distributions was material to QRCP’s financial position. QRCP received cash distributions from Quest Energy and Quest Midstream of $2.6 million during the first quarter of 2008 and did not receive any cash distributions from Quest Energy and Quest Midstream during the first quarter of 2009.
     On February 13, 2009, we divested of approximately 23,000 net undeveloped acres and one well in Lycoming County, Pennsylvania to a private party for approximately $8.7 million.
Settlement Agreements
      As discussed in our 2008 Form 10-K/A, we filed lawsuits, related to the Transfers, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we entered into settlement agreements with Mr. Cash, the controlled-entity and the other owners to settle this litigation. Under the terms of the settlement, and based on a settlement allocation agreed to by the board of directors of QRCP and QELP, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity’s interest in a gas well located in Louisiana and a landfill gas development project located in Texas and QELP received Mr. Cash’s interest in STP Newco, Inc (“STP”) which consisted of 100% of the common stock of the company.
     While QRCP estimates the value of these assets to be less than the amount of the unauthorized transfers and cost of the internal investigation, Mr. Cash represented that they comprise all of Mr. Cash’s net worth and the majority of the value of the controlled-entity. We did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock.
     STP owns interests in certain oil producing properties in Oklahoma, and other assets and liabilities. STP’s accounting and operation records provided to QELP, at the date of the settlement, were in poor condition and we are in the process of reconstructing the financial records in order to determine the estimated fair value of the assets acquired and liabilities assumed in connection with the settlement. Based on documents we received prior to the settlement, the estimated fair value of the net assets to be assumed was expected to provide QELP reimbursement for all of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by QELP; however, the financial information we received prior to closing contained errors related to Mr. Cash’s ownership interests in the properties as well as amounts due vendors and royalty owners. Based on work performed to date we believe that the actual estimated fair value of net assets of STP that QELP received is less than previously expected. We expect to complete our analysis of STP’s financial information and our final valuation of the oil producing properties obtained from STP by December 31, 2009. We also are in the process of determining what further actions can be taken with regards to this and intend to pursue all remedies available under the law.

Recombination
     On July 2, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quest Energy, Quest Midstream, and other parties thereto pursuant to which we would form a new, yet to be named, publicly-traded corporation (“New Quest”) that, through a series of mergers and entity conversions, would wholly-own all three entities (the “Recombination”).
     While we anticipate completion of the Recombination before year-end, it remains subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by the unitholders of Quest Energy, the unitholders of Quest Midstream and our stockholders, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.
     Upon completion of the Recombination, the equity of New Quest would be owned approximately 44% by current Quest Midstream common unit holders, approximately 33% by QELP’s current common unit holders (other than QRCP), and approximately 23% by our current stockholders.
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
Credit Agreement Amendments
QRCP
     QRCP and Royal Bank of Canada (“RBC”) are parties to an Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), dated as of July 11, 2008, for a $35 million term loan, due and maturing on July 11, 2010. In May 2009, QRCP entered into a Fourth Amendment to the Credit Agreement that, among other things, waived certain events of default related to the financial covenants and collateral requirements under the Credit Agreement, extended certain financial reporting deadlines and permitted the settlement agreements with Mr. Cash discussed elsewhere herein and in our 2008 Form 10-K/A.
     In June 2009, QRCP entered into a Fifth Amendment to the Credit Agreement that, among other things, amended and/or waived certain of the representations and covenants contained in the Credit Agreement.
Quest Energy
     Quest Energy is a party, as a guarantor, to an Amended and Restated Credit Agreement with Quest Cherokee, LLC (“Quest Cherokee”), as the borrower, RBC, as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto (together with all amendments, the “Quest Cherokee Credit Agreement”). Concurrent with the PetroEdge acquisition, Quest Energy and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the Quest Cherokee Credit Agreement, the “Quest Cherokee Agreements”).
     In June 2009, Quest Energy and Quest Cherokee entered into amendments to the Quest Cherokee Agreements that, among other things, permit Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. (“BP”) or any of its affiliates to be secured by the liens under the Quest Cherokee Credit Agreement on a pari passu basis with the obligations under the Quest Cherokee Credit Agreement and defer until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.
     In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the principal payment of $15 million Quest Energy made on June 30, 2009, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On July 8, 2009, Quest Energy repaid the $14 million Borrowing Base Deficiency.
Results of Operations
          The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes, which are included elsewhere in this report.
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Oil and gas sales	$22,275	$38,314
Natural gas pipelines	20,309	15,564
Elimination of inter-segment revenue	(12,506)	(8,663)

Natural gas pipelines, net of inter-segment revenue	7,803	6,901

Total segment revenues	$30,078	$45,215

Operating profit (loss):
Oil and gas production	$(112,972)	$8,617
Natural gas pipelines	9,182	4,345

Total segment operating profit (loss)	(103,790)	12,962
General and administrative expenses	(7,882)	(5,743)

Total operating income (loss)	$(111,672)	$7,219

Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$22,275	$38,314	$(16,039)	(41.9)%
Oil and gas production costs	$7,686	$10,406	$(2,720)	(26.1)%
Transportation expense (intercompany)	$12,506	$8,663	$3,843	44.4%
Depreciation, depletion and amortization	$12,153	$10,628	$1,525	14.3%

Production Data:
Natural gas production (Mmcf)	5,417	4,966	451	9.1%
Oil production (Mbbl)	20	11	9	81.8%
Total production (Mmcfe)	5,537	5,032	505	10.0%
Average daily production (Mmcfe/d)	61.5	55.3	6.2	11.2%
Average Sales Price per Unit:
Natural gas (Mcf)	$3.83	$7.49	$(3.66)	(48.9)%
Oil (Bbl)	$75.05	$98.12	$(23.07)	(23.5)%
Natural gas equivalent (Mcfe)	$4.02	$7.61	$(3.59)	(47.2)%
Average Unit Costs per Mcfe:
Production costs	$1.39	$2.07	$(0.68)	(32.9)%
Transportation expense (intercompany)	$2.26	$1.72	$0.54	31.4%
Depreciation, depletion and amortization	$2.19	$2.11	$0.08	3.8%
     Oil and Gas Sales. Oil and gas sales decreased $16.0 million, or 41.9%, to $22.3 million during the three months ended March 31, 2009. This decrease was the result of a decrease in average realized prices, partially offset by an increase in volumes. The decrease in average realized prices accounted for $19.8 million of the total decrease. Our average realized prices on an equivalent basis (Mcfe), decreased to $4.02 per Mcfe for the three months ended March 31, 2009 from $7.61 per Mcfe for the three months ended March 31, 2008. Offsetting this decrease were additional volumes of 505 Mmcfe, accounting for an increase in revenues of $3.8 million. The increased volumes primarily resulted from the PetroEdge acquisition.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses increased $1.1 million, or 5.9%, to $20.2 million during the three months ended March 31, 2009, from $19.1 million during the three months ended March 31, 2008.
     Oil and gas production costs decreased $2.7 million, or 26.1%, to $7.7 million during the three months ended March 31, 2009, from $10.4 million during the three months ended March 31, 2008. This decrease was primarily due to cost-cutting measures implemented during the third quarter of 2008. Field headcount was reduced 27.4% while simultaneously reducing overtime hours for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The reductions came at the same time we absorbed the operations of PetroEdge which increased our total production, further reducing our cost per Mcfe. Production costs including gross production taxes and ad valorem taxes were $1.39 per Mcfe for the three months ended March 31, 2009 as compared to $2.07 per Mcfe for the three months ended March 31, 2008.
     Transportation expense increased $3.8 million, or 44.4%, to $12.5 million during the three months ended March 31, 2009, from $8.7 million during the three months ended March 31, 2008. The increase was primarily due to an increase in the contracted transportation fee and increased volumes. Transportation expense was $2.26 per Mcfe for the three months ended March 31, 2009 as compared to $1.72 per Mcfe for the three months ended March 31, 2008. Transportation expense per Mcfe is greater than our contracted rate due to third party volumes being transported at our contracted rates for which we do not get reimbursed the full contracted rate.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization increased approximately $1.5 million, or 14.3%, in the 2009 period to $12.2 million from $10.6 million during the three months ended March 31, 2008. On a per unit basis, we had an increase of $0.08 per Mcfe to $2.19 per Mcfe in 2009 from $2.11 per Mcfe in 2008. This increase was primarily due to lower reserve base, resulting from lower oil and gas prices. In addition, depreciation and amortization increased approximately $0.2 million primarily due to additional vehicles, equipment and facilities acquired during the three months ended March 31, 2009.
Natural Gas Pipelines Segment
Natural gas pipelines segment data for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Increase/ (Decrease)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$7,803	$6,901	$902	13.1%
Gas pipeline revenue — Intercompany	12,506	8,663	3,843	44.4%

Total natural gas pipeline revenue	$20,309	$15,564	$4,745	30.5%
Pipeline operating expense	$7,160	$6,958	$202	2.9%
Depreciation and amortization expense	$3,967	$4,261	$(294)	(6.9)%
Throughput Data (Mmcf):
Throughput — Third Party	4,389	4,507	(118)	(2.6)%
Throughput — Intercompany	6,420	6,083	337	5.5%

Total throughput (Mmcf)	10,809	10,590	219	2.1%
Average Pipeline Operating Costs per Mmcf:
Pipeline operating expense	$0.66	$0.66	$—	—%
Depreciation and amortization	$0.37	$0.40	$(0.03)	(7.5)%
     Pipeline Revenue. Total natural gas pipeline revenue increased $4.7 million, or 30.5%, to $20.3 million during the three months ended March 31, 2009, from $15.6 million during the three months ended March 31, 2008.
     Third party natural gas pipeline revenue increased $0.9 million, or 13.1%, to $7.8 million during the three months ended March 31, 2009, from $6.9 million during the three months ended March 31, 2008. The increase was primarily related to the higher contracted rate for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
     Intercompany natural gas pipeline revenue increased $3.8 million, or 44.4%, to $12.5 million during the three months ended March 31, 2009, from $8.7 million during the three months ended March 31, 2008. The increase is due to the 5.5% increase in throughput volumes from our Cherokee Basin properties and the higher gathering and compression fees under the midstream services agreement that became effective January 1, 2009.
     Pipeline Operating Expense. Pipeline operating expense increased $0.2 million, or 2.9%, to $7.2 million during the three months ended March 31, 2009, from $7.0 million during the three months ended March 31, 2008. This increase is primarily the result of increased throughput volumes in 2009. Pipeline operating costs per unit remained constant at $0.66 per Mmcf during the three months ended March 31, 2009.

     Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 6.9%, to $4.0 million during the three months ended March 31, 2009, from $4.3 million during the three months ended March 31, 2008. The decrease is primarily due to a purchase accounting adjustment made in the second quarter of 2008, related to the KPC acquisition which reduced our depreciation expense prospectively.
Unallocated Items
The following is a discussion of items not allocated to either of our segments.
     General and Administrative Expenses. General and administrative expenses increased $2.1 million, or 37.2%, to $7.9 million during the three months ended March 31, 2009, from $5.7 million during the three months ended March 31, 2008. The increase is primarily due to increased legal, audit and other professional fees associated with the internal investigation and restatements and reaudits partially offset by reduced stock compensation expense.
     Gain (loss) from derivative financial instruments. Gain from derivative financial instruments increased $83.7 million to $39.5 million during the three months ended March 31, 2009, from a loss of $44.2 million during the three months ended March 31, 2008. Due to the decrease in average natural gas and crude oil prices during the three months ended March 31, 2009, we recorded a $22.6 million unrealized gain and $16.8 million realized gain on our derivative contracts for the three months ended March 31, 2009 compared to a 43.0 million unrealized loss and $1.2 million realized loss for the three months ended March 31, 2008.
     Interest expense. Interest expense increased $2.0 million, or 41.1% , to $6.9 million during the three months ended March 31, 2009, from $4.9 million during the three months ended March 31, 2008. The increase is primarily related to higher average debt balances for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Liquidity and Capital Resources
Cash Flows
     Overview. Our operating cash flows are driven by the quantities of our production of oil and natural gas and the prices received from the sale of this production and revenue generated from our pipeline operating activities. Prices of oil and natural gas have historically been very volatile and can significantly impact the cash from the sale our oil and natural gas production. Use of derivative financial instruments help mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of oil and natural gas property operating costs, severance and ad valorem taxes, interest on our indebtedness and general and administrative expenses and taxes on income.
     Our primary sources of liquidity are cash generated from our operations, amounts, if any, available under our revolving credit facilities, and funds from future private and public equity and debt offerings.
     At March 31, 2009, Quest Energy had $1.0 million of availability under its revolving credit facility. In July 2009, the borrowing base under its credit agreement was reduced from $190 million to $160 million, which, following the principal payment of $15.0 million Quest Energy made on June 30, 2009, resulted in the outstanding borrowings under the credit facility exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On July 8, 2009, Quest Energy repaid the $14 million Borrowing Base Deficiency.
     At March 31, 2009, Quest Midstream had $128.0 million outstanding and $7.0 million of availability under its revolving credit facility.
     QRCP is almost exclusively dependent upon distributions from its partnership interests in Quest Energy and Quest Midstream for revenue and cash flow. However, Quest Midstream has not paid any distributions on any of its units since the second quarter of 2008, and Quest Energy suspended its distributions on its subordinated units from the third quarter of 2008 and all units starting with the fourth quarter of 2008. QRCP does not expect to receive any distributions from Quest Energy or Quest Midstream for the remainder of 2009 and is unable to estimate at this time when such distributions may be resumed. Although QRCP is not currently receiving distributions from Quest Energy or Quest Midstream, it continues to require cash to fund general and administrative expenses, debt service requirements, capital expenditures to develop and maintain its undeveloped acreage, drilling commitments and payments to landowners necessary to maintain its oil and gas leases.
     As of March 31, 2009, QRCP, excluding QELP and QMLP, had cash and cash equivalents of $1.3 million and no ability to borrow under the terms of its existing credit agreement. QRCP currently estimates that it will not have enough cash to pay its expenses, including capital expenditures and debt service requirements, after September 15, 2009. This date could be extended if QRCP is able to restructure its debt obligations, issue equity securities and/or sell additional assets.
     Cash Flows from Operating Activities. Cash flows from operating activities totaled $13.3 million for the three months ended March 31, 2009 compared to cash flows from operations of $18.5 million for the three months ended March 31, 2008. The decrease is attributable primarily to lower average oil and natural gas prices in 2009 compared with average prices during 2008 partially offset by higher realized gains on derivative financial instruments.
     Cash Flows from Investing Activities. Cash flows from investing activities totaled $4.8 million for the three months ended March 31, 2009 compared to Cash flows from investing activities of $(45.0) million for the three months ended March 31, 2008. The following table sets forth our capital expenditures by major categories for the three months ended March 31, 2009 (in thousands):

Leasehold acquisition	$2,536
Development	837
Pipelines	509
Other items	121

Total	$4,003

     Cash Flows from Financing Activities. Cash flows from financing activities totaled $(4.8) million for the three months ended March 31, 2009 compared to Cash flows from financing activities of $30.5 million for the three months ended March 31, 2008. The cash used in financing activities was primarily due to payments on bank borrowings of $4.9 million.
     Working Capital Deficit. At March 31, 2009, we had current assets of $122.1 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative assets and liabilities of $57.3 million and $7,000, respectively) was a deficit of $19.5 million at March 31, 2009, compared to a working capital (excluding the short-term derivative assets and liabilities of $43.0 million and $12,000, respectively) deficit of $41.5 million at December 31, 2008.
Credit Agreements
     QRCP.

     QRCP and RBC are parties to an Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), dated as of July 11, 2008, for a $35 million term loan, due and maturing on July 11, 2010.
     At March 31, 2009 and June 30, 2009, $28.3 million and $29.4 million was outstanding under the term loan, respectively. The weighted average interest rate for the quarters ended March 31, 2009 and June 30, 2009 was 12.25%.
     On January 30, 2009, QRCP entered into a Third Amendment to Amended and Restated Credit Agreement that restricted the use of proceeds from certain asset sales.
     Under the Credit Agreement, QRCP is required to maintain as of the end of each quarter, an interest coverage ratio of not less than 2.5 to 1.0 and a leverage ratio of no more than 2.0 to 1.0. QRCP was not in compliance with these financial covenants as of March 31, 2009. In addition, under the terms of the Credit Agreement, the outstanding principal amount of borrowings may not exceed the sum of (i) the value of QRCP’s oil and gas properties in the Appalachian Basin (as determined by the administrative agent under the Credit Agreement in its reasonable discretion) and (ii) 50% of the market value of QRCP’s interests in Quest Energy and Quest Midstream (such excess is referred to as a “Collateral Deficiency”). QRCP is required to make a mandatory prepayment equal to any such Collateral Deficiency. On May 29, 2009, QRCP entered into a Fourth Amendment to Amended and Restated Credit Agreement pursuant to the terms of which (i) the lender waived the financial covenant defaults for the quarters ended December 31, 2008 and March 31, 2009; (ii) the lender waived the mandatory prepayment for the Collateral Deficiency for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009; and (iii) the reporting deadline for certain financial statements was extended.
     On June 30, 2009, QRCP entered into a Fifth Amendment to Amended and Restated Credit Agreement in order to, among other things, (i) waive the financial covenant defaults for the quarter ended June 30, 2009, (ii) waive the mandatory prepayment due to the Collateral Deficiency for the quarter ended June 30, 2009, and (iii) defer the reporting deadline for certain financial statements.

Quest Energy.
     A. Quest Cherokee Credit Agreement.
     Quest Cherokee is a party to an Amended and Restated Credit Agreement, as amended (the “Quest Cherokee Credit Agreement”), with RBC, KeyBank National Association (“KeyBank”) and the lenders party thereto for a $250 million revolving credit facility, which is guaranteed by Quest Energy. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves.
     The borrowing base was $190.0 million as of March 31, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of March 31, 2009 and December 31, 2008 was $189.0 million. At March 31, 2009, Quest Cherokee had no amount available for borrowing, with $1.0 million supporting letters of credit issued under the Quest Cherokee Credit Agreement. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended March 31, 2009 was 4.54%.
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
     On June 18, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. or any of its affiliates to be secured by the liens under the Quest Cherokee Credit Agreement on a pari passu basis with the obligations under the Quest Cherokee Credit Agreement. On June 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred Quest Energy’s obligation to deliver certain financial statements.
     Quest Cherokee was in compliance with all of its covenants as of March 31, 2009 and June 30, 2009.

     B. Second Lien Loan Agreement.
     Quest Energy and Quest Cherokee are parties to a Second Lien Senior Term Loan Agreement, as amended (the “Second Lien Loan Agreement”), dated as of July 11, 2008, with RBC, KeyBank, Société Générale and the parties thereto for a $45 million term loan due and maturing on September 30, 2009.
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     As of March 31, 2009 and June 30, 2009, $37.4 million and $33.6 million was outstanding under the Second Lien Loan Agreement, respectively. The weighted average interest rate under the Second Lien Loan Agreement for the quarters ended March 31, 2009 and June 30, 2009 was 11.32% and 11.25%, respectively.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of March 31, 2009 and June 30, 2009.

     Quest Midstream.

     Quest Midstream and its wholly-owned subsidiary, Bluestem Pipeline, LLC, have a separate $135 million syndicated revolving credit facility under an Amended and Restated Credit Agreement, as amended (“Quest Midstream Credit Agreement”), with RBC and the lenders party thereto.
     As of March 31, 2009 and June 30, 2009, the amount borrowed under the Quest Midstream Credit Agreement was $128.0 million and $125.1 million, respectively. The weighted average interest rate for the quarters ended March 31, 2009 and June 30, 2009 was 5.45% and 4.67%, respectively.
     Quest Midstream was in compliance with all of its covenants as of March 31, 2009 and June 30, 2009.

Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. Other than those discussed below, these commitments have not materially changed since December 31, 2008.
     On June 26, 2009, Quest Midstream GP, LLC entered into an amendment to its original agreement with its financial advisor, which provided that in consideration of a one-time payment of $1.75 million, which was paid in July 2009, no additional fees of any kind would be due under the terms of the original agreement other than a fee of $1.5 million if the KPC Pipeline was sold within two years of the date of the amendment.
     In May 2009, QRCP terminated the engagement of the financial advisor that had been retained to review QRCP’s strategic alternatives. In June 2009, QRCP retained a different financial advisor to render a fairness opinion to QRCP in connection with the Recombination. The financial advisor received total compensation of $275,000 in connection with such engagement.
     On July 1, 2009, Quest Energy GP entered into an amendment to its original agreement with its financial advisor, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, which amount was paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
Off-balance Sheet Arrangements
     At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     The following table summarize the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of March 31, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	11,022,000	12,499,060	2,000,004	2,000,004	27,521,068
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.66
Fair value, net	$44,207	$26,266	$3,374	$2,785	$76,632
Natural Gas Collars:
Contract volumes (Mmbtu)	562,500	630,000	3,549,996	3,000,000	7,742,496
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.03	$7.71
Ceiling	$15.00	$13.11	$9.88	$7.39	$10.41
Fair value, net	$3,672	$2,445	$5,142	$2,721	$13,980
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	11,584,500	13,129,060	5,550,000	5,000,004	35,263,564
Weighted-average fixed price per Mmbtu	$7.94	$7.55	$7.61	$7.44	$7.31
Fair value, net	$47,879	$28,711	$8,516	$5,506	$90,612
Crude Oil Swaps:
Contract volumes (Bbl)	27,000	30,000	—	—	57,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$88.72
Fair value, net	$924	$683	$—	$—	$1,607
Total fair value, net	$48,803	$29,394	$8,516	$5,506	$92,219
     In June 2009, we amended or exited certain of our above market natural gas price derivative contracts for periods beginning in the second quarter of 2010 through the fourth quarter of 2012. In return, we received approximately $26 million. Concurrent with this, the strike prices on the derivative contracts that we did not exit were set to market prices at the time and we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. Except for the commodity derivative contracts noted above, there have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2008, in Item 7A of our 2008 Form 10-K/A.
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

     In connection with the preparation of our 2008 Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control — Integrated Framework issued be the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified numerous control deficiencies that constituted material weaknesses as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008, which continue to exist at March 31, 2009:
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009. Notwithstanding this determination, our management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.
Remediation Plan
     Our management, under new leadership as described below, has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment. In May 2009, Mr. David Lawler was appointed Chief Executive Officer. In January 2009, Mr. Eddie LeBlanc was appointed Chief Financial Officer (our principal financial and accounting officer). The design and implementation of these and other remediation efforts are the commitment and responsibility of this new leadership team.

     In addition, Mr. Rateau, one of our independent directors, was elected as Chairman of the Board, and Mr. McMichael, who has significant prior public company audit committee experience, was added to our Board of Directors and Audit Committee.
     In connection with our entry into the Merger Agreement, Mr. McMichael and another director, James B. Kite, Jr., resigned from our Board of Directors, each effective July 2, 2009. Messrs. McMichael and Kite resigned in order to reduce our expenses during the period between the signing of the Merger Agreement and the closing of the Recombination and not because of any disagreement with management on any matter relating to our operations, policies or practices.
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
Changes in Internal Control Over Financial Reporting
     During the first quarter of 2009, we continued to implement some of the remedial measures described above, including communication, both internally and externally, of our commitment to a strong control environment, high ethical standards, and financial reporting integrity and certain personnel actions.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     See Part I, Item I, Note 9 to our condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated herein by reference.
     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. Except for those legal proceedings listed in our 2008 Form 10-K/A, we believe there are no pending legal proceedings in which we are currently involved which, if adversely determined, could have a material adverse effect on our financial position, results of operations or cash flow. While we intend to defend vigorously against these claims, we are unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result.
ITEM 1A. RISK FACTORS.
     There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2008 Form 10-K/A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS
10.1*	Nonqualified Stock Option Agreement, dated January 12, 2009, between Quest Resource Corporation and Eddie LeBlanc (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on January 14, 2009).

10.2*	Amendment No. 2 to the Midstream Services and Gas Dedication Agreement, dated as of February 27, 2009, by and between Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.22 to Quest Resource Corporation’s Annual Report on Form 10-K filed on June 3, 2009).

10.3*	Third Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2009, by and among the Company, Royal Bank of Canada and the Guarantors party thereto (incorporated herein by reference to Exhibit 10.61 to Quest Resource Corporation’s Annual Report on Form 10- K filed on June 3, 2009).

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
     PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibit to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibit. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreement may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of August, 2009.

Quest Resource Corporation
By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer and President

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer