Form 10-Q
period 2009-06-30
QUEST RESOURCE CORP
filed 2009-08-18
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

QUEST RESOURCE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,413	$13,785
Restricted cash	760	559
Accounts receivable — trade, net	15,392	16,715
Other receivables	7,932	9,434
Other current assets	2,473	2,858
Inventory	11,235	11,420
Current derivative financial instrument assets	35,123	42,995

Total current assets	115,328	97,766
Oil and gas properties under full cost method of accounting, net	49,413	172,537
Pipeline assets, net	305,299	310,439
Other property and equipment, net	21,514	23,863
Other assets, net	11,080	14,735
Long-term derivative financial instrument assets	1,876	30,836

Total assets	$504,510	$650,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,284	$35,804
Revenue payable	8,901	8,309
Accrued expenses	8,955	7,138
Current portion of notes payable	54,970	45,013
Current derivative financial instrument liabilities	411	12

Total current liabilities	90,521	96,276
Non-current liabilities:
Long-term derivative financial instrument liabilities	8,153	4,230
Asset retirement obligations	6,211	5,922
Notes payable	307,722	343,094
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares — 50,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000; issued — 32,193,531 and 32,224,643 at June 30, 2009 and December 31, 2008; outstanding — 31,869,279 and 31,720,312 at June 30, 2009 and December 31, 2008, respectively	33	33
Additional paid-in capital	299,031	298,583
Treasury stock, at cost	(7)	(7)
Accumulated deficit	(371,896)	(302,491)

Total stockholders’ deficit before non-controlling interests	(72,839)	(3,882)
Non-controlling interests	164,742	204,536

Total stockholders’ equity	91,903	200,654

Total liabilities and stockholders’ equity	$504,510	$650,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Oil and gas sales	$16,107	$49,144	$38,382	$87,458
Gas pipeline revenue	7,586	7,148	15,389	14,049

Total revenues	23,693	56,292	53,771	101,507

Costs and expenses:
Oil and gas production	7,274	12,631	14,960	23,037
Pipeline operating	6,861	8,164	14,021	15,122
General and administrative	10,486	6,198	18,368	11,941
Depreciation, depletion and amortization	9,086	16,444	25,206	31,333
Impairment of oil and gas properties	—	—	102,902	—
Recovery of misappropriated funds, net of liabilities assumed	(3,397)	—	(3,397)	—

Total costs and expenses	30,310	43,437	172,060	81,433

Operating income (loss)	(6,617)	12,855	(118,289)	20,074
Other income (expense):
Gain (loss) from derivative financial instruments	(17,138)	(105,375)	22,326	(149,614)
Loss on sale of assets	—	(30)	—	—
Other income (expense)	83	72	139	122
Interest expense	(6,858)	(5,174)	(13,746)	(10,057)

Total other income (expense)	(23,913)	(110,507)	8,719	(159,549)

Loss before income taxes	(30,530)	(97,652)	(109,570)	(139,475)
Income tax expense	—	—	—	—

Net loss	$(30,530)	$(97,652)	$(109,570)	$(139,475)

Net loss attributable to noncontrolling interests	$12,511	$39,766	$40,165	$56,494

Net loss attributable to common stockholders	$(18,019)	$(57,886)	$(69,405)	$(82,981)

Basic and diluted net loss attributable to common stockholders per common share	$(0.57)	$(2.53)	$(2.18)	$(3.65)

Basic and diluted weighted average shares outstanding	31,867,857	22,844,600	31,798,546	22,742,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(109,570)	$(139,475)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	25,206	31,333
Impairment of oil and gas properties	102,902	—
Stock-based compensation	448	3,045
Stock-based compensation — non-controlling interests	371	243
Amortization of deferred loan costs	2,097	1,052
Change in fair value of derivative financial instruments	41,154	139,344
Bad debt expense	—	73
Non-cash portion of gain on recovery of misappropriated funds	(977)	—
Change in assets and liabilities:
Accounts receivable	1,322	(877)
Other receivables	2,336	(1,986)
Other current assets	386	(1,037)
Other assets	116	(341)
Accounts payable	(16,152)	13,763
Revenue payable	480	227
Accrued expenses	1,817	4,884
Other long-term liabilities	(1)	427
Other	(57)	(427)

Net cash flows from operating activities	51,878	50,248

Cash flows from investing activities:
Change in restricted cash	(201)	783
Equipment, development, leasehold and pipeline additions	(5,256)	(98,000)
Proceeds from sale of oil and gas properties	8,730	—

Net cash flows from investing activities	3,273	(97,217)

Cash flows from financing activities:
Proceeds from bank borrowings	1,430	4,000
Repayments of note borrowings	(9,662)	(313)
Proceeds from revolver	—	75,000
Repayment of revolver	(17,902)	—
Distributions to unitholders	—	(16,845)
Refinancing costs	(389)	—

Net cash flows from financing activities	(26,523)	61,842

Net increase in cash	28,628	14,873
Cash and cash equivalents, beginning of period	13,785	6,680

Cash and cash equivalents, end of period	$42,413	$21,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Amounts subsequent to December 31, 2008 are unaudited)
(in thousands)

					Total
					Stockholders’
		Additional			Deficit Before		Total
	Common	Paid-in	Treasury	Accumulated	Non-controlling	Non-controlling	Stockholders’
	Stock	Capital	Stock	Deficit	Interests	Interests	Equity
Balance, December 31, 2008	$33	$298,583	$(7)	$(302,491)	$(3,882)	$204,536	$200,654
Stock based compensation		448	—	—	448	371	819
Net loss	—	—	—	(69,405)	(69,405)	(40,165)	(109,570)

Balance, June 30, 2009	$33	$299,031	$(7)	$(371,896)	$(72,839)	$164,742	$91,903

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
     Unless the context clearly requires otherwise, references to “us”, “we”, “our”, “QRCP”, or the “Company” are intended to mean Quest Resource Corporation and its consolidated subsidiaries.
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, SFAS No. 160 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. The Company adopted SFAS No. 160 effective January 1, 2009. Under SFAS No. 160, QRCP is required to classify amounts previously presented as a minority interest liability as a component of equity in the condensed consolidated balance sheet and is required to present net income attributable to QRCP and the minority partners’ ownership interest separately in the condensed consolidated statement of operations. All prior periods have been reclassified to comply with SFAS No. 160.
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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     As of June 30, 2009, QRCP, excluding QELP and QMLP, had cash and cash equivalents of $1.1 million and no ability to borrow under the terms of its existing credit agreement. QRCP currently estimates that it will not have enough cash to pay its expenses, including capital expenditures and debt service requirements, after September 15, 2009. This date could be extended if QRCP is able to restructure its debt obligations, issue equity securities and/or sell additional assets. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. We adopted SFAS No. 161 effective January 1, 2009. See Note 4 – Derivative Financial Instruments for the impact to our disclosures.
      The Company adopted FASB Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”), effective January 1, 2009. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and therefore included in the allocation of earnings for purposes of calculating earnings per unit (“EPU”) under the two-class method as required by SFAS No. 128, Earnings per Share. EITF No. 03-6-1 provides that unvested unit-based awards that contain non-forfeitable rights to dividends are participating securities and should be included in the computation of EPU. The Company’s restricted stock units contain non-forfeitable rights to dividends and thus require these awards to be included in the EPU computation. All prior periods have been conformed to the current year presentation. During periods of losses, EPU will not be impacted, as the Company’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the EPU share computation. See Note 7 – Stockholders’ Equity and Earnings per Share.
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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS No. 165 for the period ending June 30, 2009. See Note 12 — Subsequent Events.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard is effective for interim and annual periods ending after September 15, 2009. This standard will not have a material impact on our consolidated financial statements upon adoption.
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
Pro Forma Summary Data Related to Acquisition (Unaudited)
The following unaudited pro forma information summarizes the results of operations for the periods indicated, as if the PetroEdge acquisition had occurred at the beginning of the period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
Pro forma revenue	$59,492	$108,057
Pro forma net income (loss)	$(59,908)	$(87,108)
Pro forma net income (loss) per share — basic and diluted	$(1.84)	$(2.76)
Divestiture
      On February 13, 2009, we divested of approximately 23,000 net undeveloped acres and one well in Lycoming County, Pennsylvania to a private party for approximately $8.7 million. The proceeds were credited to the full cost pool.

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3 — Long-Term Debt
     The following is a summary of QRCP’s long-term debt as of the periods indicated (in thousands):

	June 30,	December 31,
	2009	2008
Borrowings under bank senior credit facilities
QRCP	$29,420	$29,000
Quest Energy:
Quest Cherokee Credit Agreement	174,000	189,000
Second Lien Loan Agreement	33,600	41,200
Quest Midstream	125,098	128,000
Notes payable to banks and finance companies	574	907

Total debt	362,692	388,107
Less current maturities included in current liabilities	54,970	45,013

Total long-term debt	$307,722	$343,094

  Credit Facilities
     QRCP.
     QRCP and Royal Bank of Canada (“RBC”) are parties to an Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), dated as of July 11, 2008, for a $35 million term loan, due and maturing on July 11, 2010.
     At June 30, 2009, $29.4 million was outstanding under the term loan. The weighted average interest rate for the quarter ended June 30, 2009 was 12.25%.
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
     Quest Energy.
     A. Quest Cherokee Credit Agreement.
     Quest Cherokee LLC (“Quest Cherokee”) is a party to an Amended and Restated Credit Agreement, as amended (the “Quest Cherokee Credit Agreement”), with RBC, KeyBank National Association (“KeyBank’) and the lenders party thereto for a $250 million revolving credit

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
facility, which is guaranteed by Quest Energy. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves.
     The borrowing base was $190.0 million as of June 30, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of June 30, 2009 was $174.0 million. At June 30, 2009, Quest Cherokee had $15.0 million available for borrowing, with the remaining $1.0 million supporting letters of credit issued under the Quest Cherokee Credit Agreement. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended June 30, 2009 was 5.09%.
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
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.
     B. Second Lien Loan Agreement.
     Quest Energy and Quest Cherokee are parties to a Second Lien Senior Term Loan Agreement, as amended (the “Second Lien Loan Agreement”), dated as of July 11, 2008, with RBC, KeyBank, Société Générale and the parties thereto for a $45 million term loan due and maturing on September 30, 2009.
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009 and May 15, 2009 and August 17, 2009.
     As of June 30, 2009, $33.6 million was outstanding under the Second Lien Loan Agreement. The weighted average interest rate under the Second Lien Loan Agreement for the quarter ended June 30, 2009 was 11.25%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.
     Quest Midstream.
     Quest Midstream and its wholly-owned subsidiary, Bluestem Pipeline, LLC, have a separate $135 million syndicated revolving credit facility under an Amended and Restated Credit Agreement, as amended (“Quest Midstream Credit Agreement”), with RBC and the lenders party thereto.
     As of June 30, 2009, the amount borrowed under the Quest Midstream Credit Agreement was $125.1 million. The weighted average interest rate for the quarter ended June 30, 2009 was 4.67%.
     Quest Midstream was in compliance with all of its covenants as of June 30, 2009.

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Fair Value of Derivative Financial Instruments

		June 30,	December 31,
Derivative Financial Instruments	Balance Sheet location	2009	2008
Commodity contracts	Derivative financial instruments — Current assets	$35,123	$42,995
Commodity contracts	Derivative financial instruments — Long-term assets	1,876	30,836
Commodity contracts	Derivative financial instruments — Current liabilities	(411)	(12)
Commodity contracts	Derivative financial instruments — Long-term liabilities	(8,153)	(4,230)

Net derivative assets		$28,435	$69,589

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Effect of Derivative Financial Instruments

		Three months ended		Six months ended
		June 30,		June 30,
Derivative Financial Instruments	Statement of Operations location	2009	2008	2009	2008
Commodity contracts	Gain (loss) from derivative financial instruments	$(17,138)	$(105,375)	$22,326	$(149,614)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Realized gains (losses)	$46,646	$(9,059)	$63,480	$(10,270)
Unrealized losses	(63,784)	(96,316)	(41,154)	(139,344)

Gain (loss) from derivative financial instruments	$(17,138)	$(105,375)	$22,326	$(149,614)

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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of June 30, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011		2012		Thereafter		Total
		($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	7,734,720	16,129,060		13,550,302		11,000,004		9,000,003	57,054,089
Weighted-average fixed price per Mmbtu	$7.78	$6.26		$6.80		$7.13		$7.28	$6.91
Fair value, net	$25,150	$5,563		$(316)		$33		$(32)	$30,398
Natural Gas Collars:
Contract volumes (Mmbtu)	375,000	—		—		—		—	375,000
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$—		$—		$—		$—	$11.00
Ceiling	$15.00	$—		$—		$—		$—	$15.00
Fair value, net	$2,464	$—		$—		$—		$—	$2,464
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	7,749,720	16,129,060		13,550,302		11,000,004		9,000,003	57,429,089
Weighted-average fixed price per Mmbtu	$7.94	$6.26		$6.80		$7.13		$7.28	$6.94
Fair value, net	$27,614	$5,563		$(316)		$33		$(32)	$32,862
Basis Swaps:
Contract volumes (Bbl)	—	3,630,000		8,549,998		9,000,000		9,000,003	30,180,001
Weighted-average fixed price per Bbl	$—	$0.63		$0.67		$0.70		$0.71	$0.69
Fair value, net	$—	$(812)		$(1,725)		$(1,436)		$(1,124)	$(5,097)
Crude Oil Swaps:
Contract volumes (Bbl)	18,000	30,000		—		—		—	48,000
Weighted-average fixed price per Bbl	$90.07	$87.50		$—		$—		$—	$88.46
Fair value, net	$323	$347	$		$		$		$670
Total fair value, net	$27,937	$5,098		$(2,041)		$(1,403)		$(1,156)	$28,435

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Effective January 1, 2009, we adopted FSP 157-2, which applies to our nonfinancial assets and liabilities for which we disclose or recognize at fair value on a nonrecurring basis, such as asset retirement obligations and other assets and liabilities. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
June 30, 2009	1	2	3	Collateral*	Value
Derivative financial instruments — assets	$—	$4,952	$32,047	$—	$36,999
Derivative financial instruments — liabilities	—	(368)	(8,196)	$—	(8,564)

Total	$—	$4,584	$23,851	$—	$28,435

December 31, 2008
Derivative financial instruments — assets	$—	$8,866	$64,883	$(4,160)	$69,589
Derivative financial instruments — liabilities	—	(224)	(3,936)	4,160	—

Total	$—	$8,642	$60,947	$—	$69,589

*	Amounts represent the effect of legally enforceable master netting agreements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.
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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Six Months Ended
June 30, 2009
Balance at beginning of period	$60,947
Realized and unrealized gains included in earnings	19,695
Purchases, sales, issuances, and settlements	(56,791)
Transfers into and out of Level 3	—

Balance as of June 30, 2009	$23,851

Note 6 — Asset Retirement Obligations
     The following table reflects the changes to our asset retirement liability for the period indicated (in thousands):

Six Months Ended
June 30, 2009
Asset retirement obligations at beginning of period	$5,922
Liabilities incurred	—
Liabilities settled	—
Accretion	289
Revisions in estimated cash flows	—

Asset retirement obligations at end of period	$6,211

Note 7 — Stockholders’ Equity and Earnings per Share
     Share-Based Payments — The granting of stock awards and options to our employees under our 2005 Omnibus Stock Award Plan (the “Award Plan”), as amended, represent share-based payment transactions that are treated as compensation expense with a corresponding increase to additional paid-in capital. During the six months ended June 30, 2009, 300,000 shares were granted under the Award Plan, all of which were stock options. As of June 30, 2009, there were approximately 797,000 shares available under the Award Plan for future stock awards and options. For the three and six months ended June 30, 2009, total share-based compensation related to stock awards and options was $0.2 million and $0.5 million, compared to $1.1 million and $3.0 million for the comparable periods in 2008, respectively. Share-based compensation is included in general and administrative expense on our statement of operations. Total share-based compensation to be recognized on unvested stock awards and options as of June 30, 2009 is $0.8 million over a weighted average period of 1.21 years.
     Noncontrolling interests — A rollforward of the noncontrolling interests related to QRCP’s investments in Quest Energy and Quest Midstream for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Quest Energy
Beginning of period	$29,378	$126,071	$58,666	$145,364
Contributions, net	—	—	—	(265)
Distributions	—	(3,744)	—	(5,615)
Net income (loss) attributable to non-controlling interest	(13,247)	(39,456)	(42,568)	(56,625)
Stock compensation expense related to QELP unit-based awards	—	8	33	20

End of period	16,131	82,879	16,131	82,879

Quest Midstream
Beginning of period	147,698	148,760	$145,870	$152,021
Contributions, net	—	—	—
Distributions	—	(3,815)	—	(7,630)
Net income (loss) attributable to non-controlling interest	736	(310)	2,403	131
Stock compensation expense related to QMLP unit-based awards	177	113	338	226

End of period	148,611	144,748	148,611	144,748

Total non-controlling interest at end of period	$164,742	$227,627	$164,742	$227,627

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Loss per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated, is as follows (dollars in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic and diluted earnings per share:
Net loss attributable to common stockholders	$(18,019)	$(57,886)	$(69,405)	$(82,981)
Basic and diluted weighted average number of shares:
Common shares	31,867,857	22,844,600	31,798,546	22,742,289
Unvested share-based awards participating	—	—	—	—

Basic and diluted weighted average number of shares:	31,867,857	22,844,600	31,798,546	22,742,289

Basic and diluted net loss attributable to common stockholders per common share	$(0.57)	$(2.53)	$(2.18)	$(3.65)

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
     Because we reported a net loss for the three and six months ended June 30, 2009, participating securities covering 302,049 common shares were excluded from the computation of net loss per share because their effect would have been antidilutive.
Note 8— Impairment of Oil and Gas Properties
     At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our proved reserves using current period-end prices discounted at 10%, and adjusted for related income tax effects (ceiling test). In the event our capitalized costs exceed the ceiling limitation at the end of the reporting date, we subsequently evaluate the limitation based on price changes that occur after the balance sheet date to assess impairment as currently permitted by Staff Accounting Bulletin Topic 12—Oil and Gas Producing Activities. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.
     Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. The computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the March 31, 2009 present value of future net revenues by approximately $122.6 million. As a result of subsequent increases in spot prices, the amount of the ceiling test impairment was reduced to $102.9 million and is included in our condensed consolidated statement of operations. No further impairment was necessary at June 30, 2009. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on level of commodity prices, drilling results and well performance.
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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 9— Commitments and Contingencies
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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     Housel v. Quest Cherokee, LLC, Case No. 06-CV-26-I, District Court of Montgomery County, State of Kansas, filed March 2, 2006
     Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, District Court of Montgomery County, State of Kansas, filed May 5, 2006 (currently on appeal)

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, District Court of Montgomery County, State of Kansas, filed April 16, 2007
     Quest Cherokee, LLC v. David W. Hinkle, et al., Case No. 2006-CV-74, District Court of Labette County, State of Kansas, filed September 5, 2006
     Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, District Court of Wilson County, State of Kansas, filed August 29, 2007
     Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, District Court of Wilson County, State of Kansas, filed September 18, 2008 (settled and dismissed)
     Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, District Court of Neosho County, State of Kansas, filed December 7, 2007, and February 27, 2008
     Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. 04-C-100-PA, District Court of Labette County, State of Kansas, filed on September 1, 2004
     Quest Cherokee and Bluestem were named as defendants in a lawsuit filed by Central Natural Resources, Inc. (“Central Natural Resources”) on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser and has damaged its coal through its drilling and production operations. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the Plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane gas were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. Plaintiff appealed the summary judgment and the Kansas Supreme Court has issued an opinion affirming the District Court’s decision and has remanded the case to the District Court for further proceedings consistent with that decision. Central Natural Resources has filed a motion seeking to dismiss all of its remaining claims, without prejudice, and a journal entry of dismissal has been approved by the District Court.
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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Other
     Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-91, District Court of Neosho County, State of Kansas, filed July 19, 2007; and Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-46, District Court of Wilson County, State of Kansas, filed September 4, 2007
     Quest Cherokee was named as a defendant in two lawsuits filed by Well Refined Drilling Company in the District Court of Neosho County, Kansas (Case No. 2007 CV 91) and in the District Court of Wilson County, Kansas (Case No. 2007 CV 46). In both cases, plaintiff contended that Quest Cherokee owed certain sums for services provided by the plaintiff in connection with drilling wells for Quest Cherokee. Plaintiff had also filed mechanics liens against the oil and gas leases on which those wells are located and also sought foreclosure of those liens. Quest Cherokee had answered those petitions and had denied plaintiff’s claims. The claims in these lawsuits have been settled and dismissed by agreement of all of the parties.
     Barbara Cox v. Quest Cherokee, LLC, Case No. CIV-08-0546, U.S. District Court for the District of New Mexico, filed April 18, 2008
     Quest Cherokee was named in this lawsuit by Barbara Cox. Plaintiff is a landowner in Hobbs, New Mexico and owns the property where the Quest State 9-4 Well was drilled and plugged. Plaintiff alleged that Quest Cherokee violated the New Mexico Surface Owner Protection Act and has committed a trespass and nuisance in the drilling and maintenance of the well. The parties have settled this case and it will be dismissed.
Environmental Matters
     As of June 30, 2009, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.
Financial Advisor Contracts
     On June 26, 2009 Quest Midstream GP entered into an amendment to its original financial advisor agreement which provided that in consideration of a one time payment of $1.75 million, which was paid on July 7, 2009, no additional fees of any kind would be due under the terms of the original agreement other than a fee of $1.5 million if the KPC Pipeline is sold within two years of the date of the amendment. The settlement with the financial advisor was accrued at June 30, 2009 and included in general and administrative expenses for the period then ended.
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
     In January 2009, Quest Energy GP engaged a financial advisor to us in connection with the review of our strategic alternatives. Under the terms of the agreement, the financial advisor received a one-time advisory fee of $50,000 in January 2009 and was entitled to additional monthly advisory fees of $25,000 for a minimum period of six months payable on the last day of the month beginning January 31, 2009. In addition, the financial advisor was entitled to inestimable fees if certain transactions occur. On July 1, 2009, Quest Energy GP entered into an amendment to its original financial advisor agreement, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, which amount was paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     Based on the information available at this time, we have estimated the fair value of the assets and liabilities obtained in connection with the settlement. As additional information becomes available other assets and/or liabilities may be identified and recorded.
The estimated fair value of the assets and liabilities received is as follows (in thousands):

	QRCP	QELP		Total
Cash, net of legal expenses	$2,420	$—		$2,420
Oil & gas properties	896	1,076		1,972
Other assets	50	—		50
Current liabilities	—	(326)		(326)
Long-term debt	—	(719)		(719)
			)
Net assets received	$3,366	$31		$3,397
			)
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

QUEST RESOURCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 11 — Operating Segments
     Operating segment data for the periods indicated is as follows (in thousands):

			Other and
	Oil and Gas	Natural Gas	Intersegment
	Production	Pipelines	Eliminations	Total
Three Months Ended June 30, 2009:
Total revenues	$16,107	$19,616	$(12,030)	$23,693
Inter-segment revenues	—	(12,030)	12,030	—

Third-party revenues	$16,107	$7,586	$—	$23,693

Segment operating profit (loss)	$(8,233)	$8,705	$—	$472

Three Months Ended June 30, 2008:
Total revenues	$49,144	$15,823	$(8,675)	$56,292
Inter-segment revenues	—	(8,675)	8,675	—

Third-party revenues	$49,144	$7,148	$—	$56,292

Segment operating profit	$15,615	$3,438	$—	$19,053

Six Months Ended June 30, 2009:
Total revenues	$38,382	$39,926	$(24,537)	$53,771
Inter-segment revenues	—	(24,537)	24,537	—

Third-party revenues	$38,382	$15,389	$—	$53,771

Segment operating profit (loss)	$(121,205)	$17,887	$—	$(103,318)

Six Months Ended June 30, 2008:
Total revenues	$87,458	$31,387	$(17,338)	$101,507
Inter-segment revenues	—	(17,338)	17,338	—

Third-party revenues	$87,458	$14,049	$—	$101,507

Segment operating profit	$24,233	$7,782	$—	$32,015

Identifiable assets:
June 30, 2009	$175,040	$329,470	$—	$504,510
December 31, 2008	$311,592	$338,584	$—	$650,176
     The following table reconciles segment operating profits reported above to loss before income taxes and noncontrolling interests (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment operating profit (loss) (1)	$472	$19,053	$(103,318)	$32,015
General and administrative expenses	(10,486)	(6,198)	(18,368)	(11,941)
Recovery of misappropriated funds net of liabilities assumed	3,397	—	3,397	—
Gain (loss) from derivative financial instruments	(17,138)	(105,375)	22,326	(149,614)
Interest expense, net	(6,858)	(5,174)	(13,746)	(10,057)
Other income (expense) and gain on sale of assets	83	42	139	122

Loss before income taxes	$(30,530)	$(97,652)	$(109,570)	$(139,475)

(1)    Segment operating profit represents total revenues less costs and expenses directly attributable thereto.
Note 12 - Subsequent Events
     We evaluated our activity after June 30, 2009 until the date of issuance, August 17, 2009, for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes and determined there were none.

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

     We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. The forward looking statements in this report only speak as of the date of this report; we disclaim any obligation to update these statements unless required by securities laws, and we caution you to not rely on them unduly. When considering our forward- looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report, and the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (our “2008 Form 10-K/A”).
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
     Our principal oil and gas production operations are located in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma; Seminole County, Oklahoma; and West Virginia, New York and Pennsylvania in the Appalachian Basin. Our Cherokee Basin operations are primarily focused on developing CBM gas production through Quest Energy Partners, L.P. (“Quest Energy” or “QELP”) and our Appalachian Basin operations are primarily focused on the development of natural gas production from the Marcellus Shale through QELP and Quest Eastern Resource LLC (“Quest Eastern”).
     Our principal natural gas pipelines operations consist of a gas gathering pipeline network that primarily serves our Cherokee Basin producing properties and an interstate natural gas transmission pipeline. Both of these systems are owned through Quest Midstream Partners, L.P. (“Quest Midstream” or QMLP”). In addition, we own a small gathering line in the Appalachian Basin that serves Quest Eastern’s and Quest Energy’s producing properties.
     Unless otherwise indicated, references to “us,” “we,” “our,” the “Company” or “QRCP” include our subsidiaries and controlled affiliates.
     Since we control the general partner interests in Quest Energy and Quest Midstream, we reflect our ownership interest in these partnerships on a consolidated basis, which means that our financial results are combined with Quest Energy’s and Quest Midstream’s financial results and the results of our subsidiaries. The interest owned by non-controlling partners’ share of income is reflected as noncontrolling interests in our results of operations. Since the initial public offering of Quest Energy in November 2007, QRCP’s potential sources of revenue and cash flows consists almost exclusively of distributions on its partnership units in Quest Energy and Quest Midstream, because QRCP’s Appalachian assets largely consist of undeveloped acreage. Our consolidated results of operations are derived from the results Quest Energy’s and Quest Midstream’s operations as well the results of Quest Eastern’s operations related to the Appalachian Basin and our general and administrative expenses and our interest income (expense). Accordingly, the discussion of our financial position and results of operations in this Management’s Discussion and Analysis of Financial Condition and Results of Operations primarily reflects the operating activities and results of operations of Quest Energy and Quest Midstream.
Operating Highlights
     The Company’s significant operational highlights by area during the second quarter of 2009 include:
•	Increased natural gas production by approximately 297,000 Mcf from the prior year quarter.

•	Increased oil production by approximately 2,000 Bbls from the prior year quarter.

•	Increased total production by approximately 309,000 Mcfe from the prior year quarter.

•	Reduced oil and gas production costs by $1.11 per Mcfe from the prior year quarter.

Financial Highlights
     The Company’s significant financial highlights during the first half of 2009 include:
•	Reduced total debt by $25.4 million from December 31, 2008.

•	Increased cash and cash equivalents by $28.6 million from December 31, 2008.

•	Repriced derivatives and received $26 million
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
     The second impact to the industry is that fear of global recession has resulted in a significant decline in oil and gas prices and the differential from NYMEX pricing to our sales point for our Cherokee Basin gas production has widened to unprecedented levels of volatility. While the differential has narrowed some, the volatility remains.
     Our operations and financial condition are significantly impacted by these prices. On June 30, 2009, the spot market price for natural gas at Henry Hub was $ 3.89 per Mmbtu, a 70.3% decrease from June 30, 2008. The price of oil has shown similar volatility, with a $69.79 per Bbl spot market price for oil at Cushing, Oklahoma at June 30, 2009, a 50.1% decrease from June 30, 2008. In the second quarter of 2009, our average realized prices for oil and natural gas were $73.83 per Bbl and $2.72 per Mcf, respectively, compared with second quarter 2008 average realized prices of $111.25 per Bbl and $9.28 per Mcf, respectively. It is impossible to predict the duration or outcome of these price declines or the long-term impact on drilling and operating costs and the impacts, whether favorable or unfavorable, to our results of operations and liquidity. Natural gas prices came under pressure in the second half of 2008, and continued into 2009 as a result of lower domestic product demand that was caused by the weakening economy and concerns over excess supply of natural gas. In the Cherokee Basin, where we produce and sell most of our gas, there has been a widening of the historical discount of prices in the area to the NYMEX pricing point at Henry Hub as a result of elevated levels of natural gas drilling activity in the region and a lack of pipeline takeaway capacity. During the second quarter of 2009, this discount (or basis differential) in the Cherokee Basin ranged from $0.67 per Mmbtu to $1.06 per Mmbtu. Due to our relatively low level of oil production relative to gas and our existing commodity hedge positions, the volatility of oil prices had less of an effect on our operations.
  Suspension of Distributions and Asset Sale
     Distributions on all of Quest Energy’s and Quest Midstream’s units continue to be suspended. Since these distributions would have been substantially all of QRCP’s cash flows for 2009, the loss of these distributions was material to QRCP’s financial position. QRCP received cash distributions from Quest Energy and Quest Midstream of $7.9 million for the six months ended June 30, 2008 and did not receive any cash distributions from Quest Energy and Quest Midstream for the six months ended June 30. 2009.
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

      Based on the information available at this time, we have estimated the fair value of the assets and liabilities obtained in connection with the settlement. As additional information becomes available other assets and/or liabilities may be identified and recorded.

The estimated fair value of the assets and liabilities received is as follows (in thousands):

	QRCP	QELP	Total
Cash, net of legal expenses	$2,420	$—	$2,420
Oil & gas properties	896	1,076	1,972
Other assets	50	—	50
Current liabilities	—	(326)	(326)
Long-term debt	—	(719)	(719)

Net assets received	$3,366	$31	$3,397

Recombination
     On July 2, 2009, we entered into an Agreement and Plan of Merger (“The Merger Agreement”) with Quest Energy, Quest Midstream, and other parties thereto pursuant to which we would form a new, yet to be named, publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities (the “Recombination”).
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
     Upon completion of the Recombination, the equity of New Quest would be owned approximately 44% by current Quest Midstream common unitholders, approximately 33% by QELP’s current common unitholders (other than QRCP), and approximately 23% by our current stockholders.
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
Quest Energy
     Quest Energy is a party, as a guarantor, to an Amended and Restated Credit Agreement with Quest Cherokee, as the borrower, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto (together with all amendments, the “Quest Cherokee Credit Agreement”). Concurrent with the PetroEdge acquisition, Quest Energy and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the Quest Cherokee Credit Agreement, the “Quest Cherokee Agreements”).
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
Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes, which are included elsewhere in this report.
     Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$16,107	$49,144	$38,382	$87,458
Natural gas pipelines	19,616	15,823	39,926	31,387
Elimination of inter-segment revenue	(12,030)	(8,675)	(24,537)	(17,338)

Natural gas pipelines, net of inter-segment revenue	7,586	7,148	15,389	14,049

Total segment revenues	$23,693	$56,292	$53,771	$101,507

Operating profit (loss):
Oil and gas production	$(8,233)	$15,615	$(121,205)	$24,233
Natural gas pipelines	8,705	3,438	17,887	7,782

Total segment operating profit (loss)	472	19,053	(103,318)	32,015
General and administrative expenses	(10,486)	(6,198)	(18,368)	(11,941)
Recovery of misappropriated funds, net of liabilities assumed	3,397	—	3,397	—

Total operating income (loss)	$(6,617)	$12,855	$(118,289)	$20,074

     Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$16,107	$49,144	$(33,037)	(67.2)%
Oil and gas production costs	$7,274	$12,631	$(5,357)	(42.4)%
Transportation expense (intercompany)	$12,030	$8,675	$3,355	38.7%
Depreciation, depletion and amortization	$5,036	$12,223	$(7,187)	(58.8)%

Production Data:
Natural gas production (Mmcf)	5,392	5,095	297	5.8%
Oil production (Mbbl)	19	17	2	11.8%
Total production (Mmcfe)	5,506	5,197	309	5.9%
Average daily production (Mmcfe/d)	60.5	57.1	3.4	6.0%

	Three Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Average Sales Price per Unit:
Natural gas (Mcf)	$2.72	$9.28	$(6.56)	(70.7)%
Oil (Bbl)	$73.83	$111.25	$(37.42)	(33.6)%
Natural gas equivalent (Mcfe)	$2.93	$9.46	$(6.53)	(69.0)%
Average Unit Costs per Mcfe:
Production costs	$1.32	$2.43	$(1.11)	(45.7)%
Transportation expense (intercompany)	$2.18	$1.67	$0.51	30.5%
Depreciation, depletion and amortization	$0.91	$2.35	$1.44	(61.3)%
     Oil and Gas Sales. Oil and gas sales decreased $33.0 million, or 67.2%, to $16.1 million during the three months ended June 30, 2009. This decrease was the result of a decrease in average realized prices, offset by a small increase in volumes. The decrease in average realized prices resulted in decreased revenues of $36.0 million. Our average realized prices on an equivalent basis (Mcfe), decreased to $2.93 per Mcfe for the three months ended June 30, 2009 from $9.46 per Mcfe for the three months ended June 30, 2008. Offsetting this decrease were additional volumes of 297 Mmcfe, accounting for an increase in revenues by $3.0 million. The increased volumes primarily resulted from the PetroEdge acquisition.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses decreased $2.0 million, or 9.4%, to $19.3 million during the three months ended June 30, 2009, from $21.3 million during the three months ended June 30, 2008.
     Oil and gas production costs decreased $5.4 million, or 42.4%, to $7.3 million during the three months ended June 30, 2009, from $12.6 million during the three months ended June 30, 2008. This decrease was primarily due cost-cutting measures implemented in the third quarter of 2008. Field headcount was reduced by 31.9% while simultaneously reducing overtime hours for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The reductions came at the same time we absorbed the operations of PetroEdge which increased our total production, further reducing our cost per Mcfe. Production costs including gross production taxes and ad valorem taxes were $1.32 per Mcfe for the three months ended June 30, 2009 as compared to $2.43 per Mcfe for the three months ended June 30, 2008. The decrease in per unit cost was due to the cost-cutting measure discussed above, as well as higher volumes over which to spread fixed costs.
     Transportation expense increased $3.4 million, or 38.7%, to $12.0 million during the three months ended June 30, 2009, from $8.7 million during the three months ended June 30, 2008. The increase was due to an increase in the contracted transportation fee and increased volumes. Transportation expense was $2.18 per Mcfe for the three months ended June 30, 2009 as compared to $1.67 per Mcfe for the three months ended June 30, 2008. Transportation expense per Mcfe is greater than our contracted rate due to third-party volumes being transported at our contracted rates for which we do not get reimbursed the full contracted rate.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization decreased approximately $7.2 million, or 58.8%, in the 2009 period to $5.0 million from $12.2 million during the three months ended June 30, 2008. On a per unit basis, we had an decrease of $1.44 per Mcfe to $0.91 per Mcfe in 2009 from $2.35 per Mcfe in 2008. This decrease was primarily due to the impairment of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009, which decreased our rate per unit, as well as the resulting decrease in the depletable pool.
Natural Gas Pipelines Segment
Natural gas pipelines segment data for the periods indicated are as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008	Increase/ (Decrease)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$7,586	$7,148	$438	6.1%
Gas pipeline revenue — Intercompany	12,030	8,675	3,355	38.7%

Total natural gas pipeline revenue	$19,616	$15,823	$3,793	24.0%
Pipeline operating expense	$6,861	$8,164	$(1,303)	(16.0)%
Depreciation and amortization expense	$4,050	$4,221	$(171)	(4.1)%
Throughput Data (Mmcf):
Throughput — Third Party	2,651	1,455	1,196	82.2%
Throughput — Intercompany	6,224	6,201	23	0.4%

Total throughput (Mmcf)	8,875	7,656	1,219	15.9%
Average Pipeline Operating Costs per Mmcf:
Pipeline operating expense	$0.77	$1.07	$(0.30)	(28.0)%
Depreciation and amortization	$0.46	$0.55	$(0.09)	(16.4)%
     Pipeline Revenue. Total natural gas pipeline revenue increased $3.8 million, or 24.0%, to $19.6 million during the three months ended June 30, 2009, from $15.8 million during the three months ended June 30, 2008.
     Third party natural gas pipeline revenue increased $0.4 million, or 6.1%, to $7.6 million during the three months ended June 30, 2009, from $7.1 million during the three months ended June 30, 2008. The increase was primarily due to a higher contract rate in 2009, as well as higher throughput volumes during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
     Intercompany natural gas pipeline revenue increased $3.4 million, or 38.7%, to $12.0 million during the three months ended June 30, 2009, from $8.7 million during the three months ended June 30, 2008. The increase was primarily due to a higher contracted rate in 2009, as well as a 0.4% increase in throughput volumes from our Cherokee Basin properties
     Pipeline Operating Expense. Pipeline operating expense decreased $1.3 million, or 16.0%, to $6.9 million during the three months ended June 30, 2009, from $8.2 million during the three months ended June 30, 2008. Pipeline operating costs per unit decreased $0.30 per Mmcf during the three months ended June 30, 2009, from $1.07 per Mmcf to $0.77 per Mmcf. The decrease in per unit cost was the result of higher volumes, over which to spread fixed costs, as well as our cost-cutting efforts implemented in the third quarter of 2008.
     Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million, or 4.1%, to $4.1 million during the three months ended June 30, 2009, from $4.2 million during the three months ended June 30, 2008. Depreciation and amortization per unit decreased $0.09, or 16.4%, to $0.46 per Mmcfe for the three months ended June 30, 2009 from $0.55 per Mmcf for the three months ended June 30, 2008. The decrease in per unit cost is due to an increase in throughput volumes.
Unallocated Items
The following is a discussion of items not allocated to either of our segments.
     General and Administrative Expenses. General and administrative expenses increased $4.3 million, or 69.2%, to $10.5 million during the three months ended June 30, 2009, from $6.2 million during the three months ended June 30, 2008. The increase is primarily due to increased legal, investment banker, audit and other professional fees in connection with the restatement and reaudits of our financial statements and recombination activities partially offset by reduced stock compensation expense.
     Loss from Derivative Financial Instruments. Loss from derivative financial instruments decreased $88.3 million to $17.1 million for the three months ended June 30, 2009, from $105.4 million for the three months ended June 30, 2008. We recorded a $63.8 million unrealized loss and $46.6 million realized gain on our derivative contracts for the three months ended June 30, 2009 compared to a $96.3 million unrealized loss and $9.1 million realized loss for the three months ended June 30, 2008. Unrealized gains and losses are attributable to changes in oil natural gas prices and volumes hedged from one period end to another. In June 2009, we amended or exited certain of our above market natural gas price derivative contracts for periods beginning in the second quarter of 2010 through the fourth quarter of 2012. In return, we received approximately $26 million. Concurrent with this, the strike prices on the derivative contracts that we did not exit were set to market prices at the time and we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013.
     Interest expense, net. Interest expense, net, increased $1.7 million, or 32.5%, to $6.9 million during the three months ended June 30, 2009, from $5.2 million during the three months ended June 30, 2008. The increase is primarily due to a higher average outstanding debt balance for the three months ended June 30. 2009 compared to the three months ended June 30, 2008.

     Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$38,382	$87,458	$(49,076)	(56.1)%
Oil and gas production costs	$14,960	$23,037	$(8,077)	(35.1)%
Transportation expense (intercompany)	$24,537	$17,338	$7,199	41.5%
Depreciation, depletion and amortization	$17,188	$22,851	$(5,663)	(24.8)%

Production Data:
Natural gas production (Mmcf)	10,809	10,061	748	7.4%
Oil production (BBbl)	40	28	12	42.9%
Total production (Mmcfe)	11,049	10,228	821	8.0%
Average daily production (Mmcfe/d)	61.0	56.2	4.8	8.5%
Average Sales Price per Unit:
Natural gas (Mcf)	$3.28	$8.40	$(5.12)	61.0%

Oil (Bbl)	$73.47	$105.96	$(32.49)	(30.7)%
Natural gas equivalent (Mcfe)	$3.47	$8.55	$(5.08)	(59.4)%
Average Unit Costs per Mcfe:
Production costs	$1.35	$2.25	$(0.90)	(40.0)%
Transportation expense (intercompany)	$2.22	$1.70	$0.52	30.6%
Depreciation, depletion and amortization	$1.56	$2.23	$(0.67)	(30.0)%
     Oil and Gas Sales. Oil and gas sales decreased $49.1 million, or 56.1%, to $38.4 million for the six months ended June 30, 2009 from $87.5 million for the six months ended June 30, 2008. This decrease was, primarily, the result of a decrease in average realized sales prices, offset, partially, by an increase in volumes. The decrease in average realized sales prices resulted in a decrease in revenues of $56.1 million. Our average realized prices on an equivalent basis (Mcfe), decreased to $3.47 per Mcfe for the six months ended June 30, 2009 period from $8.55 per Mcfe for the six months ended June 30, 2008. Offsetting this decrease were additional volumes of 821 Mmcfe, accounting for an increase in revenues of $7.0 million. The increased volumes primarily resulted from the PetroEdge acquisition.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses decreased $0.9 million, or 2.2%, to $39.5 million during the six months ended June 30, 2009, from $40.4 million during the six months ended June 30, 2008.
     Oil and gas production costs decreased $8.1 million, or 35.1%, to $15.0 million during the six months ended June 30, 2009, from $23.0 million during the six months ended June 30, 2008. This decrease was primarily due cost-cutting measures implemented in the third quarter of 2008. Field headcount was reduced by 29.7% while simultaneously reducing overtime hours for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The reductions came at the same time we absorbed the operations of PetroEdge which increased our total production, further reducing our cost per Mcfe. Production costs including gross production taxes and ad valorem taxes were $1.35 per Mcfe for the six months ended June 30, 2009 as compared to $2.25 per Mcfe for the six months ended June 30, 2008. The decrease in per unit cost was due to the cost-cutting measure discussed above, as well as higher volumes over which to spread fixed costs.

     Transportation expense increased $7.2 million, or 41.5%, to $24.5 million during the six months ended June 30, 2009, from $17.3 million during the six months ended June 30, 2008. The increase was primarily due to the increase in the contracted rate in 2009 compared to 2008, as well as increased volumes of 821 Mmcfe. The per unit cost increased $0.52 per Mcfe to $2.22 per Mcfe for the six months ended June 30, 2009 as compared to $1.70 per Mcfe for the six months ended June 30, 2008.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization decreased approximately $5.7 million, or 24.8%, in the 2009 period to $17.2 million from $22.9 million in 2008. On a per unit basis, we had an decrease of $0.67 per Mcfe to $1.56 per Mcfe in 2009 from $2.23 per Mcfe in 2008. This decrease was primarily due to the impairment of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009, which decreased our rate per unit, as well as the resulting decrease in the depletable pool.
Natural Gas Pipelines Segment
Natural gas pipelines segment data for the periods indicated are as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008	Increase/ (Decrease)
		(Restated)
		($ in thousands)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$15,389	$14,049	$1,340	9.5%
Gas pipeline revenue — Intercompany	24,537	17,338	7,199	41.5%

Total natural gas pipeline revenue	$39,926	$31,387	$8,539	27.2%
Pipeline operating expense	$14,021	$15,122	$(1,101)	(7.3)%
Depreciation and amortization expense	$8,018	$8,482	$(464)	(5.5)%
Throughput Data (Mmcf):
Throughput — Third Party	7,040	5,962	1,078	18.1%
Throughput — Intercompany	12,644	12,284	360	2.9%

Total throughput (Mmcf)	19,684	18,246	1,438	7.9%
Average Pipeline Operating Costs per Mmcf:
Pipeline operating expense	$0.71	$0.83	$(0.12)	(14.5)%
Depreciation and amortization	$0.41	$0.46	$(0.05)	(10.9)%
     Pipeline Revenue. Total natural gas pipeline revenue increased $8.5 million, or 27.2%, to $39.9 million during the six months ended June 30, 2009, from $31.4 million during the six months ended June 30, 2008.
     Third party natural gas pipeline revenue increased $1.3 million, or 9.5%, to $15.4 million during the six months ended June 30, 2009, from $14.0 million during the six months ended June 30, 2008. The increase was primarily due to increased volumes of 1,078 Mmcf.
     Intercompany natural gas pipeline revenue increased $7.2 million, or 41.5%, to $24.5 million during the six months ended June 30, 2009, from $17.3 million during the six months ended June 30, 2008. The increase is primarily due to the increase in contracted rate for 2009, as well as a 2.9% increase in throughput volumes from our Cherokee Basin properties.
     Pipeline Operating Expense. Pipeline operating expense decreased $1.1 million, or 7.3%, to $14.0 million during the six months ended June 30, 2009, from $15.1 million during the six months ended June 30, 2008. This decrease is primarily due to our cost-cutting initiatives that began in the third quarter of 2008. Pipeline operating costs per unit decreased $0.12 per Mmcf during 2008, from $0.83 per Mmcf to $0.71 per Mmcf. The decrease in per unit cost was the result of the cost-cutting efforts, as well as higher volumes over which to spread fixed costs.

     Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million, or 5.5%, to $8.0 million during the six months ended June 30, 2009, from $8.5 million during the six months ended June 30, 2008.
Unallocated Items
The following is a discussion of items not allocated to either of our segments.
     General and Administrative Expenses. General and administrative expenses increased $6.5 million, or 53.8%, to $18.4 million during the six months ended June 30, 2009, from $11.9 million during the six months ended June 30, 2008. The increase is primarily due to the internal investigation and restatements and reaudits, increased legal and consulting expense due to the reaudits and restatements partially offset by reduced stock compensation expense.
     Gain (loss) from derivative financial instruments. Gain from derivative financial instruments increased $171.9 million to $22.3 million during the six months ended June 30, 2009, from a loss of $149.6 million during the six months ended June 30, 2008. We recorded a $41.2 million unrealized loss and $63.5 million realized gain on our derivative contracts for the six months ended June 30, 2009 compared to a $139.3 million unrealized loss and $10.3 million realized loss for the six months ended June 30, 2008. The increase in realized gain was due to the $26 million cash received as a result of exiting certain of our above market derivative financial instruments.
     Interest expense. Interest expense increased $3.7 million, or 36.7%, to $13.7 million during the six months ended June 30, 2009, from $10.1 million during the six months ended June 30, 2008. The increase is primarily due to a higher average outstanding debt balance for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Liquidity and Capital Resources
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
           At June 30, 2009, Quest Energy had $1.0 million of availability under its revolving credit facility. In July 2009, the borrowing base under its credit agreement was reduced from $190 million to $160 million, which, following the principal payment of $15.0 million Quest Energy made on June 30, 2009, resulted in the outstanding borrowings under the credit facility exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On July 8, 2009, Quest Energy repaid the $14 million Borrowing Base Deficiency.
           At June 30, 2009, Quest Midstream had $125.1 million outstanding and $9.9 million of availability under its revolving credit facility.
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
           As of June 30, 2009, QRCP, excluding QELP and QMLP, had cash and cash equivalents of $1.1 million and no ability to borrow under the terms of its existing credit agreement. QRCP currently estimates that it will not have enough cash to pay its expenses, including capital expenditures and debt service requirements, after September 15, 2009. This date could be extended if QRCP is able to restructure its debt obligations, issue equity securities and/or sell additional assets.
     Cash Flows from Operating Activities. Cash flows from operating activities totaled $51.9 million for the six months ended June 30, 2009 compared to cash flows from operations of $50.2 million for the six months ended June 30, 2008. Cash from operating activities increased due to the $26 million of cash received as a result of exiting certain of our above market derivative financial instruments in June 2009. This increase was offset by lower revenues as a result of lower realized sales prices for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.
     Cash Flows from Investing Activities. Net cash flows from investing activities totaled $3.3 million for the six months ended June 30, 2009 as compared to cash flows from investing activities of $(97.2) million for the six months ended June 30, 2008. The following table sets forth our capital expenditures by major categories for the six months ended June 30, 2009. This increase in cash provided is primarily the result of reduced capital expenditures and proceeds from sale of oil and gas properties during the six months ended June 30, 2009 compared to the same period in 2008.

Six Months Ended
June 30, 2009
(In thousands)
Capital expenditures:
Leasehold acquisition	$3,662
Development	787
Pipelines	578
Other items	229

Total capital expenditures	$5,256

     Cash Flows from Financing Activities. Net cash flows from financing activities totaled $(26.5) million for the six months ended June 30, 2009 as compared to cash flows from financing activities of $61.8 million for the six months ended June 30, 2008. The cash provided from financing activities during 2008 was primarily due to the borrowings of $79.0 million, while the cash used for the six months ended June 30, 2009, was primarily due to the repayment of $27.6 million of revolver and note borrowings.
      Working Capital Deficit. At June 30, 2009, we had current assets of $115.3 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $35.1 million and $0.4 million, respectively) was a deficit of $9.9 million at June 30, 2009, compared to a working capital deficit (excluding the short-term derivative asset and liability of $43.0 million and $12,000, respectively) of $41.5 million at December 31, 2008.
  Sources of Liquidity in 2009 and Capital Requirements
     Credit Agreements
     QRCP.
     QRCP and Royal Bank of Canada (“RBC”) are parties to an Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), dated as of July 11, 2008, for a $35 million term loan, due and maturing on July 11, 2010.
     At June 30, 2009, $29.4 million was outstanding under the term loan. The weighted average interest rate for the quarter ended June 30, 2009 was 12.25%.
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
     The borrowing base was $190.0 million as of June 30, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of June 30, 2009 was $174.0 million. At June 30, 2009, Quest Cherokee had $16.0 million available for borrowing. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended June 30, 2009 was 5.09%.
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
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.
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
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     As of June 30, 2009, $33.6 million was outstanding under the Second Lien Loan Agreement. The weighted average interest rate under the Second Lien Loan Agreement for the quarter ended June 30, 2009 was 11.25%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.

     Quest Midstream.
     Quest Midstream and its wholly-owned subsidiary, Bluestem Pipeline, LLC, have a separate $135 million syndicated revolving credit facility under an Amended and Restated Credit Agreement, as amended (“Quest Midstream Credit Agreement”), with RBC and the lenders party thereto.
     As of June 30, 2009, the amount borrowed under the Quest Midstream Credit Agreement was $125.1 million. The weighted average interest rate for the quarter ended June 30, 2009 was 4.67%.
     Quest Midstream was in compliance with all of its covenants as of June 30, 2009.
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
     On July 1, 2009, Quest Energy GP, LLC entered into an amendment to its original agreement with its financial advisor, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, which amount was paid upon execution of the amendment. Fees through June 2009, have been expensed and properly accrued as of June 30, 2009. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
Off-balance Sheet Arrangements
     At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

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
     The following table summarize the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts as of June 30, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011		2012		Thereafter		Total
		($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	7,734,720	16,129,060		13,550,302		11,000,004		9,000,003	57,054,089
Weighted-average fixed price per Mmbtu	$7.78	$6.26		$6.80		$7.13		$7.28	$6.91
Fair value, net	$25,150	$5,563		$(316)		$33		$(32)	$30,398
Natural Gas Collars:
Contract volumes (Mmbtu)	375,000	—		—		—		—	375,000
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$—		$—		$—		$—	$11.00
Ceiling	$15.00	$—		$—		$—		$—	$15.00
Fair value, net	$2,464	$—		$—		$—		$—	$2,464
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	7,749,720	16,129,060		13,550,302		11,000,004		9,000,003	57,429,089
Weighted-average fixed price per Mmbtu	$7.94	$6.26		$6.80		$7.13		$7.28	$6.94
Fair value, net	$27,614	$5,563		$(316)		$33		$(32)	$32,862
Basis Swaps:
Contract volumes (Bbl)	—	3,630,000		8,549,998		9,000,000		9,000,003	30,180,001
Weighted-average fixed price per Bbl	$—	$0.63		$0.67		$0.70		$0.71	$0.69
Fair value, net	$—	$(812)		$(1,725)		$(1,436)		$(1,124)	$(5,097)
Crude Oil Swaps:
Contract volumes (Bbl)	18,000	30,000		—		—		—	48,000
Weighted-average fixed price per Bbl	$90.07	$87.50		$—		$—		$—	$88.46
Fair value, net	$323	$347	$		$		$		$670
Total fair value, net	$27,937	$5,098		$(2,041)		$(1,403)		$(1,156)	$28,435
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
     In connection with the preparation of our 2008 Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control – Integrated Framework issued be the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified numerous control deficiencies that constituted material weaknesses as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008, which continue to exist at June 30, 2009:
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009. Notwithstanding this determination, our management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Remediation Plan
     Our management, under new leadership as described below, has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment. In May 2009, Mr. David Lawler was appointed Chief Executive Officer (our principal executive officer). In January 2009, Mr. Eddie LeBlanc was appointed Chief Financial Officer (our principal financial and accounting officer). The design and implementation of these and other remediation efforts are the commitment and responsibility of this new leadership team.
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
Changes in Internal Control Over Financial Reporting
     Except as described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS

2.1*	Agreement and Plan of Merger, dated as of July 2, 2009, by and among Quest Holdings Corp., Quest Resource Corporation, Quest Midstream Partners, L.P., Quest Energy Partners, L.P., Quest Midstream GP, LLC, Quest Energy GP, LLC, Quest Resource Acquisition Corp., Quest Energy Acquisition, LLC, Quest Midstream Holdings Corp. and Quest Midstream Acquisition, LLC (incorporated herein by reference to Exhibit 2.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

4.1*	Amendment No. 1 to the Rights Agreement, dated as of July 2, 2009, between Quest Resource Corporation and Computershare Trust Company, N.A., as successor rights agent to UMB Bank, N.A. (incorporated herein by reference to Exhibit 4.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

10.1*	Settlement Agreement by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P. and Jerry D. Cash, dated May 19, 2009 (incorporated herein by reference to Exhibit 10.31 to Quest Energy Partners, L.P.’s Annual Report on Form 10-K filed on June 16, 2009).

10.2*	Full and Final Settlement Agreement and Mutual Release, by and among Quest Resource Corporation, Quest Energy Partners, L.P. Midstream Partners, L.P., Rockport Energy, LLC, Rockport Georgetown Partners, LLC, Rockport Georgetown Holdings, LP, Jerry D. Cash, Bryan T. Simmons and Steven Hochstein, dated May 19, 2009 (incorporated herein by reference to Exhibit 10.32 to Quest Energy Partners, L.P.’s Annual Report on Form 10-K filed on June 16, 2009).

10.3*	Third Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on June 23, 2009).

10.4*	Amended and Restated Intercreditor Agreement and Collateral Agency Agreement, dated as of June 18, 2009, by and among Royal Bank of Canada, BP Corporation North America, Inc. and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 10.2 to Quest Resource Corporation’s Current Report on Form 8-K filed on June 23, 2009).

10.5*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2009, by and among the Company, Royal Bank of Canada and the Guarantors party thereto (incorporated herein by reference to Exhibit 10.62 to Quest Resource Corporation’s Annual Report on Form 10-K filed on June 2, 2009).

10.6*	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2009, by and among Quest Resource Corporation, Royal Bank of Canada and the Guarantors party thereto (incorporated herein by reference to Exhibit 10.4 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

10.7*	First Amendment to Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Oil & Gas, LLC for the benefit of Royal Bank of Canada, dated May 29, 2009 (incorporated herein by reference to Exhibit 10.67 to Quest Resource Corporation’s Annual Report on Form 10-K filed on June 2, 2009).

10.8*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2009, among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Required Lenders party thereto (incorporated herein by reference to Exhibit 10.5 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

10.9*	Second Amendment to Second Lien Senior Term Loan Agreement, dated as of June 30, 2009, among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Required Lenders party thereto (incorporated herein by reference to Exhibit 10.6 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

10.10*	Support Agreement, dated as of July 2, 2009, among Quest Resource Corporation, Quest Midstream Partners, L.P., Quest Energy Partners, L.P. and each of the unitholders of Quest Midstream Partners, L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

10.11*	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, effective as of July 1, 2009, by and among Quest Midstream Partners, L.P., Quest Midstream GP, LLC, Quest Resource Corporation and the Investors party thereto (incorporated herein by reference to Exhibit 10.2 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

10.12*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of Quest Midstream Partners, L.P., dated July 1, 2009, by and among Quest Midstream GP, LLC, Quest Resource Corporation and the Limited Partners party thereto (incorporated herein by reference to Exhibit 10.3 to Quest Resource Corporation’s Current Report on Form 8-K filed on July 7, 2009).

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
     PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreement referenced above as exhibit to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibit. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

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