Form 10-Q
period 2009-09-30
QUEST RESOURCE CORP
filed 2009-11-05
CIK 775351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of November 2, 2009, the issuer had 32,042,642 shares of common stock outstanding.

QUEST RESOURCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,948	$13,785
Restricted cash	702	559
Accounts receivable — trade, net	10,561	16,715
Other receivables	3,474	9,434
Other current assets	1,643	2,858
Inventory	10,800	11,420
Current derivative financial instrument assets	19,625	42,995

Total current assets	80,753	97,766
Oil and gas properties under full cost method of accounting, net	43,048	172,537
Pipeline assets, net	302,572	310,439
Other property and equipment, net	20,358	23,863
Other assets, net	8,188	14,735
Long-term derivative financial instrument assets	4,653	30,836

Total assets	$459,572	$650,176

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,747	$35,804
Revenue payable	4,281	8,309
Accrued expenses	7,434	7,138
Current portion of notes payable	41,019	45,013
Current derivative financial instrument liabilities	1,413	12

Total current liabilities	69,894	96,276

Long-term derivative financial instrument liabilities	5,294	4,230
Asset retirement obligations	6,346	5,922
Notes payable	302,535	343,094

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value; authorized shares — 50,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000; issued — 32,073,132 and 32,224,643 at September 30, 2009 and December 31, 2008, respectively, outstanding — 31,890,945 and 31,720,312 at September 30, 2009 and December 31, 2008, respectively	33	33
Additional paid-in capital	299,134	298,583
Treasury stock, at cost	(7)	(7)
Accumulated deficit	(383,423)	(302,491)

Total stockholders’ deficit before non-controlling interests	(84,263)	(3,882)
Non-controlling interests	159,766	204,536

Total equity	75,503	200,654

Total liabilities and equity	$459,572	$650,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Oil and gas sales	$18,329	$49,531	$56,711	$136,989
Gas pipeline revenue	5,633	7,512	21,022	21,561

Total revenues	23,962	57,043	77,733	158,550
Costs and expenses:
Oil and gas production	8,739	9,963	23,699	33,000
Pipeline operating	8,243	7,737	22,264	22,859
General and administrative	11,337	4,638	29,705	16,579
Depreciation, depletion and amortization	14,068	18,353	39,274	49,686
Impairment of oil and gas properties	—	—	102,902	—
Recovery of misappropriated funds, net of liabilities assumed	(9)	—	(3,406)	—

Total costs and expenses	42,378	40,691	214,438	122,124

Operating income (loss)	(18,416)	16,352	(136,705)	36,426
Other income (expense):
Gain (loss) from derivative financial instruments	8,752	145,132	31,078	(4,482)
Other income (expense), net	(140)	59	(1)	181
Interest expense, net	(6,920)	(7,187)	(20,666)	(17,244)

Total other income (expense)	1,692	138,004	10,411	(21,545)

Income (loss) before income taxes and non-controlling interests	(16,724)	154,356	(126,294)	14,881
Income tax expense	—	—	—	—

Net income (loss)	(16,724)	154,356	(126,294)	14,881
Net (income) loss attributable to non-controlling interest	5,197	(66,505)	45,362	(10,011)

Net income (loss) attributable to controlling interest	$(11,527)	$87,851	$(80,932)	$4,870

Net income (loss) per common share:
Basic	$(0.36)	$2.75	$(2.54)	$0.18
Diluted	$(0.36)	$2.75	$(2.54)	$0.18
Weighted average shares outstanding:
Basic	31,885	31,920	31,828	26,481

Diluted	31,885	31,920	31,828	26,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(126,294)	$14,881
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	39,274	49,686
Stock-based compensation	1,143	2,107
Impairment of oil and gas properties	102,902	—
Amortization of deferred loan costs	4,109	1,578
Change in fair value of derivative financial instruments	52,018	(13,313)
Bad debt expense	—	96
Recovery of misappropriated funds, net of liabilities assumed	(977)	—
Loss (gain) on disposal of property and equipment	83	(7)
Change in assets and liabilities:
Accounts receivable	6,154	6,529
Other receivables	5,960	(2,821)
Other current assets	1,215	(1,351)
Other assets	153	1,453
Accounts payable	(20,221)	6,792
Revenue payable	(4,140)	(6,523)
Accrued expenses	3,211	(3,160)
Other long-term liabilities	—	472
Other	(2)	(255)

Cash flows from operating activities	64,588	56,164

Cash flows from investing activities:
Restricted cash	(143)	677
Proceeds from sale of oil and gas properties	8,846	—
Acquisition of business — PetroEdge	—	(141,777)
Equipment, development, leasehold and pipeline	(6,363)	(120,813)

Cash flows from investing activities	2,340	(261,913)

Cash flows from financing activities:
Proceeds from bank borrowings	1,430	84,000
Repayments of note borrowings	(13,854)	(50,035)
Proceeds from revolver note	1,500	122,000
Repayments of revolver note	(35,272)	—
Distributions to unitholders	—	(20,770)
Refinancing costs	(569)	(3,018)
Proceeds from issuance of common stock	—	84,801

Cash flows from financing activities	(46,765)	216,978

Net increase in cash	20,163	11,229
Cash and cash equivalents beginning of period	13,785	6,680

Cash and cash equivalents end of period	$33,948	$17,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Amounts subsequent to December 31, 2008 are unaudited)
(in thousands)

					Total
					Stockholders’
		Additional			Deficit Before
	Common	Paid-in	Treasury	Accumulated	Non-controlling	Non-controlling	Total
	Stock	Capital	Stock	Deficit	Interests	Interests	Equity
Balance, December 31, 2008	$33	$298,583	$(7)	$(302,491)	$(3,882)	$204,536	$200,654
Stock based compensation	—	551	—	—	551	592	1,143
Net loss	—	—	—	(80,932)	(80,932)	(45,362)	(126,294)

Balance, September 30, 2009	$33	$299,134	$(7)	$(383,423)	$(84,263)	$159,766	$75,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)
Note 1 — Basis of Presentation
     These condensed consolidated financial statements have been prepared by Quest Resource Corporation (“QRCP” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. In addition, the Company also recorded a $0.8 million write-off of unamortized debt issuance costs associated with the modification of its term loan (See Note 3 — Long Term Debt). Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Form 10-K/A”).
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
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Codification (“FASB ASC”) 810 Consolidation. FASB ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, FASB ASC 810 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. FASB ASC 810-10 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. The Company adopted FASB ASC 810 effective January 1, 2009. Under FASB ASC 810, QRCP is required to classify amounts previously presented as a minority interest liability as a component of equity in the condensed consolidated balance sheet and is required to present net income (loss) attributable to QRCP and the noncontrolling partners’ ownership interest separately in the condensed consolidated statement of operations. All prior periods have been reclassified to comply with FASB ASC 810.
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
     QRCP is almost exclusively dependent upon distributions from its partnership interests in Quest Energy Partners, L.P. (“QELP” or “Quest Energy”) and Quest Midstream Partners, L.P. (“QMLP” or “Quest Midstream”) for cash flow. Quest Midstream has not paid any distributions on any of its units since the second quarter of 2008, and Quest Energy suspended its distributions on its subordinated units starting with the third quarter of 2008 and all units starting with the fourth quarter of 2008. QRCP does not expect to receive any distributions from Quest Energy or Quest Midstream for the remainder of 2009 and is unable to estimate at this time when such distributions may be resumed.

     Although QRCP is not currently receiving distributions from Quest Energy or Quest Midstream, it continues to require cash to fund general and administrative expenses, debt service requirements, capital expenditures to develop and maintain its undeveloped acreage, drilling commitments and payments to landowners necessary to maintain its oil and gas leases.
     Recombination — Given the liquidity challenges facing the Company, Quest Midstream and Quest Energy, each entity has undertaken a strategic review of its assets and has evaluated and continues to evaluate transactions to dispose of assets in order to raise additional funds for operations and/or to repay indebtedness. On July 2, 2009, QRCP, Quest Midstream, Quest Energy and other parties thereto entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, following a series of mergers and an entity conversion, QRCP, Quest Energy and the successor to Quest Midstream will become wholly-owned subsidiaries of PostRock Energy Corporation (“PostRock”) a new, publicly-traded corporation (the “Recombination”). On October 2, 2009, the Merger Agreement was amended to, among other things, reflect certain technical changes as the result of an internal restructuring. On October 6, 2009, PostRock filed with the SEC a registration statement on Form S-4, which included a joint proxy statement/prospectus, relating to the Recombination.
     While we are working toward the completion of the Recombination before the end of 2009, it remains subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for PostRock and its subsidiaries, the approval of the transaction by our stockholders and the unitholders of QELP and QMLP, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.
     Upon completion of the Recombination, the equity of PostRock would be owned approximately 44% by current QMLP common unit holders, approximately 33% by current QELP common unit holders (other than QRCP), and approximately 23% by current QRCP stockholders.
     Cash and Capital Resources — On September 11, 2009, QRCP amended and restated its credit agreement to add an additional $8 million revolving credit facility, which will be used to finance QRCP’s drilling program in the Appalachian Basin, general and administrative expenses, working capital and other corporate expenses. Management believes that the new revolving credit facility will provide QRCP with sufficient liquidity to satisfy its obligations, including general and administrative expenses, capital expenditures and debt service requirements through June 30, 2010. As discussed in Note 3 — Long-Term Debt, the total amount due on July 11, 2010 , by QRCP under its credit agreement is estimated to be approximately $21 million. As a result, QRCP will need to raise a significant amount of equity capital during the first half of 2010 to pay this amount and further fund its drilling program. QRCP (or PostRock if the Recombination is completed) may not be able to raise a sufficient amount of equity capital for these purposes at the appropriate time due to market conditions or its financial condition and prospects or may have to issue shares at a significant discount to the market price. The Company, through its subsidiaries Quest Energy and Quest Cherokee LLC (“Quest Cherokee”), is party to a Second Lien Senior Term Loan Agreement originally due and maturing on September 30, 2009. We have obtained amendments to extend the maturity date of the loan through November 16, 2009.While we are currently negotiating further extensions to this loan, there can be no assurance that such negotiations will be successful or that we will be able to repay amounts due under the Second Lien Senior Term Loan Agreement in accordance with the terms of the agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
     In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles, which establishes FASB ASC as the sole source of authoritative GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued FASB ASC 815-10 Derivatives and Hedging that does not change the accounting for derivatives but does require enhanced disclosures about derivative strategies and accounting practices. We adopted these provisions effective January 1, 2009. See Note 4 — Derivative Financial Instruments for the impact to our disclosures.
     The Company adopted the provisions of FASB ASC 260 Earnings Per Share, effective January 1, 2009, with respect to whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and therefore included in the allocation of earnings for purposes of calculating earnings per share (“EPS”) under the two-class method as required by FASB ASC 260. FASB ASC 260 provides that unvested unit-based awards that contain non-forfeitable rights to dividends are participating securities and should be included in the computation of EPS. The Company’s restricted stock units contain non-forfeitable rights to dividends and thus require these awards to be included in the EPS computation. All prior periods have been conformed to the current year presentation. During periods of losses, EPS will not be impacted, as the Company’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the EPS share computation. See Note 7 — Stockholders’ Equity and Earnings per Share.
     In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting, which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have had an effect on our 2009 depletion rates for our crude oil and natural gas properties and the amount of the impairment recognized as of December 31, 2008 had the new rules been effective for the period. The new rules are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule. We plan to implement the new requirements in our Annual Report on Form 10-K for the year ended December 31, 2009. We are currently evaluating the impact of the new rules on our consolidated financial statements.
     In May 2009, the FASB issued FASB ASC 855 Subsequent Events. FASB ASC 855 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted FASB ASC 855 beginning with the period ended June 30, 2009.
Note 2 — Acquisitions and Divestitures
Acquisition
PetroEdge — On July 11, 2008, QRCP completed the acquisition of privately held PetroEdge Resources (WV) LLC (“PetroEdge”) in an all cash purchase for approximately $142 million in cash including transaction costs, subject to certain adjustments for working capital and certain other activity between May 1, 2008 and the closing date. At the time of the acquisition, PetroEdge owned approximately 78,000 net acres of oil and natural gas producing properties in the Appalachian Basin with estimated net proved reserves of 99.6 Bcfe as of May 1, 2008. The transaction was recorded within QRCP’s oil and gas production segment and was funded using the proceeds from QRCP’s July 8, 2008 public offering of 8,800,000 shares of common stock, borrowings under QELP’s revolving credit facility and the proceeds of a $45 million, six-month term loan entered into by QELP.
Pro Forma Summary Data Related to Acquisition (Unaudited)
     The following unaudited pro forma information summarizes the results of operations for the periods indicated, as if the PetroEdge acquisition had occurred at the beginning of the period (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Pro forma revenue	$57,043	$165,100
Pro forma net income (loss)	$87,851	$(1,971)
Pro forma net income (loss) per share — basic and diluted	$2.70	$(0.06)
Divestiture
     On February 13, 2009, we divested of approximately 23,000 net undeveloped acres and one well in Lycoming County, Pennsylvania to a private party for approximately $8.7 million. The proceeds were credited to the full cost pool.

Note 3 — Long-Term Debt
     The following is a summary of QRCP’s long-term debt as of the dates indicated (in thousands):

	September 30,	December 31,
	2009	2008
Borrowings under bank senior credit facilities:
QRCP:
Credit Agreement Term Loan	$30,345	$29,000
Credit Agreement Revolving Line of Credit	1,500
Quest Energy:
Quest Cherokee Credit Agreement	160,000	189,000
Second Lien Loan Agreement	29,800	41,200
Quest Midstream:	121,728	128,000
Notes payable to banks and finance companies	181	907

Total debt	343,554	388,107
Less current maturities included in current liabilities	41,019	45,013

Total long-term debt	$302,535	$343,094

Credit Facilities
     QRCP.
     QRCP and Royal Bank of Canada (“RBC”) were parties to an Amended and Restated Credit Agreement, as amended (the “Original Credit Agreement”), dated as of July 11, 2008, for a $35 million term loan, due and maturing on July 11, 2010.
     QRCP entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with RBC on September 11, 2009. The Credit Agreement contemplates the Recombination and provides that the closing of the Recombination will not be an event of default. No additional amendments to the Credit Agreement are contemplated prior to the closing of the Recombination or in connection therewith. The Credit Agreement includes a term loan with a current outstanding principal balance of $28.3 million and an $8 million revolving line of credit. In addition, there are also four promissory notes that have been issued under the Credit Agreement: an $862,786 interest deferral note dated June 30, 2009 (representing outstanding due and unpaid interest on the term loan), a $924,332 interest deferral note dated September 30, 2009 (representing outstanding due and unpaid interest on the term loan), a $282,500 payment-in-kind note dated May 29, 2009 (representing a 1% amendment fee payable by QRCP in connection with the fourth amendment to the Original Credit Agreement), and a second $25,000 payment-in-kind note dated June 30, 2009 (representing an amendment fee payable by QRCP in connection with the fifth amendment to the Original Credit Agreement).
     Modification of Debt. As a result of the amendment and restatement of the Credit Agreement, QRCP evaluated the remaining cash flows of this facility under FASB ASC 470-50-40 Debt — Modifications and Extinguishments — Derecognition to determine if the facility had been substantially modified as defined by the guidance. Upon determining that a substantial modification had occurred, QRCP recorded an extinguishment of prior debt and the assumption of new debt at fair value. Our analysis indicated that the fair value of the new debt facility was not materially different from the principal amount of the previous debt facility. As a result, QRCP recorded a $0.8 million loss on extinguishment of debt which represents a write-off of unamortized debt issuance costs associated with the prior debt facility. The loss is reflected in interest expense, net, in QRCP’s condensed consolidated statements of operations.
     Interest Rate and Other Fees. Interest accrues on the QRCP term loan, the two interest deferral notes and the two payment-in-kind notes at the base rate plus 10.0%. The base rate varies daily and is generally the higher of the federal funds rate plus 0.50% or RBC’s prime rate for such day. The revolving line of credit is non-interest bearing. Instead, QRCP is required to pay to the lenders a facility fee equal to $2.0 million on July 11, 2010. The facility fee will be proportionately reduced if all of the following facility fee reduction conditions are satisfied: (i) repayment and termination by QRCP of the revolving line of credit, (ii) payment of the deferred quarterly principal payments under the term loan as discussed below under “— Payments,” (iii) repayment of the interest deferral notes and the two payment-in-kind notes and (iv) payment of any deferred interest under the term loan, the interest deferral note and the two payment-in-kind notes as discussed below under “— Payments.”

     Additionally, QRCP through its subsidiaries assigned to the lenders an overriding royalty interest in the oil and gas properties owned by them in the aggregate equal to 2% of its respective working interest (plus royalty interest, if any), proportionately reduced, in its respective oil and gas properties. Each lender agreed to reconvey the overriding royalty interest (and any accrued payments owing to such lender) if on or before July 11, 2010 the facility fee reduction conditions discussed above are satisfied and the term loan (together with accrued and unpaid interest) is paid in full. Each lender also agreed to reconvey the overriding royalty interest (but not any accrued payments owing to such lender) if on or before July 11, 2010 the facility fee reduction conditions discussed above are satisfied.
     Payments. Quarterly principal payments of $1.5 million on the term loan due September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 will be deferred until July 11, 2010, at which time all $6 million will be due. Thereafter, QRCP will be required to make a principal repayment of $1.5 million at the end of each calendar quarter until maturity.
     Maturity Dates. The maturity date of the term loan is January 11, 2012. The maturity date of the revolving line of credit, the interest deferral notes and the two payment-in-kind notes is July 11, 2010. The revolving line of credit, term loan, the two interest deferral notes and the two payment-in-kind notes may be prepaid at any time without any premium or penalty. On July 11, 2010, the total amount due by QRCP under the Credit Agreement (assuming the facility fee reduction conditions are all satisfied on that date) would be approximately $21 million.
     Security Interest. The Credit Agreement is secured by a first priority lien on QRCP’s ownership interests in QELP and QMLP and the oil and gas properties owned by Quest Eastern in the Appalachian Basin, which are substantially all of QRCP’s assets. The assets of QMLP, QELP and their subsidiaries are not pledged to secure the QRCP term loan. The Credit Agreement provides that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates (or BP Corporation North America, Inc. or its affiliates), will be secured pari passu by the liens granted under the loan documents.
     Events of Default. In addition to customary events of default, it is an event of default under the Credit Agreement if by November 30, 2009, QRCP has not (i) delivered to RBC evidence that the Recombination has been agreed to by the lenders under QELP’s and QMLP’s credit agreements and (ii) delivered to RBC evidence that the board of directors of each of QRCP, QELP, QMLP and certain of their subsidiaries have approved the terms of any amendments, restatements or new credit facilities to renew, rearrange or replace the existing credit agreements of each of QELP and QMLP. The financial covenants have been removed from the Credit Agreement, but QRCP and RBC agreed that if the facility fee reduction conditions discussed above under “—Interest Rates and Other Fees” were satisfied on or before July 11, 2010, they would negotiate in good faith to amend the Credit Agreement to add financial covenants customary for similar credit agreements of this type.
     Debt Balance at September 30, 2009. At September 30, 2009, $30.3 million was outstanding under the term loan, the interest deferral notes and the payment-in-kind notes while $1.5 million was outstanding under the revolving line of credit. The weighted average interest rate for the quarter ended September 30, 2009 was 12.42%.
     Compliance. As discussed above under “—Events of Default,” the financial covenants were removed from the Credit Agreement as of September 30, 2009. QRCP was in compliance of with all of its remaining covenants under the Credit Agreement as of September 30, 2009.
     Quest Energy.
     A. Quest Cherokee Credit Agreement.
     Quest Cherokee LLC (“Quest Cherokee”) is a party to an Amended and Restated Credit Agreement, as amended (the “Quest Cherokee Credit Agreement”), with Royal Bank of Canada (“RBC”), KeyBank National Association (“KeyBank’) and the lenders party thereto for a three-year $250 million revolving credit facility, which is guaranteed by Quest Energy. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves.
     The borrowing base was $160.0 million and the amount borrowed under the Quest Cherokee Credit Agreement was $160.0 million as of September 30, 2009. As a result, there was no additional borrowing availability. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended September 30, 2009 was 4.36%.

     In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Energy did not exit were set to market prices at the time. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future estimated proved developed producing natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Energy made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Energy repaid the $14 million Borrowing Base Deficiency. Quest Energy anticipates that in connection with the redetermination of its borrowing base in November 2009, its borrowing base will be further reduced from its current level of $160 million. In the event of a borrowing base reduction, Quest Energy expects to be able to make the required payments resulting from the borrowing base deficiency out of existing funds.
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
     Quest Cherokee was in compliance with all of its covenants under the Quest Cherokee Credit Agreement as of September 30, 2009.
     B. Second Lien Loan Agreement.
     Quest Energy and Quest Cherokee are parties to a Second Lien Senior Term Loan Agreement, as amended (the “Second Lien Loan Agreement”), dated as of July 11, 2008, with RBC, KeyBank, Société Générale and the parties thereto for a $45 million term loan originally due and maturing on September 30, 2009.
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     As of September 30, 2009, $29.8 million was outstanding under the Second Lien Loan Agreement. The weighted average interest rate under the Second Lien Loan Agreement for the quarter ended September 30, 2009 was 11.25%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders. On September 30, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to the Second Lien Senior Term Loan Agreement that extended the maturity date of the loan for an additional 31 days from September 30, 2009 to October 31, 2009. On October 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to the Second Lien Senior Term Loan Agreement that extended the maturity date of the loan for an additional 16 days to November 16, 2009. While Quest Energy and Quest Cherokee are currently negotiating further extensions to this loan, there can be no assurance that such negotiations will be successful or that Quest Energy and Quest Cherokee will be able to repay amounts due under the Second Lien Loan Agreement in accordance with the terms of the agreement.
     Quest Cherokee was in compliance with all of its covenants under the Second Lien Loan Agreement as of September 30, 2009.
     Quest Midstream.
     Quest Midstream and its wholly-owned subsidiary, Bluestem Pipeline, LLC, have a separate $135 million syndicated revolving credit facility under an Amended and Restated Credit Agreement, as amended (the “Quest Midstream Credit Agreement”), with RBC and the lenders party thereto.
     As of September 30, 2009, the amount borrowed under the Quest Midstream Credit Agreement was $121.7 million. The weighted average interest rate for the quarter ended September 30, 2009 was 3.38%.
     On August 19, 2009, RBC and QMLP entered into a letter agreement wherein QMLP agreed that during negotiations related to the Recombination, it would not submit a borrowing request or request a letter of credit until the earlier to occur of the Recombination or December 31, 2009.

     QMLP made a $3.4 million Excess Cash Flow payment (as defined in the Quest Midstream Credit Agreement) on August 17, 2009.
     Quest Midstream was in compliance with all of its covenants as of September 30, 2009.
Note 4 — Derivative Financial Instruments
     Our objective in entering into derivative financial instruments is to manage exposure to commodity price and interest rate fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our acquisition activities and borrowings related to these activities. These transactions limit exposure to declines in prices or increases in interest rates, but also limit the benefits we would realize if prices increase or interest rates decrease. When prices for oil and natural gas or interest rates are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instrument contracts. Cash charges or realized gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. Specifically, we utilize futures, swaps and options. Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Options are used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas.
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
     We account for our derivative financial instruments in accordance with FASB ASC 815 Derivatives and Hedging. FASB ASC 815 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales (“NPNS”) as permitted by FASB ASC 815 exist. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the respective instruments’ fair value currently in earnings. In accordance with FASB ASC 815, the table below outlines the classification of our derivative financial instruments on our condensed consolidated balance sheets and their financial impact in our condensed consolidated statement of operations as of and for the periods indicated (in thousands):
Fair Value of Derivative Financial Instruments

		September 30,	December 31,
Derivative Financial Instruments	Balance Sheet location	2009	2008
Commodity contracts	Current derivative financial instrument asset	$19,625	$42,995
Commodity contracts	Long-term derivative financial instrument asset	4,653	30,836
Commodity contracts	Current derivative financial instrument liability	(1,413)	(12)
Commodity contracts	Long-term derivative financial instrument liability	(5,294)	(4,230)

		$17,571	$69,589

The Effect of Derivative Financial Instruments

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative Financial Instruments	Statement of Operations location	2009	2008	2009	2008
Commodity contracts	Gain (loss) from derivative financial instruments	$8,752	$145,132	$31,078	$(4,482)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Realized gains (losses)	$19,616	$(7,525)	$83,096	$(17,795)
Unrealized gains (losses)	(10,864)	152,657	(52,018)	13,313

Total	$8,752	$145,132	$31,078	$(4,482)

     In June 2009, we amended or exited certain of our above market natural gas price derivative contracts for periods beginning in the second quarter of 2010 through the fourth quarter of 2012. In return, we received approximately $26 million. Concurrent with this, the strike prices on the derivative contracts that we did not exit were set to market prices at the time and we entered into new natural gas price derivative contracts to increase the total amount of our future estimated proved developed producing natural gas production hedged to approximately 85% through 2013.
     The following table summarizes the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of September 30, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Thereafter	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	3,687,360	16,129,060	13,550,302	11,000,004	9,000,003	53,366,729
Weighted-average fixed price per Mmbtu	$7.78	$6.26	$6.80	$7.13	$7.28	$6.85
Fair value, net	$11,939	$5,020	$1,048	$1,676	$1,178	$20,861
Natural Gas Collars:
Contract volumes (Mmbtu)	187,500	—	—	—	—	187,500
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$—	$—	$—	$—	$11.00
Ceiling	$15.00	$—	$—	$—	$—	$15.00
Fair value, net	$1,154	$—	$—	$—	$—	$1,154
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	3,874,860	16,129,060	13,550,302	11,000,004	9,000,003	53,554,229
Weighted-average fixed price per Mmbtu	$7.94	$6.26	$6.80	$7.13	$7.28	$6.87
Fair value, net	$13,093	$5,020	$1,048	$1,676	$1,178	$22,015
Basis Swaps:
Contract volumes (Bbl)	—	3,630,000	8,549,998	9,000,000	9,000,003	30,180,001
Weighted-average fixed price per Bbl	$—	$0.63	$0.67	$0.70	$0.71	$0.69
Fair value, net	$—	$(957)	$(1,512)	$(1,393)	$(1,138)	$(5,000)
Crude Oil Swaps:
Contract volumes (Bbl)	9,000	30,000	—	—	—	39,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$—	$88.09
Fair value, net	$170	$386	$—	$—	$—	$556

Total fair value, net	$13,263	$4,449	$(464)	$283	$40	$17,571

     The following table summarizes the estimated volumes, fixed prices and fair values attributable to gas derivative contracts as of December 31, 2008:

	Year Ending December 31,
	2009	2010	2011	Thereafter	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	14,629,200	12,499,060	2,000,004	2,000,004	31,128,268
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.67
Fair value, net	$38,107	$14,071	$2,441	$2,335	$56,954
Natural Gas Collars:
Contract volumes (Mmbtu):	750,000	630,000	3,549,996	3,000,000	7,929,996
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.03	$7.79
Ceiling	$15.00	$13.11	$9.88	$7.39	$9.52
Fair value, net	$3,630	$1,875	$3,144	$2,074	$10,723
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	15,379,200	13,129,060	5,550,000	5,000,004	39,058,264
Weighted-average fixed price per Mmbtu	$7.94	$7.55	$7.61	$7.44	$7.70
Fair value, net	$41,737	$15,946	$5,585	$4,409	$67,677
Crude Oil Swaps:
Contract volumes (Bbl)	36,000	30,000	—	—	66,000
Weighted-average fixed per Bbl	$90.07	$87.50	$—	$—	$88.90
Fair value, net	$1,246	$666	$—	$—	$1,912

Total fair value, net	$42,983	$16,612	$5,585	$4,409	$69,589
Note 5 — Fair Value Measurements
     Our financial instruments include commodity derivatives, debt, cash, receivables and payables. The carrying value of our debt approximates fair value due to the variable nature of the interest rates. The carrying amount of cash, receivables and accounts payable approximates fair value because of the short-term nature of those instruments.
     Effective January 1, 2009, we adopted FASB ASC 820 Fair Value Measurements and Disclosures which applies to our nonfinancial assets and liabilities for which we disclose or recognize at fair value on a nonrecurring basis, such as asset retirement obligations and other assets and liabilities. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.
     FASB ASC 820 also establishes a hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:
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
     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
September 30, 2009	1	2	3	Collateral*	Value
Derivative financial instruments — assets	$—	$5,663	$18,615	$—	$24,278
Derivative financial instruments — liabilities	$—	$(133)	$(6,574)	$—	$(6,707)

Total	$—	$5,530	$12,041	$—	$17,571

December 31, 2008
Derivative financial instruments — assets	$—	$8,866	$64,883	$(4,160)	$69,589
Derivative financial instruments — liabilities	$—	$(224)	$(3,936)	$4,160	$—

Total	$—	$8,642	$60,947	$—	$69,589

*	Amounts represent the effect of legally enforceable master netting agreements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.
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
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Nine Months Ended
September 30, 2009
Balance at beginning of period	$60,947
Realized and unrealized gains included in earnings	25,309
Purchases, sales, issuances, and settlements	(74,215)
Transfers into and out of Level 3	—

Balance as of September 30, 2009	$12,041

Note 6 — Asset Retirement Obligations
     The following table reflects the changes to our asset retirement liability for the period indicated (in thousands):

Nine Months Ended
September 30, 2009
Asset retirement obligations at beginning of period	$5,922
Liabilities incurred	—
Liabilities settled	—
Accretion	424
Revisions in estimated cash flows	—

Asset retirement obligations at end of period	$6,346

Note 7 — Equity and Earnings per Share
     Share-Based Payments — The granting of stock awards and options to our employees under our 2005 Omnibus Stock Award Plan, as amended (the “Award Plan”), represent share-based payment transactions that are treated as compensation expense with a corresponding increase to additional paid-in capital. During the nine months ended September 30, 2009, 300,000 stock options were granted outside of the Award Plan. As of September 30, 2009, there were approximately 1.3 million shares available under the Award Plan for future stock awards and options. For the three and nine months ended September 30, 2009, total share-based compensation related to stock awards and options was $0.1 million and $0.6 million, compared to $(1.3) million and $1.7 million for the comparable periods in 2008, respectively. Share-based compensation is included in general and administrative expense on our statement of operations. Total share-based compensation to be recognized on unvested stock awards and options as of September 30, 2009 is $0.6 million over a weighted average period of 1.19 years.
     Noncontrolling interests — A rollforward of the noncontrolling interests related to QRCP’s investments in Quest Energy and Quest Midstream for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Quest Energy
Beginning of period	$16,131	$82,879	$58,666	$145,364
Contributions, net	—	—	—	(265)
Distributions	—	(3,925)	—	(9,540)
Net income (loss) attributable to non-controlling interest	(4,418)	66,565	(46,986)	9,940
Stock compensation expense related to QELP unit-based awards	17	7	50	27

End of period	$11,730	$145,526	$11,730	$145,526

Quest Midstream
Beginning of period	$148,611	$144,748	$145,870	$152,021
Contributions, net	—	—	—	—
Distributions	—	—	—	(7,630)
Net income (loss) attributable to non-controlling interest	(779)	(60)	1,624	71
Stock compensation expense related to QMLP unit-based awards	204	113	542	339

End of period	$148,036	$144,801	$148,036	$144,801

Total non-controlling interest at end of period	$159,766	$290,327	$159,766	$290,327

     Income/(Loss) per Share — A reconciliation of the numerator and denominator used in the basic and diluted per share calculations for the periods indicated is as follows (dollars in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic and diluted earnings per share:
Net income (loss) attributable to common stockholders	$(11,527)	$87,851	$(80,932)	$4,870
Basic and diluted weighted average number of shares:
Common shares	31,885,445	31,096,433	31,827,513	25,527,004
Unvested share-based awards participating	—	823,216	—	954,047

Basic and diluted weighted average number of shares:	31,885,445	31,919,649	31,827,513	26,481,051

Basic and diluted net loss attributable to common stockholders per common share	$(0.36)	$2.75	$(2.54)	$0.18

     Effective January 1, 2009, the Company adopted the provisions of FASB ASC 260 Earnings Per Share which requires participating securities to be included in the allocation of earnings when calculating earnings per share, or EPS, under the two-class method. All prior period EPS data presented above has been retrospectively adjusted to conform to the new requirements. During periods of losses, basic EPS will not be impacted, as the Company’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the basic EPS share computation.
     Because we reported a net loss for the three and nine months ended September 30, 2009, participating securities covering 227,231 common shares were excluded from the computation of net loss per share because their effect would have been antidilutive. Furthermore, approximately 700,000 stock options outstanding at September 30, 2009 were out-of-the-money and thus antidilutive. Approximately 300,000 stock options outstanding at September 30, 2008 were out-of-the-money and thus antidilutive.
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
     Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. The Company had previously recognized a ceiling test impairment of $102.9 million during the first quarter of 2009 while no impairment was necessary for the second quarter of 2009. As of September 30, 2009, the ceiling test computation utilizing spot prices on that day resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the September 30, 2009 present value of future net revenues by approximately $11.1 million. As a result of subsequent increases in spot prices, the need to recognize an impairment for the quarter ended September 30, 2009, was eliminated. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on the level of commodity prices, drilling results and well performance.
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
Note 9 — Commitments and Contingencies
Litigation
     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. Below is a brief description of the material legal proceedings that have been initiated against us since December 31, 2008 and any material developments in existing material legal proceedings that have occurred since December 31, 2008. For additional information regarding our legal proceedings, please see Note 12 to our consolidated financial statements included in our 2008 Form 10-K/A and Note 9 to our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and June 30, 2009.
Federal Individual Securities Litigation
Bristol Capital Advisors v. Quest Resource Corporation, Inc., Jerry Cash, David E. Grose, and John Garrison, Case No. CIV-09-932, U.S. District Court for the Western District of Oklahoma, filed August 24, 2009

     On August 24, 2009 a complaint was filed in the United States District Court for the Western District of Oklahoma naming the Company and certain current and former officers and directors as defendants. The complaint was filed by an individual shareholder of the Company’s stock. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material information concerning unauthorized transfers from subsidiaries of the Company to entities controlled by the Company’s former chief executive officer, Mr. Jerry D. Cash. The complaint also alleges that the Company issued false and misleading statements and or/concealed material information concerning a misappropriation by its former chief financial officer, Mr. David E. Grose, of $1 million in Company funds and receipt of unauthorized kickbacks of approximately $850,000 from a Company vendor. The complaint also alleges that, as a result of these actions, the Company’s stock price was artificially inflated when the plaintiff purchased the Company’s stock. The Company intends to defend vigorously against the plaintiff’s claims.
     J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, J. Steven Emerson IRA RO II, and Emerson Family Foundation v. Quest Resource Corporation, Inc., Quest Energy Partners L.P., Jerry Cash, David E. Grose, and John Garrison, Case No. 5:09-cv-1226-M, U.S. District Court for the Western District of Oklahoma, filed November 3, 2009
     On November 3, 2009 a complaint was filed in the United States District Court for the Western District of Oklahoma naming QRCP, QELP, and certain current and former officers and directors as defendants. The complaint was filed by individual shareholders of QRCP stock and individual purchasers of QELP common units. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material information concerning unauthorized transfers from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaint also alleges that QRCP and QELP issued false and misleading statements and or/concealed material information concerning a misappropriation by its former chief financial officer, Mr. David E. Grose, of $1 million in company funds and receipt of unauthorized kickbacks of approximately $850,000 from a company vendor. The complaint also alleges that, as a result of these actions, the price of QRCP stock and QELP common units was artificially inflated when the plaintiff purchased QRCP stock and QELP common units. The plaintiffs seek $10 million in damages. QRCP and QELP intend to defend vigorously against the plaintiffs’ claims.
     Federal Derivative Case
     William Dean Enders, derivatively on behalf of nominal defendant Quest Energy Partners, L.P. v. Jerry D. Cash, David E. Grose, David C. Lawler, Gary Pittman, Mark Stansberry, J. Philip McCormick, Douglas Brent Mueller, Mid Continent Pipe & Equipment, LLC, Reliable Pipe & Equipment, LLC, RHB Global, LLC, RHB, Inc., Rodger H. Brooks, Murrell, Hall, McIntosh & Co. PLLP, and Eide Bailly LLP, Case No. CIV-09-752-F, U.S. District Court for the Western District of Oklahoma, filed July 17, 2009
     On July 17, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on Quest Energy’s behalf, which names certain of its current and former officers and directors, external auditors and vendors. The factual allegations relate to, among other things, the transfers and lack of effective internal controls. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, conversion, disgorgement under the Sarbanes-Oxley Act of 2002, and aiding and abetting breaches of fiduciary duties against the individual defendants and vendors and professional negligence and breach of contract against the external auditors. The complaint seeks monetary damages, disgorgement, costs and expenses and equitable and/or injunctive relief. It also seeks Quest Energy to take all necessary actions to reform and improve its corporate governance and internal procedures. On September 8, 2009, the case was transferred to Judge Miles-LaGrange who is presiding over the other federal cases discussed below, and the case number was changed to CIV-09-752-M. All proceedings in this matter are currently stayed under Judge Miles-LaGrange’s order of October 16, 2009.
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
     Litigation Related to Oil and Gas Leases
     Edward E. Birk, et ux., and Brian L. Birk, et ux., v. Quest Cherokee, LLC, Case No. 09-CV-27, District Court of Neosho County, State of Kansas, filed April 23, 2009

Quest Cherokee was named as a defendant in a lawsuit filed by Edward E. Birk, et ux., and Brian L. Birk, et ux., on April 23, 2009. In that case, the plaintiffs claim that they are entitled to an overriding royalty interest (1/16th in some leases, and 1/32nd in some leases) in 14 oil and gas leases owned and operated by Quest Cherokee. Plaintiffs contend that Quest Cherokee has produced oil and/or gas from wells located on or unitized with those leases, and that Quest Cherokee has failed to pay plaintiffs their overriding royalty interest in that production. Quest Cherokee has filed an answer defending its position. Quest Cherokee intends to defend vigorously against these claims.
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
      Billy Bob Willis, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00063, District Court of Nowata County, State of Oklahoma, filed April 28, 2009
     QRCP, et al. have been named in the above-referenced lawsuit. Plaintiffs are royalty owners who allege underpayment of royalties owed to them. Plaintiffs also allege, among other things, that defendants engaged in self-dealing and breached fiduciary duties owed to plaintiffs, and that defendants acted fraudulently toward the plaintiffs. Plaintiffs also allege that the gathering fees and related charges should not have been deducted in paying royalties. QRCP intends to defend this action vigorously.
     Below is a brief description of any material developments that have occurred in our ongoing material legal proceedings since December 31, 2008. Additional information with respect to our material legal proceedings can be found in our 2008 Form 10-K/A.
Federal Securities Class Actions

Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M, U.S. District Court for the Western District of Oklahoma, filed September 5, 2008

James Jents, individually and on behalf of all others similarly situated v. Quest Resource Corporation, Jerry Cash, David E. Grose, and John Garrison, Case No. 08-cv-968-M, U.S. District Court for the Western District of Oklahoma, filed September 12, 2008

J. Braxton Kyzer and Bapui Rao, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation and David E. Grose, Case No. 08-cv-1066-M, U.S. District Court for the Western District of Oklahoma, filed October 6, 2008

Paul Rosen, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-978-M, U.S. District Court for the Western District of Oklahoma, filed September 17, 2008
     Four putative class action complaints were filed in the United States District Court for the Western District of Oklahoma naming QRCP, QELP and Quest Energy GP, LLC (“Quest Energy GP”) and certain of their current and former officers and directors as defendants. The complaints were filed by certain stockholders on behalf of themselves and other stockholders who purchased QRCP common stock between May 2, 2005 and August 25, 2008 and QELP common units between November 7, 2007 and August 25, 2008.

The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaints allege that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material facts concerning certain unauthorized transfers of funds from subsidiaries of QRCP to entities controlled by QRCP’s former chief executive officer, Mr. Jerry D. Cash. The complaints also allege that, as a result of these actions, QRCP’s stock price and the unit price of QELP was artificially inflated during the class period. On December 29, 2008 the court consolidated these complaints as Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M, in the Western District of Oklahoma. On September 24, 2009, the court appointed lead plaintiffs for each of the QRCP class and the QELP class. The lead plaintiffs must file a consolidated amended complaint within 60 days after being appointed. No further activity is expected in the purported class action until an amended consolidated complaint is filed. On October 13, 2009, the lead plaintiffs filed a motion for partial modification of the automatic discovery stay provided by the Private Securities Litigation Reform Act of 1995. QRCP, QELP and Quest Energy GP intend to defend vigorously against plaintiffs’ claims.
     QRCP and QELP have received letters from their directors and officers’ insurance carriers reserving their rights to limit or preclude coverage under various provisions and exclusions in the policies, including for the committing of a deliberate criminal or fraudulent act by a past, present, or future chief executive officer or chief financial officer. QELP recently received a letter from its directors’ and officers’ liability insurance carrier that it will not provide insurance coverage based on Mr. Cash’s alleged written admission that he engaged in acts for which coverage is excluded. QELP is reviewing this letter and evaluating its options.
     Royalty Owner Class Action
     Hugo Spieker, et al. v. Quest Cherokee, LLC, Case No. 07-1225-MLB, in the U.S. District Court, District of Kansas, filed August 6, 2007
     Quest Cherokee was named as a defendant in a class action lawsuit filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee answered the complaint and denied plaintiffs’ claims. On July 21, 2009, the court had granted plaintiffs’ motion to compel production of Quest Cherokee’s electronically stored information, or ESI, and directed the parties to decide upon a timeframe for producing Quest Cherokee’s ESI. Discovery has been stayed until December 5, 2009 to allow the parties to discuss settlement terms. Quest Cherokee has received an initial settlement offer from plaintiffs’ counsel and is in the process of evaluating that offer and its response to the same.
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
     Litigation Related to Oil and Gas Leases
     Quest Cherokee has been named as a defendant or counterclaim defendant in several lawsuits in which the plaintiff claims that oil and gas leases owned and operated by Quest Cherokee have either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits were originally filed in the district courts of Labette, Montgomery, Wilson, and Neosho Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of November 4, 2009, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 5,100 acres. Quest Cherokee intends to vigorously defend against those claims. Following is a list of those cases:
Housel v. Quest Cherokee, LLC, Case No. 06-CV-26-I, District Court of Montgomery County, State of Kansas, filed March 2, 2006

Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, District Court of Montgomery County, State of Kansas, filed May 5, 2006 (currently on appeal with the Kansas Court of Appeals, Case No. 08-100576-A; oral argument scheduled for November 18, 2009)

Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, District Court of Montgomery County, State of Kansas, filed April 16, 2007

Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, District Court of Wilson County, State of Kansas, filed August 29, 2007 (trial set for December 2009)

Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, District Court of Labette County, State of Kansas, filed November 26, 2007

Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, District Court of Labette County, State of Kansas, filed November 26, 2007

Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, District Court of Wilson County, State of Kansas, filed September 18, 2008 (settled and dismissed on August 3, 2009)

Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, District Court of Neosho County, State of Kansas, filed December 7, 2007, and February 27, 2008

Quest Cherokee v. Hinkle, et. al. & Admiral Bay, Case No. 2006-CV-74, District Court of Labette County, State of Kansas, filed September 15, 2006 (trial set for February 2010)

Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. 04-C-100-PA, District Court of Labette County, State of Kansas, filed on September 1, 2004
     Quest Cherokee and Bluestem were named as defendants in a lawsuit filed by Central Natural Resources, Inc. (“Central Natural Resources”) on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser and has damaged its coal through its drilling and production operations. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the Plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane gas were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. Plaintiff appealed the summary judgment and the Kansas Supreme Court issued an opinion affirming the District Court’s decision and remanded the case to the District Court for further proceedings consistent with that decision. Central Natural Resources filed a motion seeking to dismiss all of its remaining claims, without prejudice, and a journal entry of dismissal has been approved by the District Court.
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
     Barbara Cox v. Quest Cherokee, LLC, Case No. CIV-08-0546, U.S. District Court for the District of New Mexico, filed April 18, 2008
     Quest Cherokee was named in this lawsuit by Barbara Cox. Plaintiff is a landowner in Hobbs, New Mexico and owns the property where the Quest State 9-4 Well was drilled and plugged. Plaintiff alleged that Quest Cherokee violated the New Mexico Surface Owner Protection Act and has committed a trespass and nuisance in the drilling and maintenance of the well. The parties have settled this case and dismissal is expected before the end of November 2009.
Environmental Matters
     As of September 30, 2009, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

Financial Advisor Contracts
     On June 26, 2009 Quest Midstream GP, LLC entered into an amendment to its original financial advisor agreement which provided that in consideration of a one time payment of $1.75 million, which was paid on July 7, 2009, no additional fees of any kind would be due under the terms of the original agreement other than a fee of $1.5 million if the interstate natural gas pipeline owned by a QMLP subsidiary is sold within two years of the date of the amendment. The settlement with the financial advisor was accrued at June 30, 2009 and included in general and administrative expenses for the period then ended.
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
     In January 2009, Quest Energy GP engaged a financial advisor to QELP in connection with the review of its strategic alternatives. Under the terms of the agreement, the financial advisor received a one-time advisory fee of $50,000 in January 2009 and was entitled to additional monthly advisory fees of $25,000 for a minimum period of six months payable on the last day of the month beginning January 31, 2009. In addition, the financial advisor was entitled to inestimable fees if certain transactions occur. On July 1, 2009, Quest Energy GP entered into an amendment to its original financial advisor agreement, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, which amount was paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
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
     While QRCP estimates the value of these assets to be less than the amount of the unauthorized transfers and cost of the internal investigation, Mr. Cash represented that they comprised substantially all of Mr. Cash’s net worth and the majority of the value of the controlled-entity. We did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock.
     STP owns interests in certain oil producing properties in Oklahoma, and other assets and liabilities. STP’s accounting and operation records provided to QELP, at the date of the settlement, were in poor condition and we are in the process of reconstructing the financial records in order to determine the estimated fair value of the assets acquired and liabilities assumed in connection with the settlement. Based on documents we received prior to the settlement, the estimated fair value of the net assets to be assumed was expected to provide QELP reimbursement for all of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by QELP; however, the financial information we received prior to closing contained errors related to Mr. Cash’s ownership interests in the properties as well as amounts due vendors and royalty owners. Based on work performed to date we believe that the actual estimated fair value of net assets of STP that QELP received is less than previously expected. We expect to complete our analysis of STP’s financial information and our final valuation of the oil producing properties obtained from STP by December 31, 2009. We also are in the process of determining what further actions can be taken with regards to this matter and intend to pursue all remedies available under the law.
     Based on the information available at this time, we have estimated the fair value of the assets and liabilities obtained in connection with the settlement. As additional information becomes available other assets and/or liabilities may be identified and recorded.
The estimated fair value of the assets and liabilities received is as follows (in thousands):

	QRCP	QELP	Total
Cash, net of legal expenses	$2,429	$—	$2,429
Oil & gas properties	896	1,076	1,972
Other assets	50	—	50
Current liabilities	—	(326)	(326)
Long-term debt	—	(719)	(719)

Net assets received	$3,375	$31	$3,406

Merger Agreement and Related Agreements
     As discussed in Note 1 — Basis of Presentation, on July 2, 2009, we entered into the Merger Agreement with Quest Energy, Quest Midstream, and other parties thereto pursuant to which, following a series of mergers and an entity conversion, QRCP, Quest Energy and the successor to Quest Midstream will become wholly-owned subsidiaries of PostRock. On October 2, 2009, the Merger Agreement was amended to, among other things, reflect certain technical changes as the result of an internal restructuring. Additionally, since shortly before execution of the Merger Agreement one of the Quest Midstream investors had abandoned its Quest Midstream common units, which were inadvertently included in calculating the Quest Midstream exchange ratio contained in the Merger Agreement, the amendment also permitted Quest Midstream to make a distribution of additional common units to its common unitholders in order to increase the number of outstanding common units to match, as closely as practicable, the number set forth in the Merger Agreement. The effect of the distribution was to preserve the relative ownership percentages of PostRock agreed to by the parties without the need to amend the Quest Midstream exchange ratio.
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
     Additionally, in connection with the Merger Agreement, on July 2, 2009, we entered into a Support Agreement with Quest Energy, Quest Midstream and certain Quest Midstream unitholders (the “Support Agreement”), which was amended on October 2, 2009 to, among other things, add an additional Quest Midstream common unitholder as a party. Pursuant to the Support Agreement, as amended, we have, subject to certain conditions, agreed to vote the common and subordinated units of Quest Energy and Quest Midstream that we own in favor of the Recombination and the holders of approximately 73% of the common units of Quest Midstream have, subject to certain conditions, agreed to vote their common units in favor of the Recombination.

Note 11 — Operating Segments
     Operating segment data for the periods indicated is as follows (in thousands):

			Other and
	Oil and Gas	Natural Gas	Intersegment
	Production	Pipelines	Eliminations	Total
Three Months Ended September 30, 2009:
Total revenues	$18,329	$16,635	$(11,002)	$23,962
Inter-segment revenues	—	(11,002)	11,002	—

Third-party revenues	$18,329	$5,633	$—	$23,962

Segment operating profit (loss)	$(11,342)	$4,254	$—	$(7,088)

Three Months Ended September 30, 2008:
Total revenues	$49,531	$16,095	$(8,583)	$57,043
Inter-segment revenues	—	(8,583)	8,583	—

Third-party revenues	$49,531	$7,512	$—	$57,043

Segment operating profit	$18,005	$2,985	$—	$20,990

Nine months ended September 30, 2009:
Total revenues	$56,711	$52,260	$(31,238)	$77,733
Inter-segment revenues	—	(31,238)	31,238	—

Third-party revenues	$56,711	$21,022	$—	$77,733

Segment operating profit (loss)	$(128,246)	$17,840	$—	$(110,406)

Nine months ended September 30, 2008:
Total revenues	$136,989	$47,482	$(25,921)	$158,550
Inter-segment revenues	—	(25,921)	25,921	—

Third-party revenues	$136,989	$21,561	$—	$158,550

Segment operating profit	$42,237	$10,768	$—	$53,005

Identifiable assets:
September 30, 2009	$132,298	$327,274	$—	$459,572
December 31, 2008	$311,592	$338,584	$—	$650,176
     The following table reconciles segment operating profits reported above to loss before income taxes and non-controlling interests (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Segment operating profit (loss) (1)	$(7,088)	$20,990	$(110,406)	$53,005
General and administrative expenses	(11,337)	(4,638)	(29,705)	(16,579)
Recovery of misappropriated funds net of liabilities assumed	9	—	3,406	—
Gain (loss) from derivative financial instruments	8,752	145,132	31,078	(4,482)
Interest expense, net	(6,920)	(7,187)	(20,666)	(17,244)
Other income (expense), net	(140)	59	(1)	181

Loss before income taxes	$(16,724)	$154,356	$(126,294)	$14,881

(1)	Segment operating profit represents total revenues less costs and expenses directly attributable thereto.
Note 12 — Subsequent Events
     We evaluated our activity after September 30, 2009 until the date of issuance, November 5, 2009, for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes and determined there were none.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
     This quarterly report contains forward-looking statements that do not directly or exclusively relate to historical facts. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “intend,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words of similar import. Forward-looking statements include information concerning possible or assumed future results of our operations, including statements about the Recombination, projected financial information, valuation information, possible outcomes from strategic alternatives other than the Recombination, the expected amounts, timing and availability of financing, availability under credit facilities, levels of capital expenditures, sources of funds, and funding requirements, among others.
     These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include, among others, the risk factors described in Part II, Item IA. “Risk Factors,” as well as the risk factors described in Item 1A. “Risk Factors” in our 2008 Form 10-K/A.
     In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than as described. You should consider the areas of risk and uncertainty described above and discussed in Part II, Item IA. “Risk Factors,” as well as the risk factors described in Item 1A. “Risk Factors” in our 2008 Form 10-K/A in connection with any written or oral forward-looking statements that may be made after the date of this report by us. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Our principal natural gas pipelines operations consist of a gas gathering pipeline network that primarily serves our Cherokee Basin producing properties and an interstate natural gas transmission pipeline (the “KPC Pipeline”). Both of these systems are owned through Quest Midstream Partners, L.P. (“Quest Midstream” or QMLP”). In addition, we own a small gathering line in the Appalachian Basin that serves Quest Eastern’s and Quest Energy’s producing properties.
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
Operating Highlights
     The Company’s significant operational highlights by area include:
•	Reduced oil and gas production costs in the current quarter by $0.13 per Mcfe from the prior year quarter.

•	Sustained natural gas production levels similar to the prior year despite minimal current period capital expenditures on acquisition and development.
Financial Highlights
     The Company’s significant financial highlights include:
•	Reduced total debt by $44.6 million from December 31, 2008.

•	Increased cash and cash equivalents by $20.2 million from December 31, 2008.

•	Repriced derivatives during the second quarter of 2009 and received $26 million.

•	Obtained a new $8 million revolving credit facility during the third quarter of 2009 to finance the Company’s drilling program in the Appalachian Basin, general and administrative expenses, working capital and other corporate expenses.
Recent Developments
Global Financial Crisis and Impact on Capital Markets and Commodity Prices
     Currently, there is unprecedented uncertainty in the financial markets. This uncertainty presents additional potential risks to us and our subsidiaries and affiliates. These risks include the availability and costs associated with our borrowing capabilities and raising additional debt and equity capital.
     Additionally, the current global economic outlook coupled with exceptional unconventional resource development success in the U.S. has resulted in a significant decline in natural gas prices across the United States. Gas price declines impact us in two different ways. First, the basis differential from NYMEX pricing to sales point pricing for our Cherokee Basin gas production has narrowed significantly. Our Cherokee Basin basis differential averaged $0.49 per Mmbtu in the third quarter of 2009 and was $0.23 per Mmbtu in October 2009 which is down from an average of $1.79 per Mmbtu in the third quarter of 2008 and $3.38 per Mmbtu in October 2008. The second impact has been the absolute value erosion of natural gas. Our operations and financial condition are significantly impacted by absolute natural gas prices. On September 30, 2009, the spot market price for natural gas at Henry Hub was $3.30 per Mmbtu, a 53.7% decrease from September 30, 2008.
     For oil, worldwide demand has decreased by over 5% from 2007 levels creating an oversupply environment similar to natural gas. The recent recovery of oil prices into the $70 per barrel range has had a small positive impact on revenues during the second half of 2009. Our management believes that managing price volatility will continue to be a challenge. The spot market price for oil at Cushing, Oklahoma at September 30, 2009 was $70.46 per barrel, a 30.0% decrease from the price at September 30, 2008. It is impossible to predict the duration or outcome of these price declines or the long-term impact on drilling and operating costs and the impacts, whether favorable or unfavorable, to our results of operations, liquidity and capital resources. Due to our relatively low level of oil production relative to gas and our existing commodity hedge positions, the volatility of oil prices had less of an effect on our operations.
   Suspension of Distributions and Asset Sale
     Quest Midstream has not paid any distributions on any of its units since the second quarter of 2008, and Quest Energy suspended its distributions on its subordinated units starting with the third quarter of 2008 and on all units starting with the fourth quarter of 2008. Distributions on all of Quest Energy’s and Quest Midstream’s units continue to be suspended, and we are unable to estimate when such distributions may, if ever, be resumed. Since these distributions would have been substantially all of QRCP’s cash flows for 2009, the loss of these distributions was material to QRCP’s financial position. QRCP received cash distributions from Quest Energy and Quest Midstream of $12.9 million for the nine months ended September 30, 2008 and did not receive any cash distributions from Quest Energy and Quest Midstream for the nine months ended September 30, 2009.
     On February 13, 2009, we divested of approximately 23,000 net undeveloped acres and one well in Lycoming County, Pennsylvania to a private party for approximately $8.7 million.
   Settlement Agreements
     As discussed in our 2008 Form 10-K/A, we filed lawsuits, related to certain unauthorized transfers, repayments and re-transfers of funds (the “Transfers”) to entities controlled by Jerry D. Cash, our former chief executive officer, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we entered into settlement agreements with Mr. Cash, the controlled-entity and the other owners to settle this litigation. Under the terms of the settlement, and based on a settlement allocation agreed to by the board of directors of QRCP and QELP, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity’s interest in a gas well located in Louisiana and a landfill gas development project located in Texas and QELP received Mr. Cash’s interest in STP Newco, Inc (“STP”) which consisted of 100% of the common stock of the company.
     While QRCP estimates the value of these assets to be less than the amount of the unauthorized transfers and cost of the internal investigation, Mr. Cash represented that they comprised substantially all of Mr. Cash’s net worth and the majority of the value of the controlled-entity. We did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock.
     STP owns interests in certain oil producing properties in Oklahoma, and other assets and liabilities. STP’s accounting and operation records provided to QELP, at the date of the settlement, were in poor condition and we are in the process of reconstructing the financial records in order to determine the estimated fair value of the assets acquired and liabilities assumed in connection with the settlement. Based on documents we received prior to the settlement, the estimated fair value of the net assets to be assumed was expected to provide QELP reimbursement for all of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by QELP; however, the financial information we received prior to closing contained errors related to Mr. Cash’s ownership interests in the properties as well as amounts due vendors and royalty owners. Based on work performed to date we believe that the actual estimated fair value of net assets of STP that QELP received is less than previously expected. We expect to complete our analysis of STP’s financial information and our final valuation of the oil producing properties obtained from STP by December 31, 2009. We also are in the process of determining what further actions can be taken with regards to this matter and intend to pursue all remedies available under the law.
     Based on the information available at this time, we have estimated the fair value of the assets and liabilities obtained in connection with the settlement. As additional information becomes available other assets and/or liabilities may be identified and recorded.
The estimated fair value of the assets and liabilities received is as follows (in thousands):

	QRCP	QELP	Total
Cash, net of legal expenses	$2,429	$—	$2,429
Oil and gas properties	896	1,076	1,972
Other assets	50	—	50
Current liabilities	—	(326)	(326)
Long-term debt	—	(719)	(719)

Net assets received	$3,375	$31	$3,406

   Recombination
     On July 2, 2009, QRCP, Quest Midstream, Quest Energy and other parties thereto entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, following a series of mergers and an entity conversion, QRCP, Quest Energy and the successor to Quest Midstream will become wholly-owned subsidiaries of PostRock Energy Corporation (“PostRock”) a new, publicly-traded corporation (the “Recombination”). On October 2, 2009, the Merger Agreement was amended to, among other things, reflect certain technical changes as the result of an internal restructuring. On October 6, 2009, PostRock filed with the SEC a registration statement on Form S-4, which included a joint proxy statement/prospectus, relating to the Recombination.
     While we are working toward the completion of the Recombination before the end of 2009, it remains subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for PostRock and its subsidiaries, the approval of the transaction by our stockholders and the unitholders of QELP and QMLP, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.
     Upon completion of the Recombination, the equity of PostRock would be owned approximately 44% by current QMLP common unitholders, approximately 33% by current QELP common unitholders (other than QRCP), and approximately 23% by current QRCP stockholders.
     Additionally, in connection with the Merger Agreement, on July 2, 2009, we entered into a Support Agreement with Quest Energy, Quest Midstream and certain Quest Midstream unitholders (the “Support Agreement”), which was amended on October 2, 2009 to, among other things, add an additional Quest Midstream common unitholder as a party. Pursuant to the Support Agreement, as amended, we have, subject to certain conditions, agreed to vote the common and subordinated units of Quest Energy and Quest Midstream that we own in favor of the Recombination and the holders of approximately 73% of the common units of Quest Midstream have, subject to certain conditions, agreed to vote their common units in favor of the Recombination.
Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes, which are included elsewhere in this report.
     Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$18,329	$49,531	$56,711	$136,989
Natural gas pipelines	16,635	16,095	52,260	47,482
Elimination of inter-segment revenue	(11,002)	(8,583)	(31,238)	(25,921)

Natural gas pipelines, net of inter-segment revenue	5,633	7,512	21,022	21,561

Total segment revenues	$23,962	$57,043	$77,733	$158,550

Operating profit (loss):
Oil and gas production	$(11,342)	$18,005	$(128,246)	$42,237
Natural gas pipelines	4,254	2,985	17,840	10,768

Total segment operating profit (loss)	(7,088)	20,990	(110,406)	53,005
General and administrative expenses	(11,337)	(4,638)	(29,705)	(16,579)
Recovery of misappropriated funds, net of liabilities assumed	9	—	3,406	—

Total operating income (loss)	$(18,416)	$16,352	$(136,705)	$36,426

     Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
   Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Three Months Ended
	September 30,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$18,329	$49,531	$(31,202)	(63.0)%
Oil and gas production costs	$8,739	$9,963	$(1,224)	(12.3)%
Transportation expense (intercompany)	$11,002	$8,583	$2,419	28.2%
Depreciation, depletion and amortization	$9,930	$12,980	$(3,050)	(23.5)%
Production Data:
Natural gas production (Mmcf)	5,389	5,694	(305)	(5.4)%
Oil production (Mbbl)	20	19	1	5.3%
Total production (Mmcfe)	5,512	5,808	(296)	(5.1)%
Average daily production (Mmcfe/d)	59.9	63.1	(3.2)	(5.1)%

	Three Months Ended
	September 30,		Increase/
	2009	2008	(Decrease)
Average Sales Price per Unit:
Natural gas (Mcf)	$3.15	$8.31	$(5.16)	(62.1)%
Oil (Bbl)	$64.08	$116.89	$(52.81)	(45.2)%
Natural gas equivalent (Mcfe)	$3.33	$8.53	$(5.20)	(61.0)%
Average Unit Costs per Mcfe:
Production costs	$1.59	$1.72	$(0.13)	(7.6)%
Transportation expense (intercompany)	$2.00	$1.48	$0.52	35.1%
Depreciation, depletion and amortization	$1.80	$2.23	$(0.43)	(19.3)%
     Oil and Gas Sales. Oil and gas sales decreased $31.2 million, or 63.0%, to $18.3 million during the three months ended September 30, 2009. This decrease was primarily due to a decrease in average realized prices which resulted in decreased revenues of $30.2 million. Lower production volumes decreased revenue by an additional $1.0 million. Our average realized prices on an equivalent basis (Mcfe) decreased to $3.33 per Mcfe for the three months ended September 30, 2009, from $8.53 per Mcfe for the three months ended September 30, 2008.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses increased $1.2 million, or 6.4%, to $19.7 million for the three months ended September 30, 2009, from $18.5 million for the three months ended September 30, 2008.
     Oil and gas production costs decreased $1.2 million, or 12.3%, to $8.7 million during the three months ended September 30, 2009, from $10.0 million during the three months ended September 30, 2008. This decrease was primarily due to cost-cutting measures that began in the third quarter of 2008 continuing into the current year. Field headcount was reduced by approximately half while overtime hours were simultaneously reduced for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Well service improvement measures resulted in fewer wells going offline, reduced loss of production due to offline wells, and fewer well repairs in the current quarter compared to the prior year quarter. Production costs including gross production taxes and ad valorem taxes were $1.59 per Mcfe for the three months ended September 30, 2009 as compared to $1.72 per Mcfe for the three months ended September 30, 2008. The decrease in per unit cost was due to the cost-cutting and well service improvement measures discussed above.
     Transportation expense increased $2.4 million, or 28.2%, to $11.0 million during the three months ended September 30, 2009, from $8.6 million during the three months ended September 30, 2008. The increase was primarily due to an increase in the contracted transportation fee. Transportation expense was $2.00 per Mcfe for the three months ended September 30, 2009 as compared to $1.48 per Mcfe for the three months ended September 30, 2008.

     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization decreased approximately $3.1 million, or 23.5%, during the three months ended September 30, 2009 to $9.9 million from $13.0 million during the three months ended September 30, 2008. On a per unit basis, we had an decrease of $0.43 per Mcfe to $1.80 per Mcfe during the three months ended September 30, 2009 from $2.23 per Mcfe during the three months ended September 30, 2008. This decrease was primarily due to the impairment of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009, which decreased our rate per unit, as well as the resulting decrease in the depletable pool.
   Natural Gas Pipelines Segment
Natural gas pipelines segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Three Months Ended
	September 30,
	2009	2008	Increase/ (Decrease)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$5,633	$7,512	$(1,879)	(25.0)%
Gas pipeline revenue — Intercompany	11,002	8,583	2,419	28.2%

Total natural gas pipeline revenue	$16,635	$16,095	$540	3.4%
Pipeline operating expense	$8,243	$7,737	$506	6.5%
Depreciation and amortization expense	$4,138	$5,373	$(1,235)	(23.0)%
Throughput Data (Mmcf):
Throughput — Third Party	1,761	1,509	252	16.7%
Throughput — Intercompany	6,062	6,578	(516)	(7.8)%

Total throughput (Mmcf)	7,823	8,087	(264)	(3.3)%
Average Pipeline Operating Costs per Mcf:
Pipeline operating expense	$1.05	$0.96	$0.09	9.4%
Depreciation and amortization	$0.53	$0.66	$(0.13)	(19.7)%
     Pipeline Revenue. Total natural gas pipeline revenue increased $0.5 million to $16.6 million for the three months ended September 30, 2009 from $16.1 million for the three months ended September 30, 2008.
     Third party natural gas pipeline revenue decreased $1.9 million, or 25.0%, to $5.6 million during the three months ended September 30, 2009, from $7.5 million during the three months ended September 30, 2008.
     Intercompany natural gas pipeline revenue increased $2.4 million, or 28.2%, to $11.0 million during the three months ended September 30, 2009, from $8.6 million during the three months ended September 30, 2008. The increase was primarily due to a higher contracted rate in 2009.
     Pipeline Operating Expense. Pipeline operating expense increased $0.5 million, or 6.5%, to $8.2 million during the three months ended September 30, 2009, from $7.7 million during the three months ended September 30, 2008. Pipeline operating costs per unit increased $0.09 per Mcf during the three months ended September 30, 2009, from $0.96 per Mcf to $1.05 per Mcf. The increase in per unit cost was the result of lower volumes over which to spread fixed costs.
     Depreciation and Amortization. Depreciation and amortization expense decreased $1.2 million, or 23.0%, to $4.1 million during the three months ended September 30, 2009, from $5.4 million during the three months ended September 30, 2008. Depreciation and amortization per unit decreased $0.13, or 19.7%, to $0.53 per Mcf for the three months ended September 30, 2009 from $0.66 per Mcf for the three months ended September 30, 2008.
     Unallocated Items
The following is a discussion of items not allocated to either of our segments.
     General and Administrative Expenses. General and administrative expenses increased $6.7 million, or 144.4%, to $11.3 million during the three months ended September 30, 2009, from $4.6 million during the three months ended September 30, 2008. The increase is primarily due to increased accounting and audit fees related to our reaudits and restatements as well as legal, investment banker, audit and other professional fees in connection with the Recombination activities partially offset by reduced stock compensation expense.
     Gain from Derivative Financial Instruments. Gain from derivative financial instruments decreased $136.4 million to $8.8 million for the three months ended September 30, 2009, from $145.1 million for the three months ended September 30, 2008. We recorded a $10.9 million unrealized loss and $19.6 million realized gain on our derivative contracts for the three months ended September 30, 2009 compared to a $152.7 million unrealized gain and $7.5 million realized loss for the three months ended September 30, 2008. Unrealized gains and losses are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another.
     Interest expense, net. Interest expense, net, decreased $0.3 million, or 4.2%, to $6.9 million during the three months ended September 30, 2009, from $7.2 million during the three months ended September 30, 2008. The decrease is primarily due to lower interest rates on QELP’s and QMLP’s revolving credit facilities offset by a $0.8 million write-off of unamortized debt issuance cost associated with the modification of QRCP’s Credit Agreement (See “—Liquidity and Capital Resources—Sources of Liquidity in 2009 and Capital Requirements—Credit Agreements—QRCP—Modification of debt” below)
     Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Oil and Gas Production Segment
     Oil and gas production segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Nine Months Ended
	September 30,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$56,711	$136,989	$(80,278)	(58.6)%
Oil and gas production costs	$23,699	$33,000	$(9,301)	(28.2)%
Transportation expense (intercompany)	$31,238	$25,921	$5,317	20.5%
Depreciation, depletion and amortization	$27,118	$35,831	$(8,713)	(24.3)%
Impairment of oil and gas properties	$102,902	—	$102,902	*

Production Data:
Natural gas production (Mmcf)	16,198	15,755	443	2.8%
Oil production (Mbbl)	60	47	13	27.7%
Total production (Mmcfe)	16,558	16,037	521	3.2%
Average daily production (Mmcfe/d)	60.7	58.5	2.2	3.8%

	Nine Months Ended
	September 30,		Increase/
	2009	2008	(Decrease)
Average Sales Price per Unit:
Natural gas (Mcf)	$3.31	$8.37	$(5.06)	(60.5)%
Oil (Bbl)	$52.38	$110.40	$(58.02)	(52.6)%
Natural gas equivalent (Mcfe)	$3.42	$8.54	$(5.12)	(60.0)%
Average Unit Costs per Mcfe:
Production costs	$1.43	$2.06	$(0.63)	(30.6)%
Transportation expense (intercompany)	$1.89	$1.62	$0.27	16.7%
Depreciation, depletion and amortization	$1.64	$2.23	$(0.59)	(26.5)%

*	not meaningful
     Oil and Gas Sales. Oil and gas sales decreased $80.3 million, or 58.6%, to $56.7 million for the nine months ended September 30, 2009 from $137.0 million for the nine months ended September 30, 2008. This decrease was primarily the result of a decrease in average realized sales prices, offset, minimally, by an increase in volumes. The decrease in average realized sales prices resulted in a decrease in revenues of $82.1 million. Our average realized prices on an equivalent basis (Mcfe) decreased to $3.42 per Mcfe for the nine months ended September 30, 2009 from $8.54 per Mcfe for the nine months ended September 30, 2008. Offsetting this decrease were additional volumes of 521 Mmcfe, accounting for an increase in revenues of $1.8 million. The increased volumes primarily resulted from our acquisition of oil and gas producing properties from PetroEdge Resources (WV) LLC (“PetroEdge”) on July 11, 2008.

     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses decreased $4.0 million, or 6.8%, to $54.9 million during the nine months ended September 30, 2009, from $58.9 million during the nine months ended September 30, 2008.
     Oil and gas production costs decreased $9.3 million, or 28.2%, to $23.7 million during the nine months ended September 30, 2009, from $33.0 million during the nine months ended September 30, 2008. This decrease was primarily due to cost-cutting measures that began in the third quarter of 2008 continuing into the current year. Field headcount was reduced by approximately one-third while overtime hours were simultaneously reduced for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The reductions came at the same time we absorbed the operations of PetroEdge which increased our total production, further reducing our cost per Mcfe. Well service improvement measures resulted in fewer wells going offline, reduced loss of production due to offline wells, and fewer well repairs for the current period compared to the prior year period. Production costs including gross production taxes and ad valorem taxes were $1.43 per Mcfe for the nine months ended September 30, 2009 as compared to $2.06 per Mcfe for the nine months ended September 30, 2008. The decrease in per unit cost was due to the cost-cutting and well service improvement measures discussed above, as well as slightly higher volumes over which to spread fixed costs.
     Transportation expense increased $5.3 million, or 20.5%, to $31.2 million during the nine months ended September 30, 2009, from $25.9 million during the nine months ended September 30, 2008. The increase was primarily due to the increase in the contracted rate in 2009 compared to 2008, as well as increased volumes of 521 Mmcfe. The per unit cost increased $0.27 per Mcfe to $1.89 per Mcfe for the nine months ended September 30, 2009 as compared to $1.62 per Mcfe for the nine months ended September 30, 2008.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization decreased approximately $8.7 million, or 24.3%, during the nine months ended September 30, 2009 to $27.1 million from $35.8 million during the nine months ended September 30, 2008. On a per unit basis, we had a decrease of $0.59 per Mcfe to $1.64 per Mcfe during the nine months ended September 30, 2009 from $2.23 per Mcfe during the nine months ended September 30, 2008. This decrease was primarily due to the impairments of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009, which decreased our rate per unit, as well as the resulting decrease in the depletable pool.
     Impairment of Oil and Gas Properties. Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The Company had previously recognized a ceiling test impairment of $102.9 million during the first quarter of 2009. No impairment was necessary for the second quarter of 2009. As of September 30, 2009, the ceiling test computation utilizing spot prices on that day resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the September 30, 2009 present value of future net revenues by approximately $11.1 million. As a result of subsequent increases in spot prices, the need to recognize an impairment for the quarter ended September 30, 2009, was eliminated. No impairment was necessary for the three month and nine month periods ending September 30, 2008, due to the level of oil and natural gas prices during those periods.

   Natural Gas Pipelines Segment
Natural gas pipelines segment data for the periods indicated are as follows (in thousands, except unit and per unit data):

	Nine Months Ended
	September 30,
	2009	2008	Increase/ (Decrease)
	($ in thousands)
Natural Gas Pipeline Revenue:
Gas pipeline revenue — Third Party	$21,022	$21,561	$(539)	(2.5)%
Gas pipeline revenue — Intercompany	31,238	25,921	5,317	20.5%

Total natural gas pipeline revenue	$52,260	$47,482	$4,778	10.1%
Pipeline operating expense	$22,264	$22,859	$(595)	(2.6)%
Depreciation and amortization expense	$12,156	$13,855	$(1,699)	(12.3)%
Throughput Data (Mmcf):
Throughput — Third Party	8,801	7,471	1,330	17.8%
Throughput — Intercompany	18,706	18,862	(156)	(0.8)%

Total throughput (Mmcf)	27,507	26,333	1,174	4.5%
Average Pipeline Operating Costs per Mcf:
Pipeline operating expense	$0.81	$0.87	$(0.06)	(6.9)%
Depreciation and amortization	$0.44	$0.53	$(0.09)	(17.0)%
     Pipeline Revenue. Total natural gas pipeline revenue increased $4.8 million, or 10.1%, to $52.3 million during the nine months ended September 30, 2009, from $47.5 million during the nine months ended September 30, 2008.
     Third party natural gas pipeline revenue was generally flat, decreasing $0.5 million, or 2.5%, to $21.0 million during the nine months ended September 30, 2009, from $21.6 million during the nine months ended September 30, 2008.
     Intercompany natural gas pipeline revenue increased $5.3 million, or 20.5%, to $31.2 million during the nine months ended September 30, 2009, from $25.9 million during the nine months ended September 30, 2008. The increase is primarily due to the increase in the contracted rate for 2009.
     Pipeline Operating Expense. Pipeline operating expense was generally flat, decreasing $0.6 million, or 2.6%, to $22.3 million during the nine months ended September 30, 2009 from $22.9 million during the nine months ended September 30, 2008. Pipeline operating costs per unit decreased $0.06 per Mcf, from $0.87 per Mcf for the nine months ended September 30, 2008 to $0.81 per Mcf for the nine months ended September 30, 2009. The decrease in per unit cost was the result of the cost-cutting efforts, as well as higher volumes over which to spread fixed costs.
     Depreciation and Amortization. Depreciation and amortization expense decreased $1.7 million, or 12.3%, to $12.2 million during the nine months ended September 30, 2009, from $13.9 million during the nine months ended September 30, 2008.
   Unallocated Items
The following is a discussion of items not allocated to either of our segments.
     General and Administrative Expenses. General and administrative expenses increased $13.1 million, or 79.2%, to $29.7 million during the nine months ended September 30, 2009, from $16.6 million during the nine months ended September 30, 2008. The increase is primarily due to the increased legal, consulting and audit fees due to the reaudits and restatements of our financial statement as well as increased legal, investment banker, and other professional fees in connection with our Recombination activities.
     Gain (loss) from derivative financial instruments. Gain from derivative financial instruments increased $35.6 million to $31.1 million during the nine months ended September 30, 2009, from a loss of $4.5 million during the nine months ended September 30, 2008. We recorded a $52.0 million unrealized loss and $83.1 million realized gain on our derivative contracts for the nine months ended September 30, 2009 compared to a $13.3 million unrealized gain and $17.8 million realized loss for the nine months ended

September 30, 2008. The increase in realized gain included the $26 million cash received as a result of amending or exiting certain of our above market derivative financial instruments.
     Interest expense, net. Interest expense, net, increased $3.4 million, or 19.8% to $20.7 million during the nine months ended September 30, 2009, from $17.2 million during the nine months ended September 30, 2008. The increase is primarily due to a higher average outstanding debt balance for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as well as a $0.8 million write-off of unamortized debt issuance cost associated with the modification of QRCP’s Credit Agreement in the third quarter of 2009 (See “—Liquidity and Capital Resources—Sources of Liquidity in 2009 and Capital Requirements—Credit Agreements—QRCP—Modification of Debt” below).
Liquidity and Capital Resources
     Overview. Our operating cash flows are driven by the quantities of our production of oil and natural gas and the prices received from the sale of this production and revenue generated from our pipeline operating activities. Prices of oil and natural gas have historically been very volatile and can significantly impact the cash from the sale of our oil and natural gas production. Use of derivative financial instruments helps mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of oil and natural gas property operating costs, severance and ad valorem taxes, interest on our indebtedness, general and administrative expenses and taxes on income.
     Our primary sources of liquidity are cash generated from our operations, amounts, if any, available under our revolving credit facilities, and funds from future private and public equity and debt offerings.
     At September 30, 2009, Quest Energy had $160.0 million outstanding and no additional availability under its revolving credit facility. In July 2009, the borrowing base under Quest Energy’s credit agreement was reduced from $190 million to $160 million, which, following the principal payment of $15.0 million Quest Energy made on June 30, 2009, resulted in the outstanding borrowings under the credit facility exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future estimated proved developed producing natural gas production hedged to approximately 85% through 2013. On July 8, 2009, Quest Energy repaid the $14 million borrowing base deficiency. Quest Energy anticipates that in connection with the redetermination of its borrowing base in November 2009, its borrowing base will be further reduced from its current level of $160 million. In the event of a borrowing base reduction, Quest Energy expects to be able to make the required payments resulting from the borrowing base deficiency out of existing funds.
     At September 30, 2009, Quest Midstream had $121.7 million outstanding under its revolving credit facility. On August 19, 2009, RBC and QMLP entered into a letter agreement wherein QMLP agreed that during negotiations related to the Recombination, it would not submit a borrowing request or request a letter of credit until the earlier to occur of the Recombination or December 31, 2009.
     Historically, QRCP has been almost exclusively dependent upon distributions from its partnership interests in Quest Energy and Quest Midstream for revenue and cash flow. However, Quest Midstream has not paid any distributions on any of its units since the second quarter of 2008, and Quest Energy suspended its distributions on its subordinated units from the third quarter of 2008 and all units starting with the fourth quarter of 2008. QRCP does not expect to receive any distributions from Quest Energy or Quest Midstream for the remainder of 2009 and is unable to estimate at this time when such distributions may be resumed. Although QRCP is not currently receiving distributions from Quest Energy or Quest Midstream, it continues to require cash to fund general and administrative expenses, debt service requirements, capital expenditures to develop and maintain its undeveloped acreage, drilling commitments and payments to landowners necessary to maintain its oil and gas leases.
     On September 11, 2009, QRCP amended and restated its credit agreement to add an additional $8 million revolving credit facility to finance QRCP’s drilling program in the Appalachian Basin, general and administrative expenses, working capital and other corporate expenses. Management believes that the new revolving credit facility will provide QRCP with sufficient liquidity to satisfy its obligations, including general and administrative expenses, capital expenditures and debt service requirements through June 30, 2010. As discussed under “—Credit Agreements—QRCP” below, the total amount due by QRCP under its Credit Agreement on July 11, 2010 is estimated to be approximately $21 million. As a result, QRCP will need to raise a significant amount of equity capital during the first half of 2010 to pay this amount and further fund its drilling program. QRCP (or PostRock if the Recombination is completed) may not be able to raise a sufficient amount of equity capital for these purposes at the appropriate time due to market conditions or its financial condition and prospects or may have to issue shares at a significant discount to the market price. See Part II,

Item 1A. “Risk Factors—Risks Related to the Business of QRCP—The current financial crisis and economic conditions have had, and may continue to have, a material adverse impact on QRCP’s business and financial condition.”
     Cash Flows from Operating Activities. Cash flows provided by operating activities totaled $64.6 million for the nine months ended September 30, 2009 compared to cash flows provided by operations of $56.2 million for the nine months ended September 30, 2008. Cash from operating activities increased primarily due to realized gains on derivative financial instruments of $83.1 million for the nine months ended September 30, 2009, compared to the realized losses of $17.8 million for the nine months ended September 30, 2008. Realized gains in the current period included $26 million of cash received as a result of exiting or amending certain of our above market derivative financial instruments in June 2009. The increased cash flows from derivative gains was offset by lower revenues from oil and gas sales as a result of declining prices and by higher selling, general and administrative expenses in the current period.
     Cash Flows from Investing Activities. Net cash flows provided by investing activities totaled $2.3 million for the nine months ended September 30, 2009 as compared to cash flows used in investing activities of $261.9 million for the nine months ended September 30, 2008. In 2009, we significantly curbed our acquisition and development activity due to the decline in oil and gas prices as well as liquidity constraints. In addition, we received $8.8 million from the sale of certain oil and gas properties. Cash flows used in investing activities in 2008 included $141.8 million related to the PetroEdge acquisition. The following table sets forth our capital expenditures by major categories for the nine months ended September 30, 2009.

Nine months ended
September 30, 2009
(In thousands)
Capital expenditures:
Leasehold acquisition	$1,710
Development	3,543
Pipelines	684
Other items	426

Total capital expenditures	$6,363

     Cash Flows from Financing Activities. Net cash flows used in financing activities totaled $46.8 million for the nine months ended September 30, 2009 as compared to cash flows provided by financing activities of $217.0 million for the nine months ended September 30, 2008. The cash provided by financing activities during 2008 was primarily due to the borrowings of $206.0 million, while the cash used for the nine months ended September 30, 2009 was primarily due to the repayment of $49.1 million of revolver and note borrowings.
     Working Capital. At September 30, 2009, we had current assets of $80.8 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $19.6 million and $1.4 million, respectively) was a deficit of $7.4 million at September 30, 2009, compared to a working capital deficit (excluding the short-term derivative asset and liability of $43.0 million and $12,000, respectively) of $41.5 million at December 31, 2008.
Sources of Liquidity in 2009 and Capital Requirements
     Credit Facilities
     QRCP.
     QRCP and Royal Bank of Canada (“RBC”) were parties to an Amended and Restated Credit Agreement, as amended (the “Original Credit Agreement”), dated as of July 11, 2008, for a $35 million term loan, due and maturing on July 11, 2010.
     QRCP entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with RBC on September 11, 2009. The Credit Agreement contemplates the Recombination and provides that the closing of the Recombination will not be an event of default. No additional amendments to the Credit Agreement are contemplated prior to the closing of the Recombination or in connection therewith. The Credit Agreement includes a term loan with a current outstanding principal balance of $28.25 million and an $8 million revolving line of credit. In addition, there are also four promissory notes that have been issued under the Credit Agreement: an $862,786 interest deferral note dated June 30, 2009 (representing outstanding due and unpaid interest on the term loan), a $924,332 interest deferral note dated September 30, 2009 (representing outstanding due and unpaid interest on the term loan), a $282,500 payment-in-kind note dated May 29, 2009 (representing a 1% amendment fee payable by QRCP in connection with the fourth amendment to the Original Credit Agreement), and a second $25,000 payment-in-kind note dated June 30, 2009 (representing an amendment fee payable by QRCP in connection with the fifth amendment to the Original Credit Agreement).

     Modification of debt. As a result of the amendment and restatement of the Credit Agreement, QRCP evaluated the remaining cash flows of this facility under FASB ASC 470-50-40 Debt — Modifications and Extinguishments — Derecognition to determine if the facility had been substantially modified as defined by the guidance. Upon determining that a substantial modification had occurred, QRCP recorded an extinguishment of prior debt and the assumption of new debt at fair value. Our analysis indicated that the fair value of the new debt facility was not materially different from the principal amount of the previous debt facility. As a result, QRCP recorded a $0.8 million loss on extinguishment of debt which represents a write-off of unamortized debt issuance costs associated with the prior debt facility. The loss is reflected in interest expense, net, in QRCP’s condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q.
     Interest Rate and Other Fees. Interest accrues on the QRCP term loan, the two interest deferral notes and the two payment-in-kind notes at the base rate plus 10.0%. The base rate varies daily and is generally the higher of the federal funds rate plus 0.50% or RBC’s prime rate for such day. The revolving line of credit is non-interest bearing. Instead, QRCP is required to pay to the lenders a facility fee equal to $2.0 million on July 11, 2010. The facility fee will be proportionately reduced if all of the following facility fee reduction conditions are satisfied: (i) repayment and termination by QRCP of the revolving line of credit, (ii) payment of the deferred quarterly principal payments under the term loan as discussed below under “— Payments,” (iii) repayment of the interest deferral notes and the two payment-in-kind notes and (iv) payment of any deferred interest under the term loan, the interest deferral note and the two payment-in-kind notes as discussed below under “— Payments.”
     Additionally, QRCP assigned through its subsidiaries to the lenders an overriding royalty interest in the oil and gas properties owned by it in the aggregate equal to 2% of its working interest (plus royalty interest, if any), proportionately reduced, in its oil and gas properties. Each lender agreed to reconvey the overriding royalty interest (and any accrued payments owing to such lender) if on or before July 11, 2010 the facility fee reduction conditions discussed above are satisfied and the term loan (together with accrued and unpaid interest) is paid in full. Each lender also agreed to reconvey the overriding royalty interest (but not any accrued payments owing to such lender) if on or before July 11, 2010 the facility fee reduction conditions discussed above are satisfied.
     Payments. Quarterly principal payments of $1.5 million on the term loan due September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 will be deferred until July 11, 2010, at which time all $6 million will be due. Thereafter, QRCP will be required to make a principal repayment of $1.5 million at the end of each calendar quarter until maturity.
     Maturity Dates. The maturity date of the term loan is January 11, 2012. The maturity date of the revolving line of credit, the two interest deferral notes and the two payment-in-kind notes is July 11, 2010. The revolving line of credit, term loan, interest deferral notes and the two payment-in-kind notes may be prepaid at any time without any premium or penalty. On July 11, 2010, the total amount due by QRCP under the Credit Agreement (assuming the facility fee reduction conditions are all satisfied on that date) would be approximately $21 million.
     Security Interest. The Credit Agreement is secured by a first priority lien on QRCP’s ownership interests in QELP and QMLP and the oil and gas properties owned by Quest Eastern in the Appalachian Basin, which are substantially all of QRCP’s assets. The assets of QMLP, QELP and their subsidiaries are not pledged to secure the QRCP term loan. The Credit Agreement provides that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates (or BP Corporation North America, Inc. or its affiliates), will be secured pari passu by the liens granted under the loan documents.
     Events of Default. In addition to customary events of default, it is an event of default under the Credit Agreement if by November 30, 2009, QRCP has not (i) delivered to RBC evidence that the Recombination has been agreed to by the lenders under QELP’s and QMLP’s credit agreements and (ii) delivered to RBC evidence that the board of directors of each of QRCP, QELP, QMLP and certain of their subsidiaries have approved the terms of any amendments, restatements or new credit facilities to renew, rearrange or replace the existing credit agreements of each of QELP and QMLP. The financial covenants have been removed from the Credit Agreement, but QRCP and RBC agreed that if the facility fee reduction conditions discussed above under “—Interest Rates and Other Fees” were satisfied on or before July 11, 2010, they would negotiate in good faith to amend the Credit Agreement to add financial covenants customary for similar credit agreements of this type.
     Debt Balance at September 30, 2009. At September 30, 2009, $30.3 million was outstanding under the term loan, interest deferral notes and payment-in-kind notes. The weighted average interest rate for the quarter ended September 30, 2009 was 12.42%. In addition, $1.5 million was outstanding under the $8.0 million revolving line of credit.

     Compliance. As discussed above under “—Events of Default,” the financial covenants were removed from the Credit Agreement as of September 30, 2009. QRCP was in compliance with all of its remaining covenants under the Credit Agreement as of September 30, 2009.
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
     The borrowing base was $160.0 million and the amount borrowed under the Quest Cherokee Credit Agreement was $160.0 million as of September 30, 2009. As a result, there was no additional borrowing ability as of September 30, 2009. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended September 30, 2009 was 4.36%.
     In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Energy did not exit were set to market prices at the time. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future estimated proved developed producing natural gas production hedged to approximately 85% through 2013. On September 30, 2009, using these proceeds, Quest Energy made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Energy repaid the $14 million Borrowing Base Deficiency. Quest Energy anticipates that in connection with the redetermination of its borrowing base in November 2009, its borrowing base will be further reduced from its current level of $160 million. In the event of a borrowing base reduction, Quest Energy expects to be able to make the required payments resulting from the borrowing base deficiency out of existing funds.
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
     Quest Cherokee was in compliance with all of its covenants under the Quest Cherokee Credit Agreement as of September 30, 2009.
     B. Second Lien Loan Agreement.
     Quest Energy and Quest Cherokee are parties to a Second Lien Senior Term Loan Agreement, as amended (the “Second Lien Loan Agreement”), dated as of July 11, 2008, with RBC, KeyBank, Société Générale and the parties thereto for a $45 million term loan originally due and maturing on September 30, 2009.
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     As of September 30, 2009, $29.8 million was outstanding under the Second Lien Loan Agreement. The weighted average interest rate under the Second Lien Loan Agreement for the quarter ended September 30, 2009 was 11.25%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders. On September 30, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to the Second Lien Senior Term Loan Agreement that extended the maturity date of the loan for an additional 31 days from September 30, 2009 to October 31, 2009. On October 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to the Second Lien Senior Term Loan Agreement that extended the maturity date of the loan for an additional 16 days to November 16, 2009. While Quest Energy and Quest Cherokee are currently negotiating further extensions to this loan, there can be no assurance that such negotiations will be successful or that Quest Energy and Quest Cherokee will be able to repay amounts due under the Second Lien Loan Agreement in accordance with the terms of the Second Lien Loan Agreement.
     Quest Cherokee was in compliance with all of its covenants under the Second Lien Loan Agreement as of September 30, 2009.
     Quest Midstream.
     Quest Midstream and its wholly-owned subsidiary, Bluestem Pipeline, LLC, have a separate $135 million syndicated revolving credit facility under an Amended and Restated Credit Agreement, as amended (the “Quest Midstream Credit Agreement”), with RBC and the lenders party thereto.
     As of September 30, 2009, the amount borrowed under the Quest Midstream Credit Agreement was $121.7 million. The weighted average interest rate for the quarter ended September 30, 2009 was 3.38%.
     On August 19, 2009, RBC and QMLP entered into a letter agreement wherein QMLP agreed that during negotiations related to the Recombination, it would not submit a borrowing request or request a letter of credit until the earlier to occur of the Recombination or December 31, 2009.
     QMLP made a $3.4 million Excess Cash Flow payment (as defined in the Quest Midstream Credit Agreement) on August 17, 2009.
     Quest Midstream was in compliance with all of its covenants as of September 30, 2009.
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
     On July 1, 2009, Quest Energy GP, LLC entered into an amendment to its original agreement with its financial advisor, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, which amount was paid upon execution of the amendment. Fees through July 2009, have been expensed and properly accrued as of September 30, 2009. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
     As discussed above under “—Liquidity and Capital Resources—Sources of Liquidity in 2009 and Capital Requirements—Credit Agreements—QRCP”, on September 11, 2009, QRCP amended and restated its credit agreement to, among other things, add a new revolving line of credit that permits borrowings of up to an initial maximum amount of $5.6 million until November 30, 2009 and thereafter, provided no event of default exists, up to a maximum of $8.0 million.

Off-balance Sheet Arrangements
     At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.
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
     The following table summarize the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts as of September 30, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Thereafter	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	3,687,360	16,129,060	13,550,302	11,000,004	9,000,003	53,366,729
Weighted-average fixed price per Mmbtu	$7.78	$6.26	$6.80	$7.13	$7.28	$6.85
Fair value, net	$11,939	$5,020	$1,048	$1,676	$1,178	$20,861
Natural Gas Collars:
Contract volumes (Mmbtu)	187,500	—	—	—	—	187,500
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$—	$—	$—	$—	$11.00
Ceiling	$15.00	$—	$—	$—	$—	$15.00
Fair value, net	$1,154	$—	$—	$—	$—	$1,154
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	3,874,860	16,129,060	13,550,302	11,000,004	9,000,003	53,554,229
Weighted-average fixed price per Mmbtu	$7.94	$6.26	$6.80	$7.13	$7.28	$6.87
Fair value, net	$13,093	$5,020	$1,048	$1,676	$1,178	$22,015
Basis Swaps:
Contract volumes (Bbl)	—	3,630,000	8,549,998	9,000,000	9,000,003	30,180,001
Weighted-average fixed price per Bbl	$—	$0.63	$0.67	$0.70	$0.71	$0.69
Fair value, net	$—	$(957)	$(1,512)	$(1,393)	$(1,138)	$(5,000)
Crude Oil Swaps:
Contract volumes (Bbl)	9,000	30,000	—	—	—	39,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$—	$88.09
Fair value, net	$170	$386	$—	$—	$—	$556

Total fair value, net	$13,263	$4,449	$(464)	$283	$40	$17,571
     In June 2009, we amended or exited certain of our above market natural gas price derivative contracts for periods beginning in the second quarter of 2010 through the fourth quarter of 2012. In return, we received approximately $26 million. Concurrent with this, the strike prices on the derivative contracts that we did not exit were set to market prices at the time and we entered into new natural gas price derivative contracts to increase the total amount of our future estimated proved developed producing natural gas production hedged to approximately 85% through 2013. Except for the commodity derivative contracts noted above, there have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2008, in Item 7A of our 2008 Form 10-K/A.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009. Notwithstanding this determination, our management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.
     In connection with the preparation of our 2008 Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control — Integrated Framework issued be the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management identified numerous control deficiencies that constituted material weaknesses as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008:
(1)	Control environment — We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of these control environment material weaknesses contributed to the material weaknesses discussed in items (2) through (8) below. We did not maintain an effective control environment because of the following material weaknesses:
(a)	We did not maintain a tone and control consciousness that consistently emphasized adherence to accurate financial reporting and enforcement of Company policies and procedures. This control deficiency fostered a lack of sufficient appreciation for internal controls over financial reporting, allowed for management override of internal controls in certain circumstances and resulted in an ineffective process for monitoring the adherence to QRCP’s policies and procedures.

(b)	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

(c)	We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program, (ii) consistent background checks of personnel in positions of responsibility, and (iii) an ongoing program to manage identified fraud risks.
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
Changes in Internal Control Over Financial Reporting
     As discussed above, as of December 31, 2008, we had material weaknesses in our internal control over financial reporting.
     Our management, under new leadership as described below, has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts are intended both to address the identified material weaknesses and to enhance our overall financial control environment. In January 2009, Mr. Eddie LeBlanc was appointed Chief Financial Officer (our principal financial and accounting officer). In May 2009, Mr. David Lawler was appointed Chief Executive Officer (our principal executive officer). The design and implementation of these and other remediation efforts are the commitment and responsibility of this new leadership team.
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
     The Board of Directors has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Board of Directors, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting and our disclosure controls and procedures.
     During 2009, the Company has made the following changes to address the previously reported material weaknesses in internal control over financial reporting and disclosure controls and procedures:
a)	The Company hired additional experienced accounting personnel with specific experience in (1) financial reporting for public companies; (2) preparing consolidated financial statements; (3) oil and gas property and pipeline asset accounting; (4) inter-company accounts and investments in subsidiaries; and (5) GAAP revenue accounting.

b)	The Company implemented a closing calendar and consolidation process that includes accrual based financial statements being reviewed by qualified personnel in a timely manner.

c)	The Company reviews consolidating financial statements with senior management, the audit committee of the board of directors and the full board of directors.

d)	The Company completes disclosure checklists for both GAAP and SEC required disclosures to ensure disclosures are complete.

e)	The Company has created a disclosure committee as part of its SEC filing process.
     In addition, during the third quarter of 2009, the Company has:
a)	Communicated internally to employees regarding ethics and the availability of its internal fraud hotline;

b)	Evaluated and prioritized the material weaknesses noted above and developed specific actions necessary in order to remediate them;

c)	Performed a preliminary assessment of accounting and disclosure policies and procedures and begun the process of updating and revising them; and

d)	Begun regular meetings of the disclosure committee.
     We believe the measures described above will enhance the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting and disclosure controls and procedures. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our internal control over financial reporting and our disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting and our disclosure controls and procedures, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     See Part I, Item I, Note 9 to our condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated herein by reference.
     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. We record a liability related to our legal proceedings and claims when we have determined that it is probable that we will be obligated to pay and the related amount can be reasonably estimated. Except for those legal proceedings listed in Part I, Item 1, Note 10 to our condensed consolidated financial statements included in this Form 10-Q or in our 2008 Form 10-K/A, we believe there are no pending legal proceedings in which we are currently involved which, if adversely determined, could have a material adverse effect on our financial position, results of operations or cash flow. While we intend to defend vigorously against these claims, we are unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result.
ITEM 1A. RISK FACTORS.
Risks Related to the Recombination
While the Recombination is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.
     Uncertainty about our financial condition and the effect of the Recombination on employees, customers and suppliers may have an adverse effect on us pending consummation of the Recombination and, consequently, on the combined company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Recombination is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention may be particularly challenging during the pendency of the Recombination because employees may experience uncertainty about their future roles with the combined company, and we have experienced resignations of officers and other key personnel since the date of the Merger Agreement. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed.
     The Merger Agreement restricts us, without QELP’s and QMLP’s consent and subject to certain exceptions, from taking certain specified actions until the Recombination occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the Recombination or termination of the Merger Agreement.
     Even absent these restrictions, we may not have the liquidity or resources available or the ability under our credit agreements to pursue alternatives to the Recombination, even if we determine that another opportunity would be more beneficial. In addition, management is devoting substantial time and other human resources to the proposed transaction and related matters, which could limit their ability to pursue other attractive business opportunities, including potential joint ventures, stand-alone projects and other transactions. If we are unable to pursue such other attractive business opportunities, then our growth prospects and the long-term strategic position of our business and the combined business could be adversely affected.

The Merger Agreement is subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, and the Recombination may not be consummated even if our stockholders and the QELP and QMLP unitholders approve the Merger Agreement and the Recombination.
     Under the Merger Agreement, completion of the Recombination is conditioned upon the satisfaction of closing conditions, including, among others, the arrangement of one or more credit facilities for PostRock and its subsidiaries on terms reasonably acceptable to our board of directors and the conflicts committee of each of QEGP and QMGP, the approval of the transaction by our stockholders, the QELP unitholders and the QMLP unitholders, and consents from each entity’s existing lenders. The required conditions to closing may not be satisfied or, if permissible, waived, in a timely manner, if at all, and the Recombination may not occur. Given the distressed nature of the parties, PostRock may not be able to obtain one or more credit facilities on terms that our board of directors and the conflicts committee of each of QEGP and QMGP find reasonably acceptable. In addition, we, QELP and QMLP can agree not to consummate the Recombination even if our stockholders, QELP unitholders and QMLP unitholders approve the Merger Agreement and the Recombination and any of QRCP, QELP or QMLP may terminate the Merger Agreement if the Recombination has not been consummated by March 31, 2010.
Failure to complete the Recombination could negatively impact the value of our common stock and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.
     If the Recombination is not completed for any reason, we could be subject to several risks including the following:

•	there may be events of default under our indebtedness and such indebtedness may be accelerated and become immediately due and payable, which may result in the bankruptcy of QRCP or QELP (please read “— Risks Related to Our Financial Condition— If the Recombination is delayed or not consummated or if the Merger Agreement is terminated, there may be events of default under our indebtedness enabling the lenders to accelerate such indebtedness, which could lead to the foreclosure of collateral and our bankruptcy”);

•	the market price of our common stock may decline to the extent that the current market price reflects market assumptions that the Recombination will be completed and that the combined company will experience a potentially enhanced financial position;

•	our common stock may be delisted from the Nasdaq Global Market if the Recombination has not closed or we have not otherwise satisfied the $1 per share minimum bid listing requirement by March 15, 2010;

•	there will be substantial transaction costs related to the Recombination, such as investment banking, legal and accounting fees, printing expenses and other related charges, that must be paid even if the Recombination is not completed;

•	there may be an adverse impact on relationships with customers, suppliers and others to the extent they believe that we cannot compete in the marketplace or continue as a solvent entity without the Recombination or otherwise remain uncertain about our future prospects in the absence of the Recombination; and

•	we may experience difficulty in retaining and recruiting current and prospective employees.
We will incur significant transaction and merger-related integration costs in connection with the Recombination.
     As of September 30, 2009, we have already incurred approximately $7.3 million in aggregate transaction costs in connection with the Recombination and expect to pay approximately $6.7 million in additional aggregate transaction costs subsequent to September 30, 2009. These transaction costs include investment banking, legal and accounting fees and expenses, SEC filing fees, printing expenses, mailing expenses, proxy solicitation expenses and other related charges. These amounts are preliminary estimates that are subject to change. A portion of the transaction costs will be incurred regardless of whether the Recombination is consummated. We will pay 10% of the combined transaction costs and QELP and QMLP will each pay 45% of the combined transaction costs, except that we and QELP will share equally the costs of printing and mailing the definitive joint proxy statement/prospectus to, and soliciting proxies (including fees of proxy solicitors) from, our stockholders and QELP’s unitholders and QMLP will pay the cost of mailing the definitive joint proxy statement to, and soliciting proxies from, its unitholders. These costs will reduce the cash available to the combined company following completion of the Recombination and will adversely impact its liquidity and ability to make capital expenditures.
Risks Related to Our Financial Condition
Former senior management were terminated in 2008 following the discovery of various misappropriations of funds of QRCP and QELP.
     In August of 2008, Jerry Cash, our former chairman, president and chief executive officer, resigned and David E. Grose, our former chief financial officer, was terminated, following the discovery of the misappropriation of $10 million principally from us by Mr. Cash with the assistance of Mr. Grose from 2005 through mid-2008. Additionally, the Oklahoma Department of Securities has filed a lawsuit alleging that Mr. Grose and Brent Mueller, our former purchasing manager, each received kickbacks of approximately $0.9 million from several related suppliers over a two-year period and that during the third quarter of 2008, they also engaged in the direct theft of $1 million for their personal benefit and use. In March 2009, Mr. Mueller pled guilty to one felony count of misprision of justice. We have filed lawsuits against all three of these individuals seeking an asset freeze and damages related to the transfers, kickbacks and thefts. Pursuant to a settlement agreement with Mr. Cash, QRCP, QELP and QMLP recovered assets valued at $3.4 million from him and released all further claims against him. As a result of these activities, we recorded an aggregate consolidated loss of $6.6 million. We have incurred costs totaling approximately $8.0 million in connection with the investigation of these misappropriations, legal fees, accountants’ fees and other related expenses. There can be no assurance that we will be successful in recovering any additional amounts. Any additional recoveries may consist of assets other than cash and accurately valuing such assets in the current economic climate may be difficult. Any amounts recovered will be recognized by us for financial accounting purposes only in the period in which the recovery occurs. For more detail concerning these unauthorized transfers, please read “Items 1. and 2. — Business and Properties — Recent Developments” in our 2008 Form 10-K/A.
QRCP and QELP are involved in securities lawsuits that may result in judgments, settlements, and/or indemnity obligations that are not covered by insurance and that may have a material adverse effect on us.
     Between September 2008 and August 2009, four federal securities class action lawsuits, one federal individual securities lawsuit, two federal derivative lawsuits and three state court derivative lawsuits have been filed naming QRCP, QELP and certain current and former officers and directors as defendants. The securities lawsuits allege the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material facts concerning the unauthorized transfers of funds by former management described above and seek class certification, money damages, interest, attorneys’ fees, costs and expenses. The complaints allege that, as a result of these actions, QRCP’s stock price and QELP’s unit price were artificially inflated. The derivative lawsuits assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment and seek disgorgement, money damages, costs, expenses and equitable or injunctive relief. Additional lawsuits may be filed. For more information, please read Note 9 to our consolidated financial statements in this quarterly report and Note 12 to our consolidated financial statements in our 2008 Form 10-K/A.
     QRCP and QELP have incurred and will continue to incur substantial costs, legal fees and other expenses in connection with their defense against these claims. In addition, the final settlements or the courts’ final decisions in the securities cases could result in judgments against QRCP and QELP that are not covered by insurance or which exceed the policy limits. QRCP and QELP may also be obligated to indemnify certain of the individual defendants in the securities cases, which indemnity obligations may not be covered by insurance. QRCP and QELP have received letters from their directors and officers’ insurance carriers reserving their rights to limit or preclude coverage under various provisions and exclusions in the policies, including for the committing of a deliberate criminal or fraudulent act by a past, present, or future chief executive officer or chief financial officer. QELP has received a letter from its directors’ and officers’ insurance carrier that the carrier will not provide insurance coverage based on Mr. Cash’s alleged written admission that he engaged in acts for which coverage is excluded. QELP is reviewing the letter and evaluating its options. If these lawsuits have not been settled, tried or dismissed prior to the closing of the Recombination, PostRock will become subject to some or all of these lawsuits and would face the same risks with respect to these lawsuits as QRCP and QELP. QRCP and QELP might not have sufficient cash on hand to fund any such payment of expenses, judgments and indemnity obligations and might be forced to file for bankruptcy or take other actions that could have a material adverse effect on their financial condition and the price of their common stock or common units. Furthermore, certain officers and directors of PostRock may continue to be subject to these actions after the closing of the Recombination, which could adversely affect the ability of management and the board of directors of PostRock to implement its business strategy.
U.S. government investigations could affect our results of operations.
     Numerous government entities are currently conducting investigations of QRCP and some of our former officers and directors. The Oklahoma Department of Securities has filed lawsuits against Mr. Cash, Mr. Grose and Mr. Mueller. In addition, the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the Securities and Exchange Commission, the Internal Revenue Service and other government agencies are currently conducting investigations related to QRCP and the misappropriations by these individuals.
     We cannot anticipate the timing, outcome or possible financial or other impact of these investigations. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of securities laws, and other federal and state statutes, including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a broad range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our and PostRock’s results of operations and financial condition and our and PostRock’s ability to continue as a going concern.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
     The independent auditor’s report accompanying our audited consolidated financial statements for the year ended December 31, 2008 contained a statement expressing substantial doubt as to our ability to continue as a going concern. The factors contributing to this concern include our recurring losses from operations, stockholders’ (deficit) equity, and inability to generate sufficient cash flow to meet its obligations and sustain its operations. If the Recombination is not consummated and we are unable to sell additional assets, restructure our indebtedness, issue equity securities and/or complete some other strategic transaction, then we may be forced to make a bankruptcy filing or take other actions that could have a material adverse effect on our business, the price of our common stock and our results of operations.
We have identified significant and pervasive material weaknesses in our internal control over financial reporting.
     Following the discovery of the unauthorized transfers by certain members of senior management discussed above and in connection with our management’s review of our internal control over financial reporting as of December 31, 2008, control deficiencies that constituted material weaknesses related to the following items were identified:
•	We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting.

•	We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures.

•	We did not establish and maintain effective controls over certain of our period-end financial close and reporting processes, including the preparation and review of financial statements and schedules and journal entries.

•	We did not establish and maintain effective controls to ensure the correct application of GAAP related to derivative instruments.

•	We did not establish and maintain effective controls to ensure completeness and accuracy of stock compensation costs.

•	We did not establish and maintain effective controls to ensure completeness and accuracy of depreciation, depletion and amortization expense.

•	We did not establish and maintain effective controls to ensure the accuracy and application of GAAP related to the capitalization of costs related to oil and gas properties and the required evaluation of impairment of such costs.

•	We did not establish and maintain effective controls to adequately segregate the duties over cash management.

•	We did not establish and maintain effective controls to ensure personnel in the accounting department were competent and capable of performing the functions required.
     These material weaknesses resulted in the misstatement of certain of our annual and interim consolidated financial statements during the last three years. Based on management’s evaluation, because of the material weaknesses described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 and continued not to be effective as of September 30, 2009.
     While we have taken certain actions to address the deficiencies identified, it is unlikely that the remediation plan and timeline for implementation will eliminate all deficiencies for the year ended December 31, 2009. Additional measures may be necessary and these measures, along with other measures we expect to take to improve our internal control over financial reporting, may not be sufficient to address the deficiencies identified or ensure that our internal control over financial reporting is effective. If we are unable to provide reliable and timely financial external reports, our business and prospects could suffer material adverse effects. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.
We have restated certain of our historical financial statements.
     As discussed above, as a result of the misappropriation of funds by prior senior management and other significant and material errors identified in prior year financial statements and the material weaknesses in internal control over financial reporting, our board of directors determined on December 31, 2008 that our audited consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 and unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 should no longer be relied upon and that it would be necessary to restate these financial statements.
     The restated consolidated financial statements correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented. The most significant errors (by dollar amount) consist of the following:
•	The transfers described above, which were not approved expenditures, were not properly accounted for as losses.

•	Hedge accounting was inappropriately applied for commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed.

•	Errors were identified in the accounting for the formation of Quest Cherokee in December 2003 in which: (i) no value was ascribed to the Quest Cherokee Class A units that were issued to ArcLight Energy Partners Fund I, L.P. in connection with the transaction, (ii) a debt discount (and related accretion) and minority interest were not recorded, (iii) transaction costs were inappropriately capitalized to oil and gas properties, and (iv) subsequent to December 2003, interest expense was improperly stated as a result of these errors. In 2005, the debt relating to this transaction was repaid and the Class A units were repurchased from ArcLight. Due to the errors that existed in the previous accounting, additional errors resulted in 2005 including: (i) a loss on extinguishment of debt was not recorded, and (ii) oil and gas properties, pipeline assets and retained earnings were overstated. Subsequent to the 2005 transaction, depreciation, depletion and amortization expense was also overstated due to these errors.

•	Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses.

•	Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts.

•	Capitalized interest was not recorded on pipeline construction.

•	Errors were identified in stock-based compensation expense, including the use of incorrect grant dates, valuation errors, and incorrect vesting periods.

•	As a result of previously discussed errors and an additional error related to the methods used in calculating depreciation, depletion and amortization, errors existed in depreciation, depletion and amortization expense and accumulated depreciation, depletion and amortization.

•	As a result of previously discussed errors relating to oil and gas properties and hedge accounting and errors relating to the treatment of deferred taxes, errors existed in ceiling test calculations.
     Although the items listed above comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. In addition, errors were identified in the calculation of outstanding shares in all periods as we inappropriately included restricted share grants in our calculation of issued shares when the restrictions lapsed, rather than the date at which the restricted shares were granted.
     As a result of the need to completely restate and reaudit all of the financial statements for the periods discussed above, management was unable to prepare and file our annual report for 2008 and our quarterly reports for the third quarter of 2008 and the first and second quarters of 2009 on a timely basis. Moreover, we were required to file amendments to certain of our periodic reports to correct an error identified in July 2009 related to the incorrect classification of realized gains on commodity derivative instruments during the year ended December 31, 2008, which affected the financial statements for the quarters ended March 31, June 30, and September 30, 2008 and the year ended December 31, 2008.
If the Recombination is delayed or not consummated or if the Merger Agreement is terminated, there may be events of default under our indebtedness enabling the lenders to accelerate such indebtedness, which could lead to our foreclosure of collateral and bankruptcy.
     We have been in default under our Credit Agreement. In May 2009, we entered into an amendment to the Credit Agreement to, among other things, waive certain events of default related to our financial covenants and collateral requirements and to extend certain financial reporting deadlines.
     In June 2009, we entered into an amendment to the Credit Agreement that, among other things, deferred until August 15, 2009 the obligation to deliver to RBC certain financial information. The amendment also waived financial covenant (namely the interest coverage ratio and leverage ratio) events of default for the fiscal quarter ended June 30, 2009, waived any mandatory prepayment due to any collateral deficiency during the fiscal quarter ended September 30, 2009, and deferred until September 30, 2009 the interest payment due on June 30, 2009, which amount was represented by a promissory note bearing interest at the Base Rate (as defined in the Credit Agreement) with a maturity date of September 30, 2009. On September 11, 2009, we further amended the Credit Agreement to extend the maturity date of the interest deferral note to July 11, 2010. The quarterly principal payments of $1.5 million due September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 were also effectively deferred until July 11, 2010, at which time all $6 million will be due. Thereafter, we will be required to make a principal repayment of $1.5 million at the end of each calendar quarter until maturity.
     Furthermore, the current balance of $29.8 million of indebtedness under QELP’s Second Lien Loan Agreement has been extended to November 16, 2009. QELP does not expect to be able to pay such amount on that date and there can be no assurance that it will be able to obtain a further extension of the maturity date.
     In July 2009, QELP’s borrowing base under its revolving credit agreement was reduced from $190 million to $160 million, which, following the principal payment discussed below, resulted in the outstanding borrowings under the revolving credit agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Cherokee amended or exited certain of its above the market natural gas price derivative contracts and, in return, received approximately $26 million. On June 30, 2009, using these proceeds, Quest Cherokee made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Cherokee repaid the $14 million borrowing base deficiency. Quest Energy anticipates that in connection with the redetermination of its borrowing base in November 2009, its borrowing base will be further reduced from its current level of $160 million. In the event of a borrowing base reduction, Quest Energy expects to be able to make the required payments resulting from the borrowing base deficiency out of existing funds.
     An event of default under either of QELP’s credit agreements would cause an event of default under QELP’s other credit agreement.
     If there is an event of default under any of our credit agreements, the lenders thereunder could accelerate the indebtedness and foreclose on the collateral. As of September 30, 2009, there was $31.8 million outstanding under the Credit Agreement, $160.0 million outstanding under the Quest Cherokee Credit Agreement and $29.8 million outstanding under the QELP Second Lien Loan Agreement.
     If QELP or QRCP is required to make these prepayments or pay the full amounts of the indebtedness upon acceleration, it may be able to raise the funds only by selling assets or it may be unable to raise the funds at all, in which event it may be forced to file for bankruptcy protection or liquidation.
     If defaults occur and the Recombination is delayed or the Merger Agreement is terminated and QRCP or QELP are unable to obtain waivers from its lenders or to obtain alternative financing to repay the credit facilities, QRCP or QELP may be required to obtain additional waivers or its lender may foreclose on its assets, issue additional equity securities or refinance the credit agreements at unfavorable prices.
Risks Related to Our Business
The current financial crisis and economic conditions have had, and may continue to have, a material adverse impact on our business and financial condition.
     Since the second half of 2008, global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets and the solvency of counterparties, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on more onerous terms and, in some cases, ceased to provide any new funding.
     A continuation of the economic crisis could result in further reduced demand for oil and natural gas and keep downward pressure on the prices for oil and natural gas, which have fallen dramatically since reaching historic highs in July 2008. These price declines have negatively impacted our revenues and cash flows. Although we cannot predict the impact of difficult economic conditions, they could materially adversely affect our business and financial condition. For example:
•	our ability to obtain credit and access the capital markets to fund the exploration or development of reserves, the construction of additional assets or the acquisition of assets or businesses from third parties may continue to be restricted;

•	our hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy;

•	the values we are able to realize in asset sales or other transactions we engage in to raise capital may be reduced, thus making these transactions more difficult to consummate and less economic; and

•	the demand for oil and natural gas could further decline due to deteriorating economic conditions, which could adversely affect our business, financial condition or results of operations.
     No later than the first half of 2010, we will need to raise a significant amount of equity capital to fund our drilling program and pay down outstanding indebtedness, including principal, interest and fees of approximately $21 million due under the Credit Agreement on July 11, 2010. We may not be able to raise a sufficient amount of equity capital for these purposes at the appropriate time due to market conditions or our financial condition and prospects or may have to issue shares at a significant discount to the market price. If we are not able to raise this equity capital, it would have a material adverse impact on our ability to meet indebtedness repayment obligations and fund our operations and capital expenditures and we may be forced to file for bankruptcy. In addition, if we issue and sell additional shares in an equity offering, our stockholders’ ownership will be diluted and our stock price may decrease due to the additional shares available in the market.
     Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or if funding is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plans, enhance our business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, results of operations, or financial condition or cause us to file for bankruptcy.

Energy prices are very volatile, and if commodity prices remain low or continue to decline, our revenues, profitability and cash flows will be adversely affected. A sustained or further decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to fund our capital expenditures and meet our financial commitments.
     The current global credit and economic environment has resulted in reduced demand for natural gas and significantly lower natural gas prices. Gas prices have seen a greater percentage decline over the past twelve months than oil prices due in part to a substantial supply of natural gas on the market and in storage. The prices we receive for our oil and natural gas production will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities, and therefore their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and will likely continue to be volatile in the future. For example, during the nine months ended September 30, 2009, the near month NYMEX natural gas futures price ranged from a high of $6.07 per Mmbtu to a low of $2.51 per Mmbtu. Approximately 98% of our production is natural gas. The prices that we receive for our production, and the levels of our production, depend on a variety of factors that are beyond our control, such as:
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
     Our revenues, profitability and cash flow depend upon the prices and demand for oil and gas, and a drop in prices will significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:
•	reduce the amount of cash flow available for capital expenditures, including for the drilling of wells and the construction of infrastructure to transport the natural gas we produce;

•	negatively impact the value of our reserves because declines in oil and natural gas prices would reduce the amount of oil and natural gas we can produce economically;

•	reduce the drilling and production activity of our third party customers and increase the rate at which our customers shut in wells; and

•	limit our ability to borrow money or raise additional capital.

Future price declines may result in a write-down of our asset carrying values.
     Lower gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of oil and gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. Substantial decreases in oil and gas prices have had and may continue to render a significant number of our planned exploration and development projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil or gas properties for impairments. We will be required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value.
     For example, due to the low price of natural gas as of December 31, 2008, revisions resulting from further technical analysis and production during the year, our proved reserves decreased 17.2% to 174.8 Bcfe at December 31, 2008 from 211.1 Bcfe at December 31, 2007, and the standardized measure of our proved reserves decreased 42.7% to $164.1 million as of December 31, 2008 from $286.2 million as of December 31, 2007. The December 31, 2008 reserves were calculated using a spot price of $5.71 per Mmbtu (adjusted for basis differential, prices were $5.93 per Mmbtu in the Appalachian Basin and $4.84 per Mmbtu in the Cherokee Basin) compared to $6.43 at December 31, 2007. Primarily as a result of this decrease, we recognized a non-cash impairment of $298.9 million for the year ended December 31, 2008. Due to a further decline in the spot price for natural gas during 2009, we incurred an additional impairment charge of approximately $102.9 million for the nine months ended September 30, 2009. We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred which could result in a reduction in our credit facility borrowing base.
As a result of our financial condition, we have had to significantly reduce our capital expenditures, which will ultimately reduce cash flow and result in the loss of some leases.
     Due to the global economic and financial crisis, the decline in commodity prices, the unauthorized transfers of funds by prior senior management and restrictions in the Credit Agreement, as described in more detail in other risk factors, we have not been able to raise the capital necessary to implement our drilling plans for 2009 and 2010. We reduced our capital expenditure budgets from $84.1 million in 2008 to $3.3 million in 2009, and QELP reduced its capital expenditure budgets from $155.4 million in 2008 to $9.7 million in 2009. In addition, QELP plans to drill only seven new wells in 2009, after drilling 328 new wells in 2008. QELP does not expect to drill a substantial number of wells if the Recombination is not completed. The effect of this reduced capital expenditures and drilling program is that QELP may not be able to maintain its reserves levels and that QRCP and QELP may lose leases that require a certain level of drilling activity. Please read “— Certain of our undeveloped leasehold acreage is subject to leases that may expire in the near future.” The failure of QELP to maintain its reserve levels could adversely affect the borrowing base under its revolving credit facility.
We face the risks of leverage.
     As of September 30, 2009, QRCP had borrowed $31.8 million, QELP had borrowed $189.8 million and QMLP had borrowed $121.7 million under their respective credit agreements. We anticipate that we may in the future incur additional debt for financing our growth. Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets. Under certain circumstances, the use of leverage may create a greater risk of loss to stockholders than if we did not borrow. The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our cash flow. If we do not make our debt service payments when due, our lenders may foreclose on assets securing such debt.
     Our future level of debt could have important consequences, including the following:
•	our ability to obtain additional debt or equity financing, if necessary, for drilling, expansion, working capital and other business needs may be impaired or such financing may not be available on favorable terms;

•	a substantial decrease in our revenues as a result of lower oil and natural gas prices, decreased production or other factors could make it difficult for us to pay our liabilities. Any failure by us to meet these obligations could result in litigation, non-performance by contract counterparties or bankruptcy;

•	our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make principal or interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
     Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.
Our credit agreements have substantial restrictions and financial covenants that restrict our business and financing activities.
     The operating and financial restrictions and covenants in our credit agreements and the terms of any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. Our credit agreements and any future financings agreements may restrict our ability to:
•	incur indebtedness;

•	grant liens;

•	pay dividends;

•	redeem or repurchase equity interests;

•	make certain acquisitions and investments, loans or advances;

•	lease equipment;

•	enter into a merger, consolidation or sale of assets;

•	dispose of property;

•	enter into hedging arrangements with certain counterparties;

•	limit the use of loan proceeds;

•	make capital expenditures above specified amounts; and

•	enter into transactions with affiliates.
     In the past, we have been required to comply with certain financial covenants and ratios. Future financing agreements may require us to comply with financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by our results of operations and financial conditions and events or circumstances beyond our control. If market or other economic conditions do not improve, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreements, our indebtedness may become immediately due and payable, the interest rates on our credit agreements may increase and the lenders’ commitment, if any, to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments in which event we may be forced to file for bankruptcy.
     For a description of our credit facilities, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreements.”

An increase in interest rates will cause our debt service obligations to increase.
     Borrowings under our credit agreements bear interest at floating rates. The rates are subject to adjustment based on fluctuations in market interest rates. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow. In addition, an increase in our interest expense could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
We may be unable to pass through all of our costs and expenses for gathering and compression to royalty owners under our gas leases, which would reduce our net income and cash flows.
     We incur costs and expenses for gathering, dehydration, treating and compression of the natural gas that we produce. The terms of some of our existing gas leases may not, and the terms of some of the gas leases that we may acquire in the future may not, allow us to charge the full amount of these costs and expenses to the royalty owners under the leases. We currently recover approximately 75% of the total gathering fees incurred to transport natural gas for our royalty interest owners. On August 6, 2007, certain mineral interest owners filed a putative class action lawsuit against Quest Cherokee, that, among other things, alleges Quest Cherokee improperly charged certain expenses to the mineral and/or overriding royalty interest owners under leases covering the acres leased by Quest Cherokee in Kansas. We will be responsible for any judgments or settlements with respect to this litigation. Please see Note 8 to our consolidated financial statements in this quarterly report for a discussion of this litigation. To the extent that we are unable to charge the full amount of these costs and expenses to our royalty owners, our net income and cash flows will be reduced.
We depend on one customer for sales of our Cherokee Basin natural gas. A reduction by this customer in the volumes of gas it purchases from us could result in a substantial decline in our revenues and net income.
     During the year ended December 31, 2008, QELP sold substantially all of its natural gas produced in the Cherokee Basin at market-based prices to ONEOK Energy Marketing and Trading Company (“ONEOK”) under a sale and purchase contract, which has an indefinite term but may be terminated by either party on 30 days’ notice, other than with respect to pending transactions, or less following an event of default. Sales under this contract accounted for approximately 80% and 60% of our consolidated revenue for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively. If ONEOK were to reduce the volume of gas it purchases under this agreement, our revenue and cash flow would decline and our results of operations and financial condition could be materially adversely affected.
We are exposed to trade credit risk in the ordinary course of our business activities.
     We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties to our derivative contracts. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in its dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties could adversely affect our results of operations and financial condition.
Unless we replace the reserves that we produce, our existing reserves and production will decline, which would adversely affect our revenues, profitability and cash flows.
     Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and gas reserves, production and cash flow depend on our success in developing and exploiting our reserves efficiently and finding or acquiring additional recoverable reserves economically. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves include competition, access to capital, prevailing gas prices and attractiveness of properties for sale. Because of our financial condition, we will not be able to replace in 2009 the reserves we expect to produce in 2009. Similarly, we may not be able to replace in 2010 the reserves we expect to produce in 2010. The failure of QELP to maintain its reserve levels could adversely affect the borrowing base under its revolving credit facility.
     As of December 31, 2008, our proved reserve-to-production ratio was 7.8 years. Because this ratio includes proved undeveloped reserves, we expect that this ratio will not increase even if those proved undeveloped reserves are developed and the wells produce as expected. The proved reserve-to-production ratio reflected in our reserve report as of December 31, 2008 will change if production from our existing wells declines in a different manner than they have estimated and can change when we drill additional wells, make acquisitions and under other circumstances.

Our future success depends on QMLP’s ability to continually obtain new sources of natural gas supply for QMLP’s gas gathering system, which depends in part on certain factors beyond its control. Any decrease in supplies of natural gas could adversely affect our revenues and operating income.
     QMLP’s gathering pipeline system is connected to natural gas fields and wells, from which the production will naturally decline over time, which means that the cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on QMLP’s gas gathering system, it must continually obtain new natural gas supplies. Substantially all of the natural gas on QMLP’s gas gathering system is produced by QELP in the Cherokee Basin. QMLP may not be able to obtain additional contracts for natural gas to connect to its gas gathering system. The primary factors affecting its ability to connect new supplies of natural gas and attract new customers to the gathering system include the level of successful drilling activity near the gathering system and QMLP’s ability to compete for the attachment of such additional volumes to the system. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, has resulted in a decline in our drilling activity. Lower drilling levels over a sustained period have had and could have a negative effect on the volumes of natural gas QMLP gathers and processes, which would materially adversely affect our business and financial results or our ability to achieve a growth strategy.
There is a significant delay between the time we drill and complete a CBM well and when the well reaches peak production. As a result, there will be a significant lag time between when we make capital expenditures and when we will begin to recognize significant cash flow from those expenditures.
     Our general production profile for a CBM well averages an initial 5-10 Mcf/d (net), steadily rising for the first twelve months while water is pumped off and the formation pressure is lowered until the wells reach peak production (an average of 50-55 Mcf/d (net)). In addition, there could be significant delays between the time a well is drilled and completed and when the well is connected to a gas gathering system. This delay between the time when we expend capital expenditures to drill and complete a well and when we will begin to recognize significant cash flow from those expenditures may adversely affect our cash flow from operations. Our average cost to drill and complete a CBM well is between $110,000 to $120,000.
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
     As of December 31, 2008, in connection with an evaluation by our independent reservoir engineering firm, we (on a consolidated basis) had a downward revision of our estimated proved reserves of approximately 123.2 Bcfe (substantially all of which related to QELP’s proved reserves). A decrease in natural gas prices between January 1, 2008 and December 31, 2008 had an estimated impact of 31.1 Bcfe. A decrease in natural gas prices between the date of the PetroEdge acquisition and December 31, 2008 had an estimated impact of approximately 35.5 Bcfe of the reduction. The estimated remaining 61.6 Bcfe reduction was attributable to (a) the elimination of 43.2 Bcfe in proved reserves as a result of further technical analysis of the reserves acquired from PetroEdge, and (b) a decrease of approximately 13.4 Bcfe due to the adverse impact on estimated reserves of an expected increase in gathering and compression costs.
     Our standardized measure is calculated using unhedged oil and gas prices and is determined in accordance with the rules and regulations of the SEC. The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the market value of our estimated proved reserves. The estimated discounted future net cash flows from our estimated proved reserves is based on prices and costs in effect on the day of estimate. However, actual future net cash flows from our oil and gas properties also will be affected by factors such as:
•	the actual prices we receive for oil and gas;

•	our actual operating costs in producing oil and gas;

•	the amount and timing of actual production;

•	the amount and timing of our capital expenditures;

•	supply of and demand for oil and gas; and

•	changes in governmental regulations or taxation.
     The timing of both production and incurrence of expenses in connection with the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the FASB ASC 932 Extractive Activities, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.
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
Our management has limited experience in drilling wells to the Marcellus Shale and less information regarding reserves and decline rates in the Marcellus Shale than in the Cherokee Basin. Wells drilled to the Marcellus Shale are deeper, more expensive and more susceptible to mechanical problems in drilling and completing than wells in the Cherokee Basin.
     Our management has limited experience in drilling wells in the Marcellus Shale reservoir. As of September 30, 2009, we had drilled four vertical and two horizontal gross wells in the Marcellus Shale. Other operators in the Appalachian Basin also have limited experience in the drilling of Marcellus Shale wells. As a result, we have much less information with respect to the ultimate recoverable reserves and the production decline rate in the Marcellus Shale than we have in the Cherokee Basin. The wells to be drilled in the Marcellus Shale will be drilled deeper than in the Cherokee Basin and some may be horizontal wells, which makes the Marcellus Shale wells more expensive to drill and complete. The wells, especially any horizontal wells, will also be more susceptible than those in the Cherokee Basin to mechanical problems associated with the drilling and completion of the wells, such as casing collapse and lost equipment in the wellbore. The fracturing of the Marcellus Shale will be more extensive and complicated than fracturing the geological formations in the Cherokee Basin and will require greater volumes of water than conventional gas wells. The management of water and treatment of produced water from Marcellus Shale wells may be more costly than the management of produced water from other geologic formations.
The revenues of QMLP’s interstate pipeline business are generated under contracts that must be renegotiated periodically.
      Substantially all of the revenues from the KPC Pipeline are generated under two firm capacity contracts with Kansas Gas Service, or KGS, and one firm capacity contract with Missouri Gas Energy, or MGE. The contracts with KGS generated 58% and 57% of total revenues from the KPC Pipeline for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively, and the contract with MGE generated 36% and 35% of total revenues from the KPC Pipeline for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively. The MGE firm contract was for 46,000 Dth/d which expired on October 31, 2009 and has not been renegotiated. KGS has several contracts for firm capacity on the KPC Pipeline, including contracts for the following capacities and terms (i) 12,000 Dth/d extending through October 31, 2013, (ii) 62,568 Dth/d extending through October 14, 2014, (iii) 6,857 Dth/d extending through March 31, 2017 and (iv) 6,900 Dth/d extending through September 30, 2017. QMLP has executed a Letter Agreement with KGS to terminate the contract for 62,568 Dth/d and replace it with two new contracts covering 27,568 Dth/d and 30,000 Dth/d both of which would extend through October 31, 2017. The contract for 30,000 Dth/d has provisions for volume decreases after the third year on a sliding basis each year. These contracts will go into effect upon final execution by both QMLP and KGS pending regulatory approval.
     If QMLP is unable to extend or replace its firm contracts when they expire or renegotiate them on terms as favorable as the existing contracts, we could suffer a material reduction in revenues, earnings and cash flows. In particular, QMLP’s ability to extend and replace contracts could be adversely affected by factors it cannot control, including:
•	competition by other pipelines, including the change in rates or upstream supply of existing pipeline competitors, as well as the proposed construction by other companies of additional pipeline capacity in markets served by QMLP’s interstate pipelines;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas QMLP serves;

•	the availability of alternative energy sources or natural gas supply points; and

•	regulatory actions.
Our hedging activities could result in financial losses or reduce our income.
     To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into, and may in the future enter into, derivative arrangements for a significant portion of our oil and natural gas production that could result in both realized and unrealized hedging losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities.
     The prices at which we enter into derivative financial instruments covering our production in the future is dependent upon commodity prices at the time we enter into these transactions, which may be substantially lower than current oil and natural gas prices. Accordingly, our commodity price risk management strategy will not protect us from significant and sustained declines in oil and natural gas prices received for our future production. Conversely, our commodity price risk management strategy may limit our ability to realize cash flow from commodity price increases. Furthermore, we have adopted a policy that requires, and our credit facilities mandate, that we enter into derivative transactions related to only a portion of our expected production volumes and, as a result, we have direct commodity price exposure on the portion of our production volumes that is not covered by a derivative financial instrument.
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
Because of our lack of asset and geographic diversification, adverse developments in our operating areas would adversely affect our results of operations.
     Substantially all of our assets are located in the Cherokee Basin and Appalachian Basin. As a result, our business is disproportionately exposed to adverse developments affecting these regions. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting these regions. Due to our lack of diversification in asset type and location, an adverse development in our business or these operating areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.
The oil and gas industry is highly competitive and we may be unable to compete effectively with larger companies, which may adversely affect our results of operations.

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
     With respect to its natural gas gathering system, QMLP may face competition in its efforts to obtain additional natural gas volumes. QMLP competes principally against other producers in the Cherokee Basin with natural gas gathering services. Its competitors may expand or construct gathering systems in the Cherokee Basin that would create additional competition for the services QMLP provides to its customers.
     With respect to the KPC Pipeline, QMLP competes with other interstate and intrastate pipelines in the transportation of natural gas for transportation customers primarily on the basis of transportation rates, access to competitively priced supplies of natural gas, markets served by the pipeline, and the quality and reliability of transportation services. Major competitors include Southern Star Central Gas Pipeline, Inc., Kinder Morgan Interstate Gas Transmission’s Pony Express Pipeline and Panhandle Eastern PipeLine Company in the Kansas City market and Southern Star Central Gas Pipeline, Inc., Peoples Natural Gas and Mid-Continent Market Center in the Wichita market.
     Natural gas also competes with other forms of energy available to our customers, including electricity, coal, hydroelectric power, nuclear power and fuel oil. The impact of competition could be significantly increased as a result of factors that have the effect of significantly decreasing demand for natural gas in the markets served by QMLP’s pipelines, such as competing or alternative forms of energy, adverse economic conditions, weather, higher fuel costs, and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.
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
     In accordance with typical industry practice, we possess property, business interruption and general liability insurance at levels we believe are appropriate; however, insurance against all operational risk is not available to us. We are not fully insured against all risks, including drilling and completion risks that are generally not recoverable from third parties or insurance. We do not have property insurance on any of QMLP’s underground pipeline systems or wellheads that would cover damage to the pipelines. Pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005, 2006 and 2008 have made it more difficult for us to obtain certain types of coverage. There can be no assurance that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.
Shortages of crews could delay our operations, adversely affect our ability to increase our reserves and production and adversely affect our results of operations.
     Wage increases and shortages in personnel in the future could increase our costs and/or restrict or delay our ability to drill wells and conduct our operations. Any delay in the drilling of new wells or significant increase in labor costs could adversely affect our ability to increase our reserves and production and reduce our revenues and cash available for distribution. Additionally, higher labor costs could cause certain of our projects to become uneconomic and therefore not be implemented or for existing wells to become shut-in, reducing our production and adversely affecting our results of operations.
Certain of our undeveloped leasehold acreage is subject to leases that may expire in the near future.
     In the Cherokee Basin, as of September 30, 2009, QELP held oil and gas leases on approximately 535,817 net acres, of which 135,691 net acres (or 25.3%) are undeveloped and not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases covering approximately 20,037 net acres are scheduled to expire before December 31, 2009 and an additional 77,892 net acres are scheduled to expire before December 31, 2010. If these leases expire and are not renewed, we will lose the right to develop the related properties.
     Subsequent to our divestiture of the Lycoming County, Pennsylvania properties on February 13, 2009, we held oil and gas leases and development rights, by virtue of farm-out agreements or similar mechanisms, on 30,467 net acres in the Appalachian Basin that are still within their original lease or agreement term and are not earned or are not held by production. Unless we establish commercial production on the properties or fulfill the requirements specified by the various agreements, during the prescribed time periods, these leases or agreements will expire. Leases or agreements covering approximately 1,605 net acres are scheduled to expire before December 31, 2009 and an additional approximately 6,000 net acres are scheduled to expire before December 31, 2010. Of this acreage, approximately 8,200 net acres can be maintained and held beyond December 31, 2010 by drilling four gross wells before December 31, 2009 and an additional six gross wells before December 31, 2010. Because of our financial condition, we do not expect to be able to meet the drilling and payment obligations to earn or maintain all of this leasehold acreage.
Our identified drilling location inventories will be developed over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our results of operations.
     Our management has specifically identified drilling locations for our future multi-year drilling activities on our existing acreage. We have identified, based on reserves as of December 31, 2008, approximately 292 gross proved undeveloped drilling locations and approximately 2,034 additional gross potential drilling locations in the Cherokee Basin and approximately 22 gross proved undeveloped drilling locations and approximately 435 additional gross potential drilling locations in the Appalachian Basin. These identified drilling locations represent a significant part of our future long-term development drilling program. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, gas prices, costs and drilling results. The assignment of proved reserves to these locations is based on the assumptions regarding gas prices in our December 31, 2008 reserve report, which prices have declined since the date of the report. In addition, no proved reserves are assigned to any of the approximately 2,034 Cherokee Basin and 435 Appalachian Basin potential drilling locations we have identified and therefore, there exists greater uncertainty with respect to the likelihood of drilling and completing successful commercial wells at these potential drilling locations. Our final determination of whether to drill any of these drilling locations will be dependent upon the factors described above, our financial condition, our ability to obtain additional capital as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, it is unlikely that all of the numerous drilling locations identified will be drilled within the timeframe specified in our reserve report or will ever be drilled, and we do not know if we will be able to produce gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could have a significant adverse effect on our financial condition and results of operations.
We may incur losses as a result of title deficiencies in the properties in which we invest.
     If an examination of the title history of a property reveals that an oil or gas lease has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value. In such an instance, the amount paid for such oil or gas lease or leases would be lost. It is management’s practice, in acquiring oil and gas leases, or undivided interests in oil and gas leases, not to incur the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.
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
A change in the jurisdictional characterization of some of QMLP’s gathering assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its gathering assets, which may indirectly cause our revenues to decline and operating expenses to increase.
     Section 1(b) of the Natural Gas Act of 1938, or NGA, exempts natural gas gathering facilities from Federal Energy Regulatory Commission, or FERC, jurisdiction. We believe that the facilities comprising QMLP’s gathering system meet the traditional tests used by FERC to distinguish nonjurisdictional gathering facilities from jurisdictional transportation facilities, and that, as a result, the gathering system is not subject to FERC’s jurisdiction. However, FERC regulation will still affect QMLP’s gathering business and the markets for its natural gas. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, could indirectly affect QMLP’s gathering business. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation. The classification and regulation of some of QMLP’s gathering facilities may be subject to change based on future determinations by FERC, the courts or Congress.
     Although natural gas gathering facilities are exempt from FERC jurisdiction under the NGA, such facilities are subject to rate regulation when owned by an interstate pipeline and other forms of regulation by the state in which such facilities are located. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, open access requirements and rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that a number of interstate pipeline companies have transferred gathering facilities to unregulated affiliates. QMLP’s gathering operations are limited to the States of Kansas, Oklahoma and West Virginia. QMLP will be licensed as an operator of a natural gas gathering system with the Kansas Corporation Commission, or KCC, and is required to file periodic information reports with the KCC. QMLP is not required to be licensed as an operator or to file reports in Oklahoma or West Virginia.
     Third party producers on QMLP’s Cherokee Basin gathering system have the ability to file complaints challenging the rates that QMLP charges. The rates must be just, reasonable, not unjustly discriminatory and not unduly preferential. If the KCC or the Oklahoma Corporation Commission, or OCC, as applicable, were to determine that the rates charged to a complainant did not meet this standard, the KCC or the OCC, as applicable, would have the ability to adjust the rates with respect to the wells that were the subject of the complaint. QMLP’s gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on QMLP’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

The KPC Pipeline is subject to regulation by FERC, which could have an adverse impact on QMLP’s ability to establish transportation rates that would allow it to recover the full cost of operating the KPC pipeline, plus a reasonable return, which may affect our business and results of operations.
     As an interstate natural gas pipeline, the KPC Pipeline is subject to regulation by FERC under the NGA. FERC’s regulation of interstate natural gas pipelines extends to such matters as:
•	transportation of natural gas;

•	rates, operating terms and conditions of service;

•	the types of services KPC may offer to its customers;

•	construction of new facilities;

•	acquisition, extension or abandonment of services or facilities;

•	accounting and recordkeeping;

•	commercial relationships and communications with affiliated companies involved in certain aspects of the natural gas business; and

•	the initiation and discontinuation of services.
     KPC may only charge transportation rates that it has been authorized to charge by FERC. In addition, FERC prohibits natural gas companies from engaging in any undue preference or discrimination with respect to rates or terms and conditions of service. The maximum recourse rates that it may charge for transportation services are established through FERC’s ratemaking process, and those recourse rates, as well as the terms and conditions of service, are set forth in KPC’s FERC-approved tariff. Pipelines may also negotiate rates that are higher than the maximum recourse rates stated in their tariffs, provided such rates are filed with, and approved by, FERC. Under the NGA, existing rates may be challenged by complaint, proposed rate increases may be challenged by protest, and either may be challenged by FERC on its own initiative. Any successful challenge against KPC’s current rates or any future proposed rates could adversely affect our revenues.
     Generally and absent settlement, the maximum filed recourse rates for interstate pipelines are based on the cost of service plus an approved return on investment, the equity component of which may be determined through the use of a proxy group of similarly-situated companies. Specifically, FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. Other key determinants in the ratemaking process are debt costs, depreciation expense, operating costs of providing service, including an income tax allowance, and volume throughput and contractual capacity commitment assumptions.
     We cannot give any assurance regarding the likely future regulations under which KPC will operate the KPC Pipeline or the effect such regulation could have on its business, financial condition, and results of operations. FERC periodically revises and refines its ratemaking and other policies in the context of rulemakings, pipeline-specific adjudications, or other regulatory proceedings. FERC’s policies may also be modified when FERC decisions are subjected to judicial review. Changes to ratemaking policies may in turn affect the rates KPC can charge for transportation service.
We lack experience with and could be subject to penalties and fines if QMLP fails to comply with FERC regulations.
     QMLP acquired the KPC Pipeline, which is its only FERC regulated asset, in November 2007. Given QMLP’s limited experience with FERC-regulated pipeline operations, and the complex and evolving nature of FERC regulation, it may incur significant costs related to compliance with FERC regulations. Should QMLP fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation, and to order disgorgement of profits associated with any violation. FERC’s enforcement authority also includes the options of revoking or modifying existing certificate authority and referring matters to the United States Department of Justice for criminal prosecution. Since enactment of the Energy Policy Act of 2005, FERC has initiated a number of enforcement proceedings and imposed penalties on various regulated entities, including other interstate natural gas pipelines.

We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental and operational safety regulations or an accidental release of hazardous substances into the environment.
     We may incur significant costs and liabilities as a result of environmental, health and safety requirements applicable to our oil and gas exploration, development and production activities. These costs and liabilities could arise under a wide range of federal, state and local environmental, health and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, liability for natural resource damages or damages to third parties, and to a lesser extent, issuance of injunctions to limit or cease operations.
     Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (2) the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws that impose requirements for the handling, storage, treatment or discharge of waste from our facilities, (3) the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties owned or operated by us or our predecessors or locations to which we or our predecessors has sent waste for disposal and (4) the federal Clean Water Act and analogous state laws and regulations that impose detailed permit requirements and strict controls regarding the discharge of pollutants into waters of the United States and state waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitation on such operations. Certain environmental laws, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.
     There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of oil and natural gas, air emissions related to our operations, and historical industry operations and waste disposal practices. For example, an accidental release from one of QMLP’s pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover these costs from insurance.
We may face unanticipated water and other waste disposal costs.
     We may be subject to regulation that restricts our ability to discharge water produced as part of our gas production operations. Productive zones frequently contain water that must be removed in order for the gas to produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce gas in commercial quantities. The produced water must be transported from the lease and injected into disposal wells. The availability of disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability.
     Where water produced from our projects fails to meet the quality requirements of applicable regulatory agencies, our wells produce water in excess of the applicable volumetric permit limits, the disposal wells fail to meet the requirements of all applicable regulatory agencies, or we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:
•	we cannot obtain future permits from applicable regulatory agencies;

•	water of lesser quality or requiring additional treatment is produced;

•	our wells produce excess water;

•	new laws and regulations require water to be disposed in a different manner; or

•	costs to transport the produced water to the disposal wells increase.
     RCRA and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the U.S. Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, which may be regulated as hazardous wastes. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements. However, drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, production and transportation of oil and gas are currently excluded from regulation as hazardous wastes under RCRA. These wastes may be regulated by EPA or state agencies as non-hazardous solid wastes. Moreover, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.
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
     We estimate that we will incur costs of approximately $1.0 million through 2009 to complete the last year of the initial high consequence area integrity testing of which we have incurred approximately $0.25 million to date. We estimate we will incur approximately $1.5 million in 2012 to implement pipeline integrity management program testing along certain segments of natural gas pipelines. We also estimate that we will incur costs of approximately $0.5 million through 2009 and an additional $0.25 million to $0.3 million in 2010 to complete the last year of a Stray Current Survey resulting from a 2005 U.S. Department of Transportation (“DOT”) audit. These costs may be significantly higher due to the following factors:
•	our estimate does not include the costs of repairs, remediation or preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial;

•	additional regulatory requirements that are enacted could significantly increase the amount of these expenditures;

•	the actual implementation costs may be materially higher than we estimate because of increased industry-wide demand for contractors and service providers and the related increase in costs; or

•	failure to comply with DOT regulations and any corresponding deadlines, which could subject us to penalties and fines.

Recent and future environmental laws and regulations may significantly limit, and increase the cost of, our exploration and production operations.
     Recent and future environmental laws and regulations, including additional federal and state restrictions on greenhouse gas emissions that may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce. The oil and gas industry is a direct source of certain greenhouse gas (“GHG”) emissions, such as carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Specifically, on April 17, 2009, the EPA issued a notice of its proposed finding and determination that emission of carbon dioxide, methane, and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to EPA, contributing to warming of the earth’s atmosphere. EPA’s proposed finding and determination, and any final action in the future, will allow it to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. Although it may take EPA several years to adopt and impose regulations limiting emissions of GHGs, any such regulation could require us to incur costs to reduce emissions of GHGs associated with our operations. Similarly, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas we produce. At the state level, more than one-third of the states, including California, have begun taking actions to control and/or reduce emissions of GHGs. The California Global Warming Solutions Act of 2006, also known as “AB 32,” caps California’s greenhouse gas emissions at 1990 levels by 2020, and the California Air Resources Board is currently developing mandatory reporting regulations and early action measures to reduce GHG emissions prior to January 1, 2012. Although most of the regulatory initiatives developed or being developed by the various states have to date been focused on large sources of GHG emissions, such as coal-fired electric power plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations in the future.
     In addition, the U.S. Congress is currently considering certain other legislation which, if adopted in its current proposed form, could subject companies involved in oil and natural gas exploration and production activities to substantial additional regulation. If such legislation is adopted, federal tax incentives could be curtailed, and hedging activities as well as certain other business activities of exploration and production companies could be limited, resulting in increased operating costs. Any such limitations or increased operating costs could have a material adverse effect on our business.
Growing our business by constructing new assets is subject to regulatory, political, legal and economic risks.
     One of the ways QMLP intends to grow its business in the long-term is through the construction of new midstream assets.
     The construction of additions or modifications to QMLP’s gas gathering system and/or the KPC Pipeline, and the construction of new midstream assets, involves numerous operational, regulatory, environmental, political and legal risks beyond our control and may require the expenditure of significant amounts of capital. These potential risks include, among other things:
•	inability to complete construction of these projects on schedule or at the budgeted cost due to the unavailability of required construction personnel or materials;

•	failure to receive any material increases in revenues until the project is completed, even though we may have expended considerable funds during the construction phase, which may be prolonged;

•	facilities may be constructed to capture anticipated future growth in production in a region in which such growth does not materialize;

•	reliance on third party estimates of reserves in making a decision to construct facilities, which estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating reserves;

•	inability to obtain rights-of-way to construct additional pipelines or the cost to do so may be uneconomical;

•	the construction of additions or modifications to the KPC Pipeline may require the issuance of certificates of public convenience and necessity from FERC, which may result in delays or increased costs; and

•	additions to or modifications of the gas gathering system could result in a change in its NGA-exempt status.
If we do not make acquisitions on economically acceptable terms, our future growth and profitability will be limited.
     Our ability to grow and to increase our profitability depends in part on our ability to make acquisitions that result in an increase in our net income per share and cash flows. We may be unable to make such acquisitions because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors. If we are unable to acquire properties containing proved reserves, our total level of proved reserves will decline as a result of our production, which will adversely affect our results of operations.
     Even if we do make acquisitions that we believe will increase our net income per share and cash flows, these acquisitions may nevertheless result in a decrease in net income and/or cash flows. Any acquisition involves potential risks, including, among other things:
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
     In addition, we may pursue acquisitions outside the Cherokee and Appalachian Basins. Because we operate substantially in the Cherokee and Appalachian Basins, we do not have the same level of experience in other basins. Consequently, acquisitions in areas outside the Cherokee and Appalachian Basins may not allow us the same operational efficiencies we currently benefit from in those basins. In addition, acquisitions outside the Cherokee and Appalachian Basins will expose us to different operational risks due to potential differences, among others, in:

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
If third party pipelines and other facilities interconnected to QMLP’s natural gas pipelines become unavailable to transport or produce natural gas, its revenues and cash available for distribution could be adversely affected.
     QMLP depends upon third party pipelines and other facilities that provide delivery options to and from its pipelines and facilities for the benefit of its customers. Since QMLP does not own or operate any of these pipelines or other facilities, their continuing operation is not within its control. If any of these third party pipelines and other facilities become unavailable to transport or produce natural gas, our revenues and cash available for distribution could be adversely affected.
Failure of the natural gas that QMLP gathers on its gas gathering system to meet the specifications of interconnecting interstate pipelines could result in curtailments by the interstate pipelines.
     Natural gas gathered on QMLP’s gas gathering system is delivered into interstate pipelines. These interstate pipelines establish specifications for the natural gas that they are willing to accept, which include requirements such as hydrocarbon dewpoint, temperature, and foreign content including water, sulfur, carbon dioxide and hydrogen sulfide. These specifications vary by interstate pipeline. If the natural gas delivered from the gas gathering system fails to meet the specifications of a particular interstate pipeline that pipeline may refuse to accept all or a part of the natural gas scheduled for delivery to it. In those circumstances, QMLP may be required to find alternative markets for that natural gas or to shut-in the producers of the non-conforming natural gas, potentially reducing its throughput volumes or revenues.
QMLP’s interstate natural gas pipeline has recorded certain assets that may not be recoverable from its customers.
     FERC rate-making and accounting policies permit pipeline companies to record certain types of expenses that relate to regulated activities to be recorded on our balance sheet as regulatory assets for possible future recovery in jurisdictional rates. QMLP considers a number of factors to determine the probability of future recovery of these assets. If QMLP determines future recovery is no longer probable or if FERC denies recovery, it would be required to write off the regulatory assets at that time, potentially reducing our revenues.

Operational limitations of the KPC Pipeline could cause a significant decrease in our revenues and operating results.
     During peak demand periods, failures of compression equipment or pipelines could limit the KPC Pipeline’s ability to meet firm commitments, which may limit its ability to collect reservation charges from its customers and, if so, could negatively impact our revenues and results of operations.
QMLP does not own all of the land on which its pipelines are located or on which it may seek to locate pipelines in the future, which could disrupt its operations and growth.
     QMLP does not own the land on which its pipelines have been constructed, but does have right-of-way and easement agreements from landowners and governmental agencies, some of which require annual payments to maintain the agreements and most of which have a perpetual term. New pipeline infrastructure construction may subject QMLP to more onerous terms or to increased costs if the design of a pipeline requires redirecting. Such costs could have a material adverse effect on our business, results of operations and financial condition.
     In addition, the construction of additions to the pipelines may require QMLP to obtain new rights-of-way prior to constructing new pipelines. QMLP may be unable to obtain such rights-of-way to expand pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way. If the cost of obtaining new rights-of-way increases, then our business and results of operations could be adversely affected.
Our success depends on key management personnel, the loss of any of whom could disrupt our business.
     The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We have not obtained, and we do not anticipate obtaining, “key man” insurance for any of our management. The loss of services of any of our key management personnel could have a material adverse effect on our business. If the key personnel do not devote significant time and effort to the management and operation of the business, our financial results may suffer.
Risks Related to the Ownership of Our Common Stock
We currently are not in compliance with NASDAQ’s continued listing requirements, and if our common stock is delisted, it could negatively impact the price of our common stock, our ability to access the capital markets and the liquidity of our common stock.
     Our common stock is currently listed on the NASDAQ Global Market. To maintain our listing, we are required to maintain a minimum closing bid price of at least $1.00 per share for our common stock for 30 consecutive business days. On September 15, 2009, we received a notice from the staff of The NASDAQ Stock Market, indicating that, because our stock has not maintained a minimum bid price of $1.00 per share for the last 30 consecutive business days, a deficiency exists under NASDAQ Listing Rule 5450(a)(1). However, NASDAQ Listing Rule 5810(c)(3)(A) provides us a 180 calendar day grace period to regain compliance. Our grace period will expire on March 15, 2010. We will automatically regain compliance with NASDAQ rules if, at any time during this grace period the bid price for its shares closes at $1.00 or more per share for a minimum of ten consecutive business days. If we have not regained compliance by the end of this grace period we will receive a written notification that our securities are subject to delisting, a determination we can choose to appeal to NASDAQ Hearing’s Panel.
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
Our stock price may be volatile.
     The following factors could affect our stock price:
•	the Recombination and the uncertainty whether it will be consummated or successful;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;

•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;

•	material weaknesses in the control environment;

•	actual or anticipated variations in our reserve estimates and quarterly operating results;

•	changes in oil and natural gas prices;

•	speculation in the press or investment community;

•	sales of our common stock by significant stockholders;

•	short-selling of our common stock by investors;

•	pending litigation, including securities class action and derivative lawsuits;

•	issuance of a significant number of shares to raise additional capital to fund our operations;

•	increases in our cost of capital;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of oil and natural gas; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.
It is unlikely that we will be able to pay dividends on our common stock.
     We have never paid dividends on our common stock. We cannot predict with certainty that our operations will result in sufficient revenues to enable us to operate profitably and with sufficient positive cash flow so as to enable us to pay dividends to the holders of common stock. In addition, the Credit Agreement prohibits us from paying any dividend to the holders of our common stock without the consent of the lenders under the Credit Agreement, other than dividends payable solely in equity interests of QRCP.
The percentage ownership evidenced by the common stock is subject to dilution.
     We are authorized to issue up to 200,000,000 shares of common stock and are not prohibited from issuing additional shares of such common stock. Moreover, to the extent that we issue any additional common stock, a holder of the common stock is not necessarily entitled to purchase any part of such issuance of stock. The holders of the common stock do not have statutory “preemptive rights” and therefore are not entitled to maintain a proportionate share of ownership by buying additional shares of any new issuance of common stock before others are given the opportunity to purchase the same. Accordingly, your percentage ownership, as a holder of the common stock, is subject to change as a result of the sale of any additional common stock or other equity interests in QRCP.
Our common stock is an unsecured equity interest.
     Just like any equity interest, our common stock is not secured by any of our assets. Therefore, in the event of our liquidation, the holders of our common stock will receive distributions only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying its secured and unsecured creditors to make any distribution to the holders of our common stock.
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
     Various provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed to by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:
•	the right of our board of directors to issue and determine the rights and preferences of preferred stock to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock;

•	at certain times, classification of our directors into three classes with respect to the time for which they hold office;

•	non-cumulative voting for directors;

•	control by our board of directors of the size of our board of directors;

•	limitations on the ability of stockholders to call special meetings of stockholders; and

•	advance notice requirements for nominations by stockholders of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.
     We have also approved a stockholders’ rights agreement, as amended (the “Rights Agreement”), between us and UMB Bank, N.A., (subsequently acquired by Computershare Limited) as Rights Agent. Pursuant to the Rights Agreement, holders of our common stock are entitled to purchase one one-thousandth (1/1,000) of a share (a “Unit”) of Series B Junior Participating Preferred Stock at a price of $75.00 per Unit upon certain events. The purchase price is subject to appropriate adjustment upon the happening of certain events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of our then outstanding common stock, the Rights will become exercisable for shares of common stock equal to (i) the number of Units held by a stockholder multiplied by the then-current purchase price, and (ii) divided by one-half of our then-current stock price. The existence of the Rights Agreement may discourage, delay or prevent a change of control or takeover attempt of us by a third party that is opposed to by our management and board of directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
     None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the third quarter of 2009.

ITEM 5.	OTHER INFORMATION.
     None.

ITEM 6.	EXHIBITS

*2.1
First Amendment dated as of October 2, 2009 to the Agreement and Plan of Merger, dated as of July 2, 2009, by and among New Quest Holdings Corp. (n/k/a PostRock Energy Corporation), Quest Resource Corporation, Quest Midstream Partners, L.P., Quest Energy Partners, L.P., Quest Midstream GP, LLC, Quest Energy GP, LLC, Quest Resource Acquisition Corp., Quest Energy Acquisition, LLC, Quest Midstream Holdings Corp. and Quest Midstream Acquisition, LLC (incorporated herein by reference to Exhibit 2.2 to PostRock Energy Corporation’s Registration Statement on Form S-4 filed on October 6, 2009).

*10.1
Second Amended and Restated Credit Agreement dated as of September 11, 2009 by and among Quest Resource Corporation, Royal Bank of Canada, the lenders party thereto and RBC Capital Markets (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on September 17, 2009).

*10.2
Third Amendment to Second Lien Senior Term Loan Agreement, dated as of September 30, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on October 1, 2009).

*10.3
Fourth Amendment to Second Lien Senior Term Loan Agreement, dated as of October 31, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K filed on November 2, 2009).

*10.4
First Amendment dated as of October 2, 2009 to the Support Agreement, dated as of July 2, 2009, by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P., Alerian Opportunity Partners IV, LP, Alerian Opportunity Partners IX, LP and certain other unitholders of Quest Midstream Partners, L.P. party thereto (incorporated herein by reference to Exhibit 10.61 to PostRock Energy Corporation’s Registration Statement on Form S-4 filed on October 6, 2009).

10.5	Second Amendment to Employment Agreement, dated as of August 28, 2009, by and between Quest Resource Corporation and Jack T. Collins.

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of November, 2009.

Quest Resource Corporation
By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer and President

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer