Form 10-Q/A
period 2009-09-30
QUEST RESOURCE CORP
filed 2010-02-02
CIK 775351

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

EXPLANATORY NOTE
Each item of the quarterly report on Form 10-Q as originally filed on November 5, 2009 has been included in this Form 10-Q/A in its entirety. No attempt has been made in this Form 10-Q/A to modify or update the disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date. Additional disclosure has been made to reflect the cancellation of the Missouri Gas Energy (“MGE”) contract, which occurred on October 31, 2009. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-Q/A. This information has not been revised from the information provided in the originally filed quarterly report on Form 10-Q because it did not relate to the cancellation of such contract.

QUEST RESOURCE CORPORATION
FORM 10-Q/A
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
Note 12 — Subsequent Events
     On October 31, 2009, QMLP’s gas transportation contract with MGE was terminated and has not been renegotiated or renewed. This customer was a significant customer to QMLP. The loss of this customer could result in an impairment of the KPC pipeline assets and customer-related intangible assets. As of November 5, 2009, the range of impairment can not be estimated. The carrying value of these assets was $119.7 million as of September 30, 2009.
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
   Loss of major customer
     On October 31, 2009, QMLP’s gas transportation contract with Missouri Gas Energy was terminated and has not been renegotiated or renewed. This customer was a significant customer to QMLP. The loss of this customer could result in an impairment of the KPC Pipeline assets and customer-related intangible assets. As of November 5, 2009, the range of impairment can not be estimated. The carrying value of these assets was $119.7 million as of September 30, 2009.
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

**10.5	Second Amendment to Employment Agreement, dated as of August 28, 2009, by and between Quest Resource Corporation and Jack T. Collins.

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Previously filed.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of February, 2010.

Quest Resource Corporation
By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer and President

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer